Form 10QSB
period 2000-03-31
MILLENNIA TEA MASTERS INC
filed 2000-05-10
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------
           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
----------
           1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28985
                                                 -------

                           Millennia Tea Masters, Inc.
        (Exact name of small business issuer as specified in its charter)

            Texas                                            75-2785941
-----------------------------                         ------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas, TX 75248
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 5, 2000: 1,730,939

Transitional Small Business Disclosure Format (check one):      YES     NO X
                                                                    ---   ---

                           Millennia Tea Masters, Inc.

                Form 10-QSB for the Quarter ended March 31, 2000

                                Table of Contents

                                                                            Page

Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           10


Part II - Other Information

  Item 1  Legal Proceedings                                                  11

  Item 2  Changes in Securities                                              11

  Item 3  Defaults Upon Senior Securities                                    11

  Item 4  Submission of Matters to a Vote of Security Holders                11

  Item 5  Other Information                                                  11

  Item 6  Exhibits and Reports on Form 8-K                                   11




Signatures                                                                   12

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section

           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements

                                                     Accountant's Review Report

Board of Directors and Shareholder
Millennia Tea Masters, Inc.

We have reviewed the accompanying balance sheets of Millennia Tea Masters, Inc. (a Texas corporation) as of March 31, 2000 and 1999 and the accompanying statement of operations and comprehensive income and statement of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the
U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced limited sales and incurred operating losses related to its startup and initial importation of inventory. The Company has been primarily dependent upon the sale of common stock to working capital. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/  S. W. HATFIELD, CPA
                                                  -------------------------
                                                       S. W. HATFIELD, CPA
Dallas, Texas
May 5, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com




                           Millennia Tea Masters, Inc.
                                 Balance Sheets

                             March 31, 2000 and 1999

                                   (Unaudited)

                                                              March 31,    March 31,
                                                                2000         1999
                                                             -----------------------

                                     ASSETS

Current assets

   Cash on hand and in bank                                  $     876    $    --
   Amounts due from affiliates                                  94,781      227,081
   Inventory                                                   526,478      481,928
                                                             ---------    ---------

     Total current assets                                      622,135      709,009
                                                             ---------    ---------

TOTAL ASSETS                                                 $ 622,135    $ 709,009
                                                             =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Cash overdraft                                            $    --      $   5,963
   Accounts payable - trade                                       --          9,734
   Sales taxes payable                                            --            262
                                                             ---------    ---------

     Total liabilities                                            --         15,959
                                                             ---------    ---------


Commitments and contingencies

Stockholders' equity Common stock - $0.001 par value

     25,000,000 shares authorized
     1,730,939 shares issued and outstanding                     1,731        1,731
   Additional paid-in capital                                  731,208      731,208
   Accumulated deficit                                        (110,804)     (39,889)
                                                             ---------    ---------

     Total stockholders' equity                                622,135      693,050
                                                             ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 622,135    $ 709,009
                                                             =========    =========




See Accountant's Review Report.

The accompanying notes are an integral part of these financial statements.

                           Millennia Tea Masters, Inc.
                Statements of Operations and Comprehensive Income

                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                       Three monthsThree months
                                                         ended          ended
                                                       March 31,       March 31,
                                                         2000            1999
                                                     --------------------------

Revenues                                             $       262    $     3,115

Cost of Sales                                                 52          1,059
                                                     -----------    -----------

Gross Profit                                                 210          2,056
                                                     -----------    -----------

Operating expenses

   Marketing, promotion and product development             --            5,614
   Wages and related expenses                              4,222            103
   General and administrative expenses                    16,280         20,198
                                                     -----------    -----------

   Total operating expenses                               20,502         25,915
                                                     -----------    -----------

Loss from operations                                     (20,292)       (23,859)

Other income (expense)                                      --             --
                                                     -----------    -----------

Loss before income taxes                                 (20,292)       (23,859)

Provision for income taxes                                  --             --
                                                     -----------    -----------

Net Loss                                                 (20,292)       (23,859)

Other comprehensive income                                  --             --
                                                     -----------    -----------

Comprehensive Loss                                   $   (20,292)   $   (23,859)
                                                     ===========    ===========

Loss per weighted-average share of common
   stock outstanding, computed on net loss -
   basic and fully diluted                           $     (0.01)   $     (0.01)
                                                     ===========    ===========

Weighted-average number of
   common shares outstanding                           1,730,939      1,712,372
                                                     ===========    ===========



See Accountant's Review Report.

The accompanying notes are an integral part of these financial statements.



                           Millennia Tea Masters, Inc.
                            Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                          Three months  Three months
                                                             ended         ended
                                                            March 31,     March 31,
                                                              2000          1999
                                                          --------------------------

Cash flows from operating activities

   Net loss for the year                                    $ (20,292)   $ (23,859)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       (Increase) Decrease in

         Inventory                                               (546)    (203,190)
       Increase (Decrease) in
         Accounts payable - trade                              (1,800)       9,734
                                                            ---------    ---------

Net cash used in operating activities                         (22,638)    (217,315)
                                                            ---------    ---------


Cash flows from investing activities                             --           --
                                                            ---------    ---------


Cash flows from financing activities

   Increase (Decrease) in cash overdraft                         --          5,963
   Advances from/(to) affiliates                               23,000     (264,708)
   Proceeds from sale of common stock                            --        422,374
                                                            ---------    ---------

Net cash provided by financing activities                      23,000      163,629
                                                            ---------    ---------

INCREASE (DECREASE) IN CASH                                       362      (53,686)

Cash at beginning of year                                         514       53,686
                                                            ---------    ---------

Cash at end of year                                         $     876    $    --
                                                            =========    =========

Supplemental disclosure of interest and income taxes paid

   Interest paid for the period                             $    --      $    --
                                                            =========    =========
   Income taxes paid for the period                         $    --      $    --
                                                            =========    =========




See Accountant's Review Report.

The accompanying notes are an integral part of these financial statements.

                           Millennia Tea Masters, Inc.

                          Notes to Financial Statements

Note A - Organization and Description of Business

Millennia Tea Masters, Inc. (Company) was incorporated on August 3, 1998 under the laws of the State of Texas. The Company was formed to engage principally in the marketing and sale of imported teas.

The Company began operations in October 1998 with its initial order of imported teas from Sri Lanka.

The Company has elected a year-end of December 31 and uses the accrual method of accounting.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-SB filed with the U. S. Securities and Exchange Commission on January 19, 2000. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to
Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-SB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's principal product, imported teas from Sri Lanka, is processed by a single unrelated Sri Lankan entity. In the event of any disruption in the availability of imported teas from Sri Lanka, if any, the Company may experience a negative economic impact. The Company believes that other processors of imported teas of comparable quality and price are available from the same region and that no interruption of product availability will occur.

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during 1998 and 1999 in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $110,000.

                           Millennia Tea Masters, Inc.

Note B - Going Concern Uncertainty - Continued

During this start-up phase, the Company has been dependent upon the sale of common stock to provide working capital. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

Management has taken actions directly related to the generation of product sales during Calendar 2000 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations. Further, management believes that its efforts to raise additional capital through the sale of equity securities and/or new debt financing will provide additional cash flows. However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Note C - Summary of Significant Accounting Policies

1.     Cash and cash equivalents
       -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Inventory
     ---------

     Inventory consists of imported tea products from Sri Lanka and are valued at the lower of cost or market using the first-in, first-out method. The product life of imported teas is approximately three (3) years and, accordingly, the Company anticipates no obsolescence or deterioration in its products' quality.

3    Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

4.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

                           Millennia Tea Masters, Inc.

Note C - Summary of Significant Accounting Policies - Continued

5.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000 and 1999, the Company had no warrants and/or options outstanding.

Note D - Related Party Transactions

As of March 31, 2000 and 1999, respectively, the Company has amounts receivable from an affiliated entity and/or officers of approximately $94,781 and $227,081. These advances are unsecured, due upon demand and are non- interest bearing.

Note E - Equity Transactions

In August 1998, the Company issued an aggregate 1,000,000 shares of restricted, common stock to its founders at par value for the initial capitalization of the Company.

In the fourth quarter of 1998, the Company sold an aggregate 308,565 shares of restricted, unregistered common stock to various unrelated investors at a price of $1.00 per share for aggregate proceeds of approximately $308,565.

In the first quarter of 1999, the Company sold an aggregate 422,374 shares of restricted, unregistered common stock to affiliates and other unrelated parties at a price of $1.00 per share for aggregate proceeds of approximately $422,374.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)  Results of Operations

The Company is considered a development stage company and as such has generated no significant operating revenues and has incurred cumulative operating losses of approximately $110,000.

For the respective quarters ended March 31, 2000 and 1999, the Company experienced net sales of approximately $260 and $3,115. The Company's expenses during these corresponding periods relate principally to the start-up of operations and the development of a marketing plan for the Company's tea products.

Total net losses for the respective quarters ended March 31, 2000 and 1999 were $(20,292) and $(23,859). Net loss per share was approximately $(0.01) and $(0.01) for each respective quarter.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through March 31, 2000 has been provided by the proceeds from the sale of common stock.

In the fourth quarter of 1998, the Company sold an aggregate 308,565 shares of restricted, unregistered common stock to various unrelated investors at a price of $1.00 per share for aggregate proceeds of approximately $308,565.

In the first quarter of 1999, the Company sold an aggregate 422,374 shares of restricted, unregistered common stock to affiliates and other unrelated parties at a price of $1.00 per share for aggregate proceeds of approximately $422,374.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. Additionally, management is of the opinion that there is additional potential opportunity for the sale of additional common stock through either private placements or secondary offerings.

(4)  Year 2000 Considerations

The Year 2000 (Y2K) date change was believed to affect virtually all computers and organizations. The Company undertook a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. The Company has not experienced any detrimental effects related to any Y2K issues or date changes through the date of this filing. However, there can be no assurance that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will continue to function appropriately.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILLENNIA TEA MASTERS, INC.


May    5   , 2000                                   /s/ Kevin B. Halter
    -------                             -------------------------------
                                                        Kevin B. Halter
                                                 President and Director