Form 10QSB
period 2000-06-30
MILLENNIA TEA MASTERS INC
filed 2000-08-09
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY REPORT UNDER SECTION 13 OR  15(d)  OF  THE  SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28985
                                                 -------

                           Millennia Tea Masters, Inc.
        (Exact name of small business issuer as specified in its charter)

            Texas                                              75-2785941
-----------------------------                         --------------------------
  (State of incorporation)                             (IRS Employer ID Number)

              2591 Dallas Parkway, Suite 102, Frisco, TX 75034-8543
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (469) 633-0100
                                 --------------
                           (Issuer's telephone number)

               16910 Dallas Parkway, Suite 100, Dallas, TX 75248
              --------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 8, 2000: 1,730,939

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                           Millennia Tea Masters, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents

                                                                         Page
                                                                         ----
Part I - Financial Information

   Item 1   Financial Statements                                           3

   Item 2   Management's Discussion and Analysis or Plan of Operation     10


Part II - Other Information

   Item 1   Legal Proceedings                                             11

   Item 2   Changes in Securities                                         11

   Item 3   Defaults Upon Senior Securities                               11

   Item 4   Submission of Matters to a Vote of Security Holders           11

   Item 5   Other Information                                             11

   Item 6   Exhibits and Reports on Form 8-K                              11


Signatures                                                                11

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholder
Millennia Tea Masters, Inc.

We have reviewed the accompanying balance sheets of Millennia Tea Masters, Inc. (a Texas corporation) as of June 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the six and three months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

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

                                                             S. W. HATFIELD, CPA
Dallas, Texas
August 8, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                           Millennia Tea Masters, Inc.
                                 Balance Sheets
                             June 30, 2000 and 1999

                                   (Unaudited)

                                                              June 30,     June 30,
                                                               2000         1999
                                                             ---------    ---------
                                     ASSETS
                                     ------

Current assets
   Cash on hand and in bank                                  $   1,032    $    --
   Accounts receivable - trade, net of
     allowance for doubtful accounts of
     $-0- and $-0-, respectively                                  --            395
   Amounts due from affiliates                                  85,971         --
   Inventory                                                   526,459      480,963
                                                             ---------    ---------

     Total current assets                                      613,462      481,358
                                                             ---------    ---------

TOTAL ASSETS                                                 $ 613,462    $ 481,358
                                                             =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Cash overdraft                                            $    --      $   1,856
   Accounts payable - trade                                       --           --
   Sales taxes payable                                            --            262
   Advances from affiliates                                       --        179,441
                                                             ---------    ---------

     Total liabilities                                            --        181,559
                                                             ---------    ---------


Commitments and contingencies

Stockholders' equity
   Common stock - $0.001 par value
     25,000,000 shares authorized
     1,730,939 and 1,349,665 shares
     issued and outstanding, respectively                        1,731        1,350
   Additional paid-in capital                                  731,208      349,315
   Accumulated deficit                                        (119,477)     (50,866)
                                                             ---------    ---------

     Total stockholders' equity                                613,462      299,799
                                                             ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 613,462    $ 481,358
                                                             =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                           Millennia Tea Masters, Inc.
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                            Six months     Six months    Three months   Three months
                                              ended          ended          ended          ended
                                             June 30,       June 30,       June 30,       June 30,
                                               2000           1999           2000           1999
                                           -----------    -----------    -----------    -----------
Revenues                                   $       354    $     5,399    $        92    $     2,284

Cost of Sales                                       71          1,123             19             64
                                           -----------    -----------    -----------    -----------

Gross Profit                                       283          4,276             73          2,220
                                           -----------    -----------    -----------    -----------

Operating expenses
   Wages and related expenses                    4,667            103            445             70
   Marketing, promotion
     and product development                      --            5,614           --             --
   General and administrative expenses          24,581         33,395          8,301         13,127
                                           -----------    -----------    -----------    -----------

   Total operating expenses                     29,248         39,112          8,746         13,197
                                           -----------    -----------    -----------    -----------

Loss from operations                           (28,965)       (34,836)        (8,673)       (10,977)

Other income (expense)                            --             --             --             --
                                           -----------    -----------    -----------    -----------

Loss before income taxes                       (28,965)       (34,836)        (8,673)       (10,977)

Provision for income taxes                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Net Loss                                       (28,965)       (34,836)        (8,673)       (10,977)

Other comprehensive income                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Comprehensive Loss                         $   (28,965)   $   (34,836)   $    (8,673)   $   (10,977)
                                           ===========    ===========    ===========    ===========

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted   $     (0.02)   $     (0.03)   $     (0.01)   $     (0.01)
                                           ===========    ===========    ===========    ===========

Weighted-average number of
   common shares outstanding                 1,730,939      1,340,746      1,730,939      1,349,665
                                           ===========    ===========    ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                           Millennia Tea Masters, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                            Six months   Six months
                                                              ended        ended
                                                             June 30,     June 30,
                                                              2000         1999
                                                            ---------    ---------
Cash flows from operating activities
   Net loss for the year                                    $ (28,965)   $ (34,836)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       (Increase) Decrease in
         Accounts receivable - trade                             --           (395)
         Inventory                                               (527)    (203,127)
       Increase (Decrease) in
         Accounts payable - trade                              (1,800)        --
                                                            ---------    ---------

Net cash used in operating activities                         (31,292)    (238,358)
                                                            ---------    ---------


Cash flows from investing activities                             --           --
                                                            ---------    ---------


Cash flows from financing activities
   Increase (Decrease) in cash overdraft                         --          1,856
   Advances from/(to) affiliates                               31,810      141,716
   Proceeds from sale of common stock                            --         41,100
                                                            ---------    ---------

Net cash provided by financing activities                      31,810      184,672
                                                            ---------    ---------

INCREASE (DECREASE) IN CASH                                       518      (53,686)

Cash at beginning of year                                         514       53,686
                                                            ---------    ---------

Cash at end of year                                         $   1,032    $    --
                                                            =========    =========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                             $    --      $    --
                                                            =========    =========
   Income taxes paid for the period                         $    --      $    --
                                                            =========    =========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

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

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during 1998 and 1999 in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $120,000.

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

3.   Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

4.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

                           Millennia Tea Masters, Inc.

Note C - Summary of Significant Accounting Policies - Continued

5.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the Company had no warrants and/or options outstanding.

Note D - Related Party Transactions

As of June 30, 2000 and 1999, respectively, the Company has amounts receivable (payable) from an affiliated entity and/or officers of approximately $85,971 and $(179,441). These advances are unsecured, due upon demand and are non-interest bearing.

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

(2)  Results of Operations

The Company is considered a development stage company and as such has generated no significant operating revenues and has incurred cumulative operating losses of approximately $120,000.

For the respective six month periods ended June 30, 2000 and 1999, the Company experienced net sales of approximately $354 and $5,399. The Company's expenses during these corresponding periods relate principally to the start-up of operations and the development of a marketing plan for the Company's tea products.

Total net losses for the respective six month periods ended June 30, 2000 and 1999 were $(28,965) and $(34,836). Net loss per share was approximately $(0.02) and $(0.03) for each respective six month period.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through June 30, 2000 has been provided by the proceeds from the sale of common stock and/or advances from affiliates.

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

   None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLENNIA TEA MASTERS, INC.


August    8   , 2000                                        /s/ Kevin B. Halter
       -------                                ----------------------------------
                                                                 Kevin B. Halter
                                                          President and Director