Form 10QSB
period 2000-09-30
MILLENNIA TEA MASTERS INC
filed 2000-10-19
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---------       OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 16, 2000: 1,730,939

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                           Millennia Tea Masters, Inc.

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1  Financial Statements                                                 3

  Item 2  Management's Discussion and Analysis or Plan of Operation            9


Part II - Other Information

  Item 1  Legal Proceedings                                                   10

  Item 2  Changes in Securities                                               10

  Item 3  Defaults Upon Senior Securities                                     10

  Item 4  Submission of Matters to a Vote of Security Holders                 10

  Item 5  Other Information                                                   10

  Item 6  Exhibits and Reports on Form 8-K                                    10


Signatures                                                                    10



Item 1 - Part 1 - Financial Statements

                           Millennia Tea Masters, Inc.
                                 Balance Sheets
                           September 30, 2000 and 1999

                                   (Unaudited)

                                                           September 30,  September 30,
                                                               2000           1999
                                                           -------------  -------------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                  $      51      $  26,317
   Amounts due from affiliates                                  79,971           --
   Inventory                                                   526,443        531,570
                                                             ---------      ---------

     Total current assets                                      606,465        557,887
                                                             ---------      ---------

TOTAL ASSETS                                                 $ 606,465      $ 557,887
                                                             =========      =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $    --        $   8,886
   Advances from affiliates                                       --          248,441
                                                             ---------      ---------

     Total liabilities                                            --          257,327
                                                             ---------      ---------


Commitments and contingencies

Stockholders' equity
   Common stock - $0.001 par value
     25,000,000 shares authorized
     1,730,939 and 1,349,665 shares
     issued and outstanding, respectively                        1,731          1,731
   Additional paid-in capital                                  731,208        358,934
   Accumulated deficit                                        (126,474)       (60,105)
                                                             ---------      ---------

     Total stockholders' equity                                606,465        300,560
                                                             ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 606,465      $ 557,887
                                                             =========      =========




                           Millennia Tea Masters, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                           Nine months    Nine months   Three months   Three months
                                              ended          ended          ended          ended
                                          September 30,  September 30,  September 30,  September 30,
                                               2000           1999           2000           1999
                                           -----------    -----------    -----------    -----------
Revenues                                   $       431    $     6,586    $        77    $     1,187

Cost of Sales                                       86          2,199             15          1,076
                                           -----------    -----------    -----------    -----------

Gross Profit                                       345          4,387             62            111
                                           -----------    -----------    -----------    -----------

Operating expenses
   Wages and related expenses                    4,222            221           (445)            48
   Marketing, promotion
     and product development                      --            6,250           --              636
   General and administrative expenses          32,085         41,991          7,504          8,666
                                           -----------    -----------    -----------    -----------

   Total operating expenses                     36,307         48,462          7,059          9,350
                                           -----------    -----------    -----------    -----------

Loss from operations                           (35,962)       (44,075)        (6,997)        (9,239)

Other income (expense)                            --             --             --             --
                                           -----------    -----------    -----------    -----------

Loss before income taxes                       (35,962)       (44,075)        (6,997)        (9,239)

Provision for income taxes                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Net Loss                                       (35,962)       (44,075)        (6,997)        (9,239)

Other comprehensive income                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Comprehensive Loss                         $   (35,962)   $   (44,075)   $    (6,997)   $    (9,239)
                                           ===========    ===========    ===========    ===========

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted   $     (0.02)   $     (0.03)           nil    $     (0.01)
                                           ===========    ===========    ===========    ===========

Weighted-average number of
   common shares outstanding                 1,730,939      1,409,392      1,730,939      1,544,446
                                           ===========    ===========    ===========    ===========




                           Millennia Tea Masters, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                           Nine months    Nine months
                                                              ended          ended
                                                          September 30,  September 30,
                                                              2000           1999
                                                          -------------  -------------
Cash flows from operating activities
   Net loss for the year                                    $ (35,962)     $ (44,075)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       (Increase) Decrease in
         Inventory                                               (511)      (253,734)
       Increase (Decrease) in
         Accounts payable - trade                              (1,800)         8,624
                                                            ---------      ---------

Net cash used in operating activities                         (38,273)      (289,185)
                                                            ---------      ---------


Cash flows from investing activities                             --             --
                                                            ---------      ---------


Cash flows from financing activities
   Advances from/(to) affiliates                               37,810        210,716
   Proceeds from sale of common stock                            --           51,100
                                                            ---------      ---------

Net cash provided by financing activities                      37,810        261,816
                                                            ---------      ---------

INCREASE (DECREASE) IN CASH                                      (463)       (27,369)

Cash at beginning of year                                         514         53,686
                                                            ---------      ---------

Cash at end of year                                         $      51      $  26,317
                                                            =========      =========

Supplemental disclosure of interest and income taxes paid

   Interest paid for the period                             $    --        $    --
                                                            =========      =========
   Income taxes paid for the period                         $    --        $    --
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

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during 1998 and 1999 in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $126,000.

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

4.     Income Taxes
       ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

                           Millennia Tea Masters, Inc.

Note C - Summary of Significant Accounting Policies - Continued

5.     Earnings (loss) per share
       -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the Company had no warrants and/or options outstanding.

Note D - Related Party Transactions

As of September 30, 2000 and 1999, respectively, the Company has amounts receivable (payable) from an affiliated entity and/or officers of approximately $79,971 and $(248,411). These advances are unsecured, due upon demand and are non-interest bearing.

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

(2)  Results of Operations

The Company is considered a development stage company and as such has generated no significant operating revenues and has incurred cumulative operating losses of approximately $124,000.

For the respective nine month periods ended September 30, 2000 and 1999, the Company experienced net sales of approximately $431 and $6,586. The Company's expenses during these corresponding periods relate principally to the start-up of operations and the development of a marketing plan for the Company's tea products.

Total net losses for the respective six month periods ended September 30, 2000 and 1999 were $(35,962) and $(44,075). Net loss per share was approximately $(0.02) and $(0.03) for each respective six month period.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through September 30, 2000 has been provided by the proceeds from the sale of common stock and/or advances from affiliates.

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

                                                     MILLENNIA TEA MASTERS, INC.


September    16   , 2000                                    /s/ Kevin B. Halter
          --------                             ---------------------------------
                                                                 Kevin B. Halter
                                                          President and Director