Form 10KSB
period 2000-12-31
MILLENNIA TEA MASTERS INC
filed 2001-03-19
CIK 1100954

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 2000


                           Commission file No. 0-28985

                           MILLENNIA TEA MASTERS, INC.

           (Name of Small Business Issuer as specified in its Charter)

                        2591 Dallas Parkway, Suite 102
      Texas                     Frisco, TX 75034                  75-2785941
(State or Other    (Address of Principal Executive Office,  (IRS Employer
 Jurisdiction                 including Zip Code)            Identification No.)
 of incorporation)

                                 (469) 633-0100
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:


         Title of each Class           Name of Each Exchange on which Registered
         -------------------           -----------------------------------------

                None                                     None

Securities registered Under Section 12(g) of the exchange Act: Common Stock, $0.001 Par Value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year:  $629.00

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 15, 2001 was - 0 -. There is no public market for the Company's common stock.

As of March 15, 2001 the issuer had 1,730,939 shares of common stock issued and outstanding.

Caution Regarding Forward-Looking Information
---------------------------------------------

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated., believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

                                     PART I

Item 1.  Description of Business.
---------------------------------

General

The Company was incorporated on August 4, 1998 under the laws of the State of Texas and shortly thereafter commenced its operations as an importer of high quality tea products from Sri Lanka.

Item 2.  Description of Property.
---------------------------------

         The Company has no properties.


Item 3.  Legal Proceedings.
---------------------------

         The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 2000


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information

         As of March 15, 2001, there is no public market for the Company's common stock.

         Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Condition and Plan of
--------------------------------------------------------------------------------
Operation.
----------

Discussion of Financial Condition

         The Company commenced operations during the fourth quarter of 1998 and has focused significant resources through December 2000 in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $148,000.

During this start-up phase, the Company is dependent upon the sale of common stock and advances from affiliates to provide working capital. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire any incurred liabilities and/or obligations on a timely basis.

It is the intent of management and significant shareholders to provide the sufficient working capital necessary to support the viability of the Company for the foreseeable future.

The Company's independent auditor, S.W. Hatfield, CPA, expressed, in his opinion on the Company's audited financial statements, doubt about the Company's ability to continue as a going concern. Reference is made to the Report of Independent Certified Public Accountants included elsewhere in this report.

Item 7.  Financial Statements.
------------------------------
                                                                        Page

Report of Independent Certified Public Accountants                      F-3

Balance Sheets as of December 31, 2000 and 1999                         F-4

Statements of Operations                                                F-5
       For the years ended December 31, 2000 and 1999

Statements of Stockholders' Equity
        For the years ended December 31, 2000 and 1999                  F-6

Statements of Cash Flows
       For the years ended December 31, 2000 and 1999                   F-7


Notes to Financial Statement                                            F-8




ITEM 8.  Changes and  Disagreements with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
Disclosures.
------------

None

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------

The following table sets forth the officers and directors of the Company.

Name                     Position                                           Age
----                     --------                                           ---

Kevin B. Halter          Chairman, President, CEO & Director                65
Kevin B. Halter Jr.      Vice President, Secretary, Treasurer & Director    40

Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

Kevin B. Halter has served as Chairman, President, Chief Executive Officer and a director of the Company since August 1998. Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation, a privately held investment and consulting company, since 1987. Mr. Halter has served as Chairman of the Board and President of Millennia, Inc. and Chairman of the Board of Digital Communications Technology Corporation since 1994. Since April 26, 2000 Mr. Halter has served as Chairman, President, Chief Executive Officer, Treasurer and a director of Safetek International, Inc. Mr. Halter is the father of Kevin B. Halter, Jr.

Kevin B. Halter, Jr. has served as Vice President, Secretary, Treasurer and a director of the Company since August 1998. Mr. Halter also serves as Vice President and Secretary of Halter Capital Corporation. He is the President of Securities Transfer Corporation, a stock transfer company registered with the Securities and Exchange Commission, a position that he has held since 1987. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. and Digital Communications Technology Corporation since 1994. Since April 26, 2000 Mr. Halter has served as Vice President, Secretary and director of Safetek International, Inc. Kevin B. Halter, Jr. is the son of Kevin B. Halter.

All directors hold office until the next annual meeting of the shareholders of the Company, and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Item 10. Executive Compensation.
--------------------------------

The Company pays no compensation to its officers and directors currently. Executive management and oversight services are provided to the Company by a controlling shareholder. The accompanying financial statements reflect management's estimate of the estimated fair value of the services contributed to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 5% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of January 19, 2001.

Name and Address                Number of Shares        Percentage of Ownership
----------------                ----------------        -----------------------

Kevin B. Halter                     994,500                     57.5%
2591 Dallas Parkway - #102
Frisco, TX 75034


Kevin Halter, Jr.                   100,000 (1)                  5.8%
2591 Dallas Parkway - #102
Frisco, TX 75034


All officers and directors
 as a group                       1,094,500                     63.2%
(2 persons)


Halter Capital Corporation          139,729 (2)                  8.0%
2591 Dallas Parkway - #102
Frisco, TX 75034

        (1)     the shares are owned by K.P. Halter Family Partnership LTD.
        (2) Halter Capital Corporation is 100% owned by Kevin B. Halter and Kevin Halter, Jr.

Stuart G. Johnston, Jr.             100,831                       5.8%
12001 Shirestone Lane
Dallas, TX 75244

Ronald Robbins                      100,000                       5.8%
6334 N. Vuelta Tajo
Tucson, AZ 85717

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

None

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Exhibits

None

Reports on Form 8-K

No Current  Report on Form 8-K was filed during the quarter  ended  December 31,
2000

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2001


MILLENNIA TEA MASTERS, INC.

By:  /s/ Kevin B. Halter
------------------------
President, CEO and Director
(Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin B. Halter                                       March 19, 2001
-------------------
Kevin B. Halter, President, CEO & Director
(Principal Executive Officer)



/s/Kevin B. Halter, Jr.                                   March 19, 2001
-----------------------
Kevin B. Halter
Vice President, Secretary, Treasurer and Director
(Principal Financial Officer)

                                  MILLENNIA TEA
                                  MASTERS, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 2000 and 1999









                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                           MILLENNIA TEA MASTERS, INC.

                                    CONTENTS

                                                                           Page
                                                                           ----

Reports of Independent Certified Public Accountants                         F-3

Financial Statements

   Balance Sheets
     as of December 31, 2000 and 1999                                       F-4

   Statement of Operations and Comprehensive Income
     for the years ended December 31 2000 and 1999                          F-5

   Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2000 and 1999                         F-6

   Statement of Cash Flows
     for the years ended December 31, 2000 and 1999                         F-7

   Notes to Financial Statements                                            F-8

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Millennia Tea Masters, Inc

We have audited the accompanying balance sheets of Millennia Tea Masters, Inc. (a Texas corporation) as of December 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennia Tea Masters, Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

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

                                                 S. W. HATFIELD, CPA
Dallas, Texas
January 11, 2001

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3


                           MILLENNIA TEA MASTERS, INC.
                                 BALANCE SHEETS

                           December 31, 2000 and 1999


                                     ASSETS
                                     ------
                                                               2000         1999
                                                             ---------    ---------
Current assets
   Cash on hand and in bank                                  $     616    $     514
   Amounts due from affiliates                                  57,781      117,781
   Inventory                                                   526,423      525,932
                                                             ---------    ---------

   Total current assets                                        584,820      644,227
                                                             ---------    ---------

TOTAL ASSETS                                                 $ 584,820    $ 664,227
                                                             =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $    --      $   1,800
                                                             ---------    ---------

   Total liabilities                                              --          1,800
                                                             ---------    ---------


Commitments and contingencies

Stockholders' equity
   Common stock - $0.001 par value
     25,000,000 shares authorized
     1,730,939 shares issued and outstanding                     1,731        1,731
   Additional paid-in capital                                  731,208      731,208
   Accumulated deficit                                        (148,119)     (90,512)
                                                             ---------    ---------

   Total stockholders' equity                                  584,820      642,427
                                                             ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 584,820    $ 644,227
                                                             =========    =========




The accompanying notes are an integral part of these financial statements.

                           MILLENNIA TEA MASTERS, INC.
                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 2000 and 1999


                                                      2000           1999
                                                  -----------    -----------

Revenues                                          $       629    $     6,138

Cost of Sales                                             107          2,213
                                                  -----------    -----------

Gross Profit                                              522          3,925
                                                  -----------    -----------

Operating expenses
   Marketing, promotion and product development         1,313         11,806
   Wages and related expenses                           4,269         13,427
   General and administrative expenses                 52,547         53,174
                                                  -----------    -----------

   Total operating expenses                            58,129         78,407
                                                  -----------    -----------

Loss from operations                                  (57,607)       (74,482)

Other income (expense)                                   --             --
                                                  -----------    -----------

Loss before income taxes                              (57,607)       (74,482)

Provision for income taxes                               --             --
                                                  -----------    -----------

Net Loss                                              (57,607)       (74,482)

Other comprehensive income                               --             --
                                                  -----------    -----------

Comprehensive Loss                                $   (57,607)   $   (74,482)
                                                  ===========    ===========

Loss per weighted-average share of common
   stock outstanding, computed on net loss -
   basic and fully diluted                        $     (0.03)   $     (0.04)
                                                  ===========    ===========

Weighted-average number of
   common shares outstanding                        1,730,939      1,726,361
                                                  ===========    ===========





The accompanying notes are an integral part of these financial statements.


                           MILLENNIA TEA MASTERS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999




                               Common Stock       Additional
                               ------------        paid-in   Accumulated
                           # shares     amount     capital     deficit       Total
                          ---------   ---------   ---------   ---------    ---------
Balances at
   January 1, 1999        1,308,565   $   1,309   $ 308,256   $ (16,030)   $ 293,535

Sales of common stock       422,374         422     422,952        --        422,374

Net loss for the year          --          --          --       (74,482)     (74,482)
                          ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1999      1,370,939       1,731     731,208     (90,512)     642,427

Net loss for the year          --          --          --       (57,607)     (57,607)
                          ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 2000      1,370,939   $   1,731   $ 731,208   $(148,119)   $ 584,820
                          =========   =========   =========   =========    =========










The accompanying notes are an integral part of these financial statements.


                           MILLENNIA TEA MASTERS, INC.
                             STATEMENT OF CASH FLOWS
                     Years ended December 31, 2000 and 1999


                                                              2000         1999
                                                            ---------    ---------
Cash flows from operating activities
   Net loss for the year                                    $ (57,607)   $ (74,482)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Bad debt expense                                          --           --
       (Increase) Decrease in
         Accounts receivable                                     --           --
         Inventory                                               (491)    (248,097)
       Increase (Decrease) in
         Accounts payable - trade                              (1,800)       1,800
         Sales taxes payable                                     --           (262)
                                                            ---------    ---------

Net cash used in operating activities                         (59,898)    (321,041)
                                                            ---------    ---------


Cash flows from investing activities                             --           --
                                                            ---------    ---------


Cash flows from financing activities
   Advances from/(to) affiliates                               60,000     (155,506)
   Proceeds from sale of common stock                            --        423,375
                                                            ---------    ---------

Net cash provided by financing activities                      60,000      267,869
                                                            ---------    ---------

INCREASE (DECREASE) IN CASH                                       102      (53,172)

Cash at beginning of year                                         514       53,686
                                                            ---------    ---------

Cash at end of year                                         $     616    $     514
                                                            =========    =========

Supplemental disclosure of interest and income taxes paid

   Interest paid for the period                             $    --      $    --
                                                            =========    =========
   Income taxes paid for the period                         $    --      $    --
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

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and has focused significant resources through December 2000 in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $148,000.

During this start-up phase, the Company is dependent upon the sale of common stock and advances from affiliates to provide working capital. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

Management has taken actions directly related to the generation of product sales during Calendar 2001 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations. Further, management believes that its efforts to raise additional capital through the sale of equity securities and/or new debt financing will provide additional cash flows. However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

4.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

5.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000 and 1999, the Company had no warrants and/or options outstanding.

Note D - Related Party Transactions

As of December 31, 2000 and 1999, respectively, the Company has amounts receivable from an affiliated entity and/or officers of approximately $57,781 and $117,781. These advances are unsecured, due upon demand and are non-interest bearing.

Note E - Equity Transactions

In the first quarter of 1999, the Company sold an aggregate 422,374 shares of restricted, unregistered common stock to affiliates and other unrelated parties at a price of $1.00 per share for aggregate proceeds of approximately $422,374.


                           MILLENNIA TEA MASTERS, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note F - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively.

                              Quarter ended  Quarter ended  Quarter ended  Quarter ended  Year ended
                                 March 31       June 30      September 30   December 31   December 31
                              -------------  -------------  -------------  -------------  -----------
2000
----
   Net revenues               $       262    $        92    $        77    $       198    $       629
   Gross profit                       210             73             62            177            522
   Net loss from operations       (20,292)        (8,673)        (6,997)       (21,645)       (57,607)
   Basic and fully diluted
     earnings per share             (0.01)         (0.01)           nil          (0.01)         (0.03)
   Weighted-average
     number of shares
     outstanding                1,730,939      1,730,939      1,730,979      1,730,939      1,730,979

1999
----
   Net revenues               $     3,115    $     2,284    $     1,187    $      (448)   $     6,138
   Gross profit                     2,056          2,220            111            462          3,925
   Net loss from operations       (23,859)       (10,977)        (9,239)       (30,407)       (74,482)
   Basic and fully diluted
     earnings per share             (0.01)         (0.01)         (0.01)         (0.01)         (0.04)
   Weighted-average
     number of shares
     outstanding                1,331,098      1,349,665      1,544,446      1,730,939      1,726,361
