Form 10QSB
period 2001-03-31
MILLENNIA TEA MASTERS INC
filed 2001-05-14
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 --------  ACT OF 1934


                  For the quarterly period ended March 31, 2001

 --------  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
           1934

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28985

                           Millennia Tea Masters, Inc.
        (Exact name of small business issuer as specified in its charter)

            Texas                                         75-2785941
            -----                                         ----------
  (State of incorporation)                        (IRS Employer ID Number)

                2591 Dallas Parkway, Suite 102, Frisco, TX 75034
                    (Address of principal executive offices)

                                 (469) 633-0100
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 14, 2001: 1,730,939
                                          -----------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                           Millennia Tea Masters, Inc.

                Form 10-QSB for the Quarter ended March 31, 2001

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




Item 1 - Part 1 - Financial Statements

                           Millennia Tea Masters, Inc.
                                 Balance Sheets
                             March 31, 2001 and 2000

                                   (Unaudited)

                                                             March 31,    March 31,
                                                               2001         2000
                                                             ---------    ---------

                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                  $   3,789    $     876
   Amounts due from affiliates                                  41,281       94,781
   Inventory                                                   526,408      526,478
                                                             ---------    ---------
     Total current assets                                      571,478      622,135
                                                             ---------    ---------
TOTAL ASSETS                                                 $ 571,478    $ 622,135
                                                             =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $   7,788    $    --
                                                             ---------    ---------
     Total liabilities                                           7,788         --
                                                             ---------    ---------

Commitments and contingencies


Stockholders' equity Common stock - $0.001 par value
     25,000,000 shares authorized
     1,730,939 shares issued and outstanding                     1,731        1,731
   Additional paid-in capital                                  731,208      731,208
   Accumulated deficit                                        (169,249)    (110,804)
                                                             ---------    ---------
     Total stockholders' equity                                563,690      622,135
                                                             ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 571,478    $ 622,135
                                                             =========    =========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                           Millennia Tea Masters, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                  Three months   Three months
                                                      ended          ended
                                                    March 31,      March 31,
                                                      2001           2000
                                                   ----------    -----------

Revenues                                          $        82    $       262

Cost of Sales                                              14             52
                                                  -----------    -----------
Gross Profit                                               68            210
                                                  -----------    -----------
Operating expenses
   Marketing, promotion and product development          --             --
   Wages and related expenses                            --            4,222
   General and administrative expenses                 21,198         16,280
                                                  -----------    -----------
   Total operating expenses                            21,198         20,502
                                                  -----------    -----------
Loss from operations                                  (21,198)       (20,292)

Other income (expense)                                   --             --
                                                  -----------    -----------
Loss before income taxes                              (21,198)       (20,292)

Provision for income taxes                               --             --
                                                  -----------    -----------
Net Loss                                              (21,198)       (20,292)

Other comprehensive income                               --             --
                                                  -----------    -----------
Comprehensive Loss                                $   (21,198)   $   (20,292)
                                                  ===========    ===========
Loss per weighted-average share of common
   stock outstanding, computed on net loss -
   basic and fully diluted                        $     (0.01)   $     (0.01)
                                                  ===========    ===========
Weighted-average number of
   common shares outstanding                        1,730,939      1,730,939
                                                  ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                           Millennia Tea Masters, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                          Three months   Three months
                                                             ended         ended
                                                           March 31,     March 31,
                                                             2001          2000
                                                            --------     --------
Cash flows from operating activities
   Net loss for the year                                    $(21,130)    $(20,292)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       (Increase) Decrease in
         Inventory                                                15         (546)
       Increase (Decrease) in
         Accounts payable - trade                              7,788       (1,800)
                                                            --------     --------
Net cash used in operating activities                        (13,327)     (22,638)
                                                            --------     --------

Cash flows from investing activities                            --           --
                                                            --------     --------

Cash flows from financing activities
   Advances from/(to) affiliates                              16,500       23,000
                                                            --------     --------
Net cash provided by financing activities                     16,500       23,000
                                                            --------     --------
Increase in Cash                                               3,173          362

Cash at beginning of year                                        616          514
                                                            --------     --------
Cash at end of year                                         $  3,789     $    876
                                                            ========     ========
Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                             $   --       $   --
                                                            ========     ========
   Income taxes paid for the period                         $   --       $   --
                                                            ========     ========




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

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-SB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2001.

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


Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during prior periods in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $170,000.

During these periods, the Company has been primarily dependent upon the sale of common stock to provide working capital. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

                           Millennia Tea Masters, Inc.

Note B - Going Concern Uncertainty - Continued

Management has taken actions directly related to the generation of product sales during Calendar 2001 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations.

However, at this time, the Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

4.       Income Taxes
         ------------

         The Company uses the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

         As of March 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

                           Millennia Tea Masters, Inc.

Note C - Summary of Significant Accounting Policies - Continued

5.       Earnings (loss) per share
         -------------------------

         Basic earnings  (loss) per share is computed by dividing the net income
         (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, the Company had no warrants and/or options outstanding.

Note D - Related Party Transactions

As of March 31, 2001 and 2000, respectively, the Company has amounts receivable from an affiliated entity and/or officers of approximately $41,281 and $94,781. These advances are unsecured, due upon demand and are non-interest bearing.





                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)  Results of Operations

The Company is considered a development stage company and as such has generated no significant operating revenues and has incurred cumulative operating losses of approximately $170,000.

For the respective quarters ended March 31, 2001 and 2000, the Company experienced net sales of approximately $82 and $260. The Company's expenses during these corresponding periods relate principally to the maintenance of the Company's inventory and compliance with various requirements for quarterly and annual financial reporting.

Total net losses for the respective quarters ended March 31, 2001 and 2000 were $(21,130) and $(20,292). Net loss per share was approximately $(0.01) and $(0.01) for each respective quarter.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through March 31, 2001 has been provided by either the proceeds from the sale of common stock or advances from significant shareholders or affiliated entities.

Management has taken actions directly related to the generation of product sales during Calendar 2001 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations.

However, at this time, the Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

                                                  MILLENNIA TEA MASTERS, INC.


May  14  , 2001                                    /s/ Kevin B. Halter
    -----                                         ------------------------------
                                                              Kevin B. Halter
                                                       President and Director