Form 10QSB
period 2001-06-30
MILLENNIA TEA MASTERS INC
filed 2001-07-26
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
     X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----------
                 EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----------
                 OF 1934

                           For the transition period from _________ to ________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28985
                                                 -------

                           Millennia Tea Masters, Inc.
        (Exact name of small business issuer as specified in its charter)

            Texas                                            75-2785941
-----------------------------                       ----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 25, 2001: 1,730,939

Transitional Small Business Disclosure Format (check one):     YES     NO X
                                                                   ---   ---

                           Millennia Tea Masters, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2001

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

Item 1 - Part 1 - Financial Statements

                           Millennia Tea Masters, Inc.
                                 Balance Sheets
                             June 30, 2001 and 2000

                                   (Unaudited)

                                                          June 30,     June 30,
                                                           2001         2000
                                                         ---------    ---------
                                     ASSETS
Current assets
   Cash on hand and in bank                              $   4,831    $   1,032
   Amounts due from affiliates                              26,281       85,971
   Inventory                                               526,395      526,459
                                                         ---------    ---------

     Total current assets                                  557,507      613,462
                                                         ---------    ---------

TOTAL ASSETS                                             $ 557,507    $ 613,462
                                                         =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable - trade                              $    --      $    --
                                                         ---------    ---------

     Total liabilities                                        --           --
                                                         ---------    ---------


Commitments and contingencies


Stockholders' equity Common stock - $0.001 par value
     25,000,000 shares authorized
     1,730,939 issued and outstanding, respectively          1,731        1,731
   Additional paid-in capital                              731,208      731,208
   Accumulated deficit                                    (175,432)    (119,477)
                                                         ---------    ---------

     Total stockholders' equity                            557,507      613,462
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 613,462    $ 613,462
                                                         =========    =========




The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.




                           Millennia Tea Masters, Inc.
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2001 and 2000

                                   (Unaudited)

                                            Six months     Six months    Three months   Three months
                                              ended          ended          ended          ended
                                             June 30,       June 30,       June 30,       June 30,
                                               2001           2000           2001           2000
                                           -----------    -----------    -----------    -----------

Revenues                                   $       162    $       354    $        80    $         92

Cost of Sales                                       28             71             14              19
                                           -----------    -----------    -----------    ------------

Gross Profit                                       134            283             66              73
                                           -----------    -----------    -----------    ------------

Operating expenses
   Wages and related expenses                     --            4,667           --               445
   Marketing, promotion
     and product development                       191           --              191            --
   General and administrative expenses          27,256         24,581          6,058           8,301
                                           -----------    -----------    -----------    ------------

   Total operating expenses                     27,447         29,248          6,249           8,746
                                           -----------    -----------    -----------    ------------

Loss from operations                           (27,313)       (28,965)        (6,183)         (8,673)

Other income (expense)                            --             --             --              --
                                           -----------    -----------    -----------    ------------

Loss before income taxes                       (27,313)       (28,965)        (6,183)         (8,673)

Provision for income taxes                        --             --             --              --
                                           -----------    -----------    -----------    ------------

Net Loss                                       (27,313)       (28,965)        (6,183)         (8,673)

Other comprehensive income                        --             --             --              --
                                           -----------    -----------    -----------    ------------

Comprehensive Loss                         $   (27,313)   $   (28,965)   $    (6,183)   $     (8,673)
                                           ===========    ===========    ===========    ============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted   $     (0.02)   $     (0.02)           nil    $      (0.01)
                                           ===========    ===========    ===========    ============

Weighted-average number of
   common shares outstanding                 1,730,939      1,730,939      1,730,939       1,730,939
                                           ===========    ===========    ===========    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                           Millennia Tea Masters, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2001 and 2000

                                   (Unaudited)

                                                          Six months       Six months
                                                             ended            ended
                                                           June 30,         June 30,
                                                            2001             2000
                                                           --------         --------

Cash flows from operating activities
   Net loss for the year                                   $(27,313)        $(28,965)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       (Increase) Decrease in
         Inventory                                              (28)            (527)
       Increase (Decrease) in
         Accounts payable - trade                              --             (1,800)
                                                           --------         --------

Net cash used in operating activities                       (27,285)         (31,292)
                                                           --------         --------


Cash flows from investing activities                           --               --
                                                           --------         --------


Cash flows from financing activities
   Advances from/(to) affiliates                             31,500           31,810
                                                           --------         --------

Net cash provided by financing activities                    31,500           31,810
                                                           --------         --------

INCREASE (DECREASE) IN CASH                                   4,215              518

Cash at beginning of year                                       616              514
                                                           --------         --------

Cash at end of year                                        $  4,831         $  1,032
                                                           ========         ========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                            $   --           $   --
                                                           ========         ========
   Income taxes paid for the period                        $   --           $   --
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

The Company began operations in October 1998 with its initial order of imported teas from Sri Lanka, has elected a year-end of December 31 and uses the accrual method of accounting.

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

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during prior periods in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $175,000.

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

4.     Advertising expenses
       --------------------

       Advertising and marketing expenses are charged to operations as incurred.

                           Millennia Tea Masters, Inc.

Note C - Summary of Significant Accounting Policies - Continued

5.     Income Taxes
       ------------

       The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of June 30, 2001 and 2000, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

6.     Earnings (loss) per share
       -------------------------

       Basic  earnings  (loss) per share is computed by dividing  the net income
       (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, the Company had no warrants and/or options outstanding.

Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Related Party Transactions

As of June 30, 2001 and 2000, respectively, the Company has amounts receivable from an affiliated entity and/or officers of approximately $26,281 and $85,971. These advances are unsecured, due upon demand and are non- interest bearing.

Note F - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2001 and 2000, respectively, are as follows:

                                       June 30,  June 30,
                                         2001      2000
                                       -------   -------

Federal: Current                       $  --     $  --
         Deferred                         --        --
                                       -------   -------
                                          --        --
                                       -------   -------

State:   Current                          --        --
         Deferred                         --        --
                                       -------   -------
                                          --        --
                                       -------   -------

         Total                         $  --     $  --
                                       =======   =======

                           Millennia Tea Masters, Inc.

Note F - Income Taxes - Continued

As of June 30, 2001, the Company has a net operating loss carryforward of approximately $175,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended June 30, 2001 and 2000, respectively, are as follows:

                                                       June 30,   June 30,
                                                         2001       2000
                                                       -------    -------

Statutory rate applied to loss before income taxes     $(9,286)   $(9,848)
Increase (decrease) in income taxes resulting from:
     State income taxes                                   --         --
     Other, including reserve for deferred tax asset     9,286      9,848
                                                       -------    -------

       Income tax expense                              $  --      $  --
                                                       =======    =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:
                                                       June 30,    June 30,
                                                         2001        2000
                                                       -------     -------
Deferred tax assets
  Net operating loss carryforwards                     $ 59,600    $ 40,600
  Less valuation allowance                              (59,600)    (40,600)
                                                       --------    --------

Net Deferred Tax Asset                                 $   --      $   --
                                                       ========    ========





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

(2)  Results of Operations

The Company is considered a development stage company and as such has generated no significant operating revenues and has incurred cumulative operating losses of approximately $175,000.

For the respective six month periods ended June 30, 2001 and 2000, the Company experienced net sales of approximately $160 and $350. The Company's expenses during these corresponding periods relate principally to the maintenance of the Company's inventory and compliance with various requirements for quarterly and annual financial reporting.

Total net losses for the respective quarters ended June 30, 2001 and 2000 were approximately $(27,300) and $(29,000). Net loss per share was approximately $(0.02) and $(0.02) for each six month period.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through June 30, 2001 has been provided by either the proceeds from the sale of common stock or advances from significant shareholders or affiliated entities. Management has taken actions directly related to the generation of product sales during Calendar 2001 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations.

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

   Exhibits - None
   Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLENNIA TEA MASTERS, INC.


July   25 , 2001                                       /s/ Kevin B. Halter
     -----                                           ---------------------------
                                                                 Kevin B. Halter
                                                          President and Director