Form 10QSB
period 2001-09-30
MILLENNIA TEA MASTERS INC
filed 2001-11-13
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
      X         QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
-------------   EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2001


-------------   TRANSITION REPORT  UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                OF 1934

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-28985
                                                 -------

                           Millennia Tea Masters, Inc.
        (Exact name of small business issuer as specified in its charter)

            Texas                                             75-2785941
  ------------------------                           ------------------------
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
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 9, 2001: 1,730,939

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                          Millennia Tea Masters, Inc.

              Form 10-QSB for the Quarter ended September 30, 2001

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


Item 1 - Part 1 - Financial Statements

                           Millennia Tea Masters, Inc.
                                 Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)

                                                            September 30,  September 30,
                                                                2001           2000
                                                            -------------  -------------

                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                   $      66      $      51
   Amounts due from affiliates                                   20,581         79,971
   Inventory                                                    526,561        526,443
                                                              ---------      ---------

     Total current assets                                       547,208        606,465
                                                              ---------      ---------

TOTAL ASSETS                                                  $ 547,208      $ 606,465
                                                              =========      =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                   $   5,549      $    --
                                                              ---------      ---------

     Total liabilities                                            5,549           --
                                                              ---------      ---------


Commitments and contingencies


Stockholders' equity
   Common stock - $0.001 par value
     25,000,000 shares authorized
     1,730,939 issued and outstanding, respectively               1,731          1,731
   Additional paid-in capital                                   731,208        731,208
   Accumulated deficit                                         (191,280)      (126,474)
                                                              ---------      ---------

     Total stockholders' equity                                 541,659        606,465
                                                              ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 547,208      $ 606,465
                                                              =========      =========



The financial information presented herein has been prepared by management without audit by independent certifed public accountants.
The accompanying notes are an integral part of these financial statements.     3



                           Millennia Tea Masters, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2001 and 2000

                                   (Unaudited)

                                           Nine months    Nine months   Three months   Three months
                                              ended          ended          ended          ended
                                          September 30,  September 30,  September 30,  September 30,
                                              2001           2000           2001           2000
                                          -------------  -------------  -------------  -------------


Revenues                                   $       310    $       431    $       148    $        77

Cost of Sales                                       53             86             26             15
                                           -----------    -----------    -----------    -----------

Gross Profit                                       257            345            122             62
                                           -----------    -----------    -----------    -----------

Operating expenses
   Wages and related expenses                     --            4,222           --             (445)
   Marketing, promotion
     and product development                       707           --              516           --
   General and administrative expenses          42,711         32,085         15,455          7,504
                                           -----------    -----------    -----------    -----------

   Total operating expenses                     43,418         36,307         15,971          7,059
                                           -----------    -----------    -----------    -----------

Loss from operations                           (43,161)       (35,962)       (15,849)        (6,997)

Other income (expense)                            --             --             --             --
                                           -----------    -----------    -----------    -----------

Loss before income taxes                       (43,161)       (35,962)       (15,849)        (6,997)

Provision for income taxes                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Net Loss                                       (43,161)       (35,962)       (15,849)        (6,997)

Other comprehensive income                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Comprehensive Loss                         $   (43,161)   $   (35,962)   $   (15,849)   $    (6,997)
                                           ===========    ===========    ===========    ===========

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted   $     (0.02)   $     (0.02)   $     (0.01)           nil
                                           ===========    ===========    ===========    ===========

Weighted-average number of
   common shares outstanding                 1,730,939      1,730,939      1,730,939      1,730,939
                                           ===========    ===========    ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certifed public accountants.
The accompanying notes are an integral part of these financial statements.     4


                           Millennia Tea Masters, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                            Nine months     Nine months
                                                              ended           ended
                                                           September 30,   September 30,
                                                               2001            2000
                                                           -------------   -------------

Cash flows from operating activities
         Net loss for the year                               $(43,161)       $(35,962)
         Adjustments to reconcile net loss to net
          cash provided by operating activities
            (Increase) Decrease in
              Inventory                                          (138)           (511)
             Increase (Decrease) in
               Accounts payable - trade                         5,549          (1,800)
                                                             --------        --------

Net cash used in operating activities                         (37,750)        (38,273)
                                                             --------        --------


Cash flows from investing activities                             --              --
                                                             --------        --------


Cash flows from financing activities
         Advances from/(to) affiliates                         37,200          37,810
                                                             --------        --------

Net cash provided by financing activities                      37,200          37,810
                                                             --------        --------

INCREASE (DECREASE) IN CASH                                      (550)           (463)

Cash at beginning of year                                         616             514
                                                             --------        --------

Cash at end of year                                          $     66        $     51
                                                             ========        ========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                              $   --          $   --
                                                             ========        ========
   Income taxes paid for the period                          $   --          $   --
                                                             ========        ========



The financial information presented herein has been prepared by management without audit by independent certifed public accountants.
The accompanying notes are an integral part of these financial statements.     5

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

The Company's principal product, imported teas from Sri Lanka, is processed and packaged by a single unrelated Sri Lankan entity. In the event of any disruption in the availability of imported teas from Sri Lanka, if any, the Company may experience a negative economic impact. The Company believes that other processors of imported teas of comparable quality and price are available from the same region and that no interruption of product availability will occur.

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during prior periods in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $190,000.

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

                           Millennia Tea Masters, Inc.

Note B - Going Concern Uncertainty - Continued

Management continues to evaluate various options to generate product sales. However, at this time, the Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

                           Millennia Tea Masters, Inc.

Note C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of September 30, 2001 and 2000, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001 and 2000, the Company had no warrants and/or options outstanding.

Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Related Party Transactions

As of September 30, 2001 and 2000, respectively, the Company has net amounts receivable from an affiliated entity and/or officers of approximately $20,581 and $79,971. These advances are unsecured, due upon demand and are non-interest bearing.

Note F - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2001 and 2000, respectively, are as follows:

                               September 30,   September 30,
                                   2001            2000
                               -------------   -------------

Federal:   Current               $  --           $  --
           Deferred                 --              --
                                 -------         -------
                                    --              --
                                 -------         -------

State:     Current                  --              --
           Deferred                 --              --
                                 -------         -------
                                    --              --
                                 -------         -------

           Total                 $  --           $  --
                                 =======         =======

                           Millennia Tea Masters, Inc.

Note F - Income Taxes - Continued

As of September 30, 2001, the Company has a net operating loss carryforward of approximately $190,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended September 30, 2001 and 2000, respectively, are as follows:


                                                    September 30,  September 30,
                                                        2001           2000
                                                    -------------  -------------

Statutory rate applied to loss before income taxes    $(14,675)      $(12,225)
Increase (decrease) in income taxes resulting from:
     State income taxes                                   --             --
     Other, including reserve for deferred tax asset    14,675         12,225
                                                      --------       --------

       Income tax expense                             $   --         $   --
                                                      ========       ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:
                                                    September 30,  September 30,
                                                        2001           2000
                                                    -------------  -------------
       Deferred tax assets
    Net operating loss carryforwards                  $ 65,000       $ 43,000
  Less valuation allowance                             (65,000)       (43,000)
                                                      --------       --------

Net Deferred Tax Asset                                $   --         $   --
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

(2)  Results of Operations

For the respective nine month periods ended September 30, 2001 and 2000, the Company experienced net sales of approximately $310 and $430. The Company's expenses during these corresponding periods relate principally to the maintenance of the Company's inventory and compliance with various requirements for quarterly and annual financial reporting.

Total net losses for the respective nine months ended September 30, 2001 and 2000 were approximately $(43,000) and $(36,000). Net loss per share was approximately $(0.02) and $(0.02) for each respective nine month period.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through September 30, 2001 has been provided by either the proceeds from the sale of common stock or advances from significant shareholders or affiliated entities. Management continues to evaluate various options to generate product sales.

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

                                                Millennia Tea Masters, Inc.

November    9   , 2001                          /s/ Kevin B. Halter
         -------                      -------------------------------------
                                                            Kevin B. Halter
                                                     President and Director