Form 10KSB
period 2001-12-31
MILLENNIA TEA MASTERS INC
filed 2002-03-26
CIK 1100954

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 2001


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $356.00

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 15, 2002 was - 0 -. There is no public market for the Company's common stock.

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


                                     PART I


Item 1. Description of Business.
--------------------------------

General

The Company was incorporated on August 4, 1998 under the laws of the State of Texas and shortly thereafter commenced its operations as an importer of high quality tea products from Sri Lanka.

Item 2. Description of Property.
--------------------------------

         The Company has no properties.


Item 3.  Legal Proceedings.
---------------------------

         The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 2001


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information

         As of March 15, 2002, there is no public market for the Company's common stock.

         Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6. Management's  Discussion and Analysis of Financial Condition and Plan of
--------------------------------------------------------------------------------
Operation.
----------

Discussion of Financial Condition

         The Company commenced operations during the fourth quarter of 1998 and has focused significant resources through December 2001 in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $209,753.00

During this start-up phase, the Company is dependent upon the sale of common stock and advances from affiliates to provide working capital. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire any incurred liabilities and/or obligations on a timely basis.

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

 Item 7. Financial Statements.
 -----------------------------

                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Balance Sheets as of December 31, 2001 and 2000                              F-3

Statements of Operations                                                     F-4
       For the years ended December 31, 2001 and 2000

Statements of Stockholders' Equity                                           F-5
        For the years ended December 31, 2001 and 2000

Statements of Cash Flows                                                     F-6
       For the years ended December 31, 2001 and 2000


Notes to Financial Statement                                                 F-7




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
---------------------------------------

The following table sets forth the officers and directors of the Company.

Name                    Position                                             Age
----                    --------                                             ---
Kevin B. Halter         Chairman, President, CEO & Director                  66
Kevin B. Halter Jr.     Vice President, Secretary, Treasurer & Director      41

Set forth below is a description of the backgrounds of each of the officers and directors of the Company.


Kevin B. Halter has served as Chairman, President, Chief Executive Officer and a director of the Company since August 1998. Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation, a privately held investment and consulting company, since 1987. Mr. Halter has served as Chairman of the Board and President of Millennia, Inc. and Chairman of the Board of Digital Communications Technology Corporation since 1994. Mr. Halter is the father of Kevin B. Halter, Jr.

Kevin. Halter, Jr. has served as Vice President, Secretary, Treasurer and a director of the Company since August 1998. Mr. Halter also serves as Vice President and Secretary of Halter Capital Corporation. He is the President of Securities Transfer Corporation, a stock transfer company registered with the Securities and Exchange Commission, a position that he has held since 1987. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. and Digital Communications Technology Corporation since 1994. Kevin Halter, Jr. is the son of Kevin B. Halter.

All directors hold office until the next annual meeting of the shareholders of the Company, and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Item 10. Executive Compensation.
--------------------------------

The Company currently pays no compensation to its officers and directors. Executive management and oversight services are provided to the Company by a controlling shareholder. The accompanying financial statements reflect management's estimate of the estimated fair value of the services contributed to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.

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
6334 N. Vuelta Tajo
Tucson, AZ 85717

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

None

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Exhibits

None

Reports on Form 8-K

No Current  Report on Form 8-K was filed during the quarter  ended  December 31,
2001


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002


MILLENNIA TEA MASTERS, INC.


By:  /s/ Kevin B. Halter
------------------------
President, CEO and Director
(Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin B. Halter                                               March 26, 2001
-------------------
Kevin B. Halter, President, CEO & Director
(Principal Executive Officer)



/s/Kevin B. Halter, Jr.                                           March 26, 2001
-----------------------
Kevin B. Halter
Vice President, Secretary, Treasurer and Director
(Principal Financial Officer)

                          MILLENNIA TEA MASTERS, INC.

                                    CONTENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of December 31, 2001 and 2000                                        F-3

   Statement of Operations and Comprehensive Income
     for the years ended December 31, 2001 and 2000 and
     for the period from August 3, 1998 (date of inception)
       through December 31, 2001                                             F-4

   Statement of Changes in Stockholders' Equity
     for the period from August 3, 1998 (date of inception)
       through December 31, 2001                                             F-5

   Statement of Cash Flows
     for the years ended December 31, 2001 and 2000 and
     for the period from August 3, 1998 (date of inception)
       through December 31, 2001                                             F-6

   Notes to Financial Statements                                             F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Millennia Tea Masters, Inc

We have audited the accompanying balance sheets of Millennia Tea Masters, Inc. (a Texas corporation) as of December 31, 2001 and 2000 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from August 3, 1998 (date of inception) through December 31, 2001, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennia Tea Masters, Inc. as of December 31, 2001 and 2000 and the results of its operations and cash flows for each of the years ended December 31, 2001 and 2000 and for the period from August 3, 1988 (date of inception) through December 31, 2001, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced limited sales and incurred cumulative operating losses since its inception. The Company has been primarily dependent upon the proceeds from the sales of common stock to provide working capital. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       S. W. HATFIELD, CPA
Dallas, Texas
January 17, 2002


                           MILLENNIA TEA MASTERS, INC.
                                 BALANCE SHEETS
                           December 31, 2001 and 2000


                                                         December 31,    December 31,
                                                              2001            2000
                                                         ------------    ------------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                              $      1,616    $        616
   Amounts due from affiliates                                  4,879          57,781
   Inventory                                                  526,362         526,423
                                                         ------------    ------------

   Total current assets                                       532,897         584,820
                                                         ------------    ------------

TOTAL ASSETS                                             $    532,897    $    584,820
                                                         ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                              $      9,711    $       --
                                                         ------------    ------------

   Total liabilities                                            9,711            --
                                                         ------------    ------------


Commitments and contingencies


Stockholders' equity
   Common stock - $0.001 par value
     25,000,000 shares authorized
     1,730,939 shares issued and outstanding                    1,731           1,731
   Additional paid-in capital                                 731,208         731,208
   Accumulated deficit                                       (209,753)       (148,119)
                                                         ------------    ------------

   Total stockholders' equity                                 523,186         584,820
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    532,897    $    584,820
                                                         ============    ============



The accompanying notes are an integral part of these financial statements.
                                       F-3




                           MILLENNIA TEA MASTERS, INC.
                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 2001 and 2000
  and Period from August 3, 1988 (date of inception) through December 31, 2001


                                                                                  Period from
                                                                                   August 3,
                                                                                     1988
                                                                                    (date of
                                                                                   inception)
                                                   Year ended      Year ended       through
                                                  December 31,    December 31,    December 31,
                                                      2001             2000            2001
                                                  ------------    ------------    ------------
Revenues                                          $        356    $        629    $     10,298

Cost of Sales                                               61             107           2,535
                                                  ------------    ------------    ------------

Gross Profit                                               295             522           7,763
                                                  ------------    ------------    ------------

Operating expenses
   Marketing, promotion and product development          1,033           1,313          24,570
   Wages and related expenses                             --             4,269          18,279
   Warehouse rent                                       46,243          40,116         131,359
   General and administrative expenses                  14,653          12,431          43,308
                                                  ------------    ------------    ------------

   Total operating expenses                             61,929          58,129         217,516
                                                  ------------    ------------    ------------

Loss from operations                                   (61,634)        (57,607)       (209,753)

Other income (expense)                                    --              --              --
                                                  ------------    ------------    ------------

Loss before income taxes                               (61,634)        (57,607)       (209,753)

Provision for income taxes                                --              --              --
                                                  ------------    ------------    ------------

Net Loss                                               (61,634)        (57,607)       (209,753)

Other comprehensive income                                --              --              --
                                                  ------------    ------------    ------------

Comprehensive Loss                                $    (61,634)   $    (57,607)   $   (209,753)
                                                  ============    ============    ============

Loss per weighted-average share of common
   stock outstanding, computed on net loss -
   basic and fully diluted                        $      (0.04)   $      (0.03)
                                                  ============    ============

Weighted-average number of
   common shares outstanding                         1,730,939       1,730,939
                                                  ============    ============



The accompanying notes are an integral part of these financial statements.
                                       F-4




                           MILLENNIA TEA MASTERS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    Period from August 3, 1998 (date of inception) through December 31, 2001



                                   Common Stock         Additional
                                   ------------           paid-in     Accumulated
                             # shares      Par Value      capital       deficit         Total
                            -----------   -----------   -----------   -----------    -----------
Balances at
   August 3, 1998                  --     $      --     $      --     $      --      $      --

Shares issued to founders
   at inception             1  ,000,000         1,000          --            --            1,000

Sales of common stock           308,565           309       308,256          --          308,565

Net loss for the period            --            --            --         (16,030)       (16,030)
                            -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 1998        1  ,308,565         1,309       308,256       (16,030)       293,535

Sales of common stock           422,374           422       422,952          --          422,374

Net loss for the year              --            --            --         (74,482)       (74,482)
                            -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 1999        1  ,730,939         1,731       731,208       (90,512)       642,427

Net loss for the year              --            --            --         (57,607)       (57,607)
                            -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 2000        1  ,730,939         1,731       731,208      (148,119)       584,820

Net loss for the year              --            --            --         (61,634)       (61,634)
                            -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 2001        1  ,730,939   $     1,731   $   731,208   $  (209,753)   $   523,897
                            ===========   ===========   ===========   ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                       F-5




                           MILLENNIA TEA MASTERS, INC.
                             STATEMENT OF CASH FLOWS
                   Years ended December 31, 2001 and 2000 and
    Period from August 3, 1988 (date of inception) through December 31, 2001


                                                                                            Period from
                                                                                             August 3,
                                                                                                1988
                                                                                             (date of
                                                                                             inception)
                                                             Year ended      Year ended       through
                                                            December 31,    December 31,    December 31,
                                                                 2001            2000            2001
                                                            ------------    ------------    ------------
Cash flows from operating activities
   Net loss for the year                                    $    (61,634)   $    (57,607)   $   (209,753)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       (Increase) Decrease in
         Inventory                                                    61            (491)       (526,362)
       Increase (Decrease) in
         Accounts payable - trade                                  9,711          (1,800)          9,711
                                                            ------------    ------------    ------------

Net cash used in operating activities                            (51,862)        (59,898)       (726,404)
                                                            ------------    ------------    ------------


Cash flows from investing activities
   Net cash advanced (to)/from affiliates                         52,902          60,000          (4,879)
                                                            ------------    ------------    ------------

Net cash provided by (used in) investing activities               52,902          60,000          (4,879)
                                                            ------------    ------------    ------------


Cash flows from financing activities
   Proceeds from sale of common stock                               --              --           732,939
                                                            ------------    ------------    ------------

Net cash provided by financing activities                           --              --           732,939
                                                            ------------    ------------    ------------

Increase (Decrease) in Cash                                        1,040             102           1,656

Cash at beginning of year                                            616             514            --
                                                            ------------    ------------    ------------

Cash at end of year                                         $      1,656    $        616    $      1,656
                                                            ============    ============    ============

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                             $       --      $       --      $       --
                                                            ============    ============    ============
   Income taxes paid for the period                         $       --      $       --      $       --
                                                            ============    ============    ============




The accompanying notes are an integral part of these financial statements.
                                       F-6

                           MILLENNIA TEA MASTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Description of Business

Millennia Tea Masters, Inc. (Company) was incorporated on August 3, 1998 under the laws of the State of Texas. The Company was formed to engage principally in the marketing and sale of imported teas.

The Company has had no substantial operations or substantial assets since inception. Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $209,753.

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


Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and has focused significant resources through December 2000 in procuring and importing inventory and developing sales and distribution channels. Due to management's efforts during 2000 and prior years, marketplace conditions caused management to virtually cease all activities during 2001. Management is investigating alternative methods to generate product demand and market acceptance.

The Company has generated only minimal revenues since inception and has incurred cumulative operating losses of approximately $210,000. Since inception, the Company has been dependent upon the sale of common stock and advances from affiliates to provide working capital. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. This situation raises a substantial doubt about the Company's ability to continue as a going concern.

Management is reviewing the actions to be take in future periods to generate operational results sufficient to provide resources to sustain its operations. Further, management believes that its efforts to raise additional capital through the sale of equity securities and/or new debt financing will provide additional cash flows. However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

                           MILLENNIA TEA MASTERS, INC.

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

3.   Revenue Recognition
     -------------------

     The Company principally sells its products to the general public through direct sales on a prepaid basis. Accordingly, the Company recognizes revenue at the point of shipment to its customers. Sales allowances are recorded concurrent with the related sale of product. Sales returns are recorded at the time and point that products are received back from a dissatisfied consumer.

4    Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

5.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

                           MILLENNIA TEA MASTERS, INC.

Note C - Summary of Significant Accounting Policies - Continued

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 and 2000, the Company had no warrants and/or options outstanding.


Note D - Related Party Transactions

As of December 31, 2001 and 2000, respectively, the Company has net amounts receivable from an affiliated entity and/or officers of approximately $4,879 and $57,781. These advances are unsecured, due upon demand and are non-interest bearing.

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


Note F - Commitments

The Company stores its inventory in a public warehouse located in Dallas, Dallas County, Texas under a revolving 15 day storage arrangement. This arrangement automatically renews every 15 days unless the inventory is removed from the warehouse.



                           MILLENNIA TEA MASTERS, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note G - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000, respectively.

                                  Quarter ended    Quarter ended    Quarter ended   Quarter ended       Year ended
                                    March 31           June 30       September 30    December 31       December 31
                                  -------------    -------------    --------------  --------------    --------------
Calendar 2001
   Net revenues                   $          82    $          80    $         148    $          46    $         356
   Gross profit                              68               66              122               39              295
   Net loss from operations             (21,198)          (6,183)         (15,849)         (18,404)         (61,634)
   Basic and fully diluted
     earnings per share                   (0.01)           (0.01)           (0.01)           (0.01)           (0.04)
   Weighted-average
     number of shares
     outstanding                      1,730,939        1,730,939        1,730,979        1,730,939        1,730,979

Calendar 2000
   Net revenues                   $         262    $          92    $          77    $         198    $         629
   Gross profit                             210               73               62              177              522
   Net loss from operations             (20,292)          (8,673)          (6,997)         (21,645)         (57,607)
   Basic and fully diluted
     earnings per share                   (0.01)           (0.01)             nil            (0.01)           (0.03)
   Weighted-average
     number of shares
     outstanding                      1,730,939        1,730,939        1,730,979        1,730,939        1,730,979

The  Company   experiences   fluctuations  in  quarterly   operating   expenses,
principally professional services and insurance, which are charged to expense as billed by the corresponding vendor.