Form 10QSB
period 2002-03-31
MILLENNIA TEA MASTERS INC
filed 2002-05-14
CIK 1100954

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X     Quarterly Report Under Section 13 or 15(d) of The Securities  Exchange
   ---    Act of 1934


          For the quarterly period ended March 31, 2002

          Transition Report Under Section 13 or 15(d) of The Securities Exchange
   ---    Act of 1934


               For the transition period from ______________ to _____________



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
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 9, 2002: 1,730,939
                                          ----------------------
Transitional Small Business Disclosure Format (check one): YES   NO X
                                                              ---  ---

                          Millennia Tea Masters, Inc.

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1 Financial Statements                                                3

  Item 2 Management's Discussion and Analysis or Plan of Operation          10


Part II - Other Information

  Part 6 - Exhibits and Reports on Form 8-K                                 11


Signatures                                                                  11

Item 1 - Part 1 - Financial Statements

                           Millennia Tea Masters, Inc.
                          (a development stage company)
                                 Balance Sheets
                             March 31, 2002 and 2001

                                   (Unaudited)

                                                         March 31,    March 31,
                                                            2002         2001
                                                         ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                          $      96    $   3,789
   Amounts due from affiliates                                --         41,281
   Inventory                                               526,346      526,408
                                                         ---------    ---------

     Total current assets                                  526,442      571,478
                                                         ---------    ---------

Total Assets                                             $ 526,442    $ 571,478
                                                         =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                              $    --      $   7,788
   Amounts due to affiliates                                19,521         --
                                                         ---------    ---------

     Total Liabilities                                      19,521        7,788
                                                         ---------    ---------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     25,000,000 shares authorized
     1,730,939 shares issued and outstanding                 1,731        1,731
   Additional paid-in capital                              731,208      731,208
   Deficit accumulated during the development stage       (226,018)    (169,249)
                                                         ---------    ---------

     Total Shareholders' Equity                            506,921      563,690
                                                         ---------    ---------

Total Liabilities and Shareholders' Equity               $ 526,442    $ 571,478
                                                         =========    =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.




                           Millennia Tea Masters, Inc.
                          (a development stage company)
                 Statement of Operations and Comprehensive Loss
                 Three months ended March 31, 2002 and 2001 and
      Period from August 3, 1998 (date of inception) through March 31, 2002

                                   (Unaudited)

                                                                                              Period from
                                                                                             August 3, 1998
                                                     Three months         Three months     (date of inception)
                                                        ended                ended               through
                                                       March 31,            March 31,            March 31,
                                                             2002                 2001                 2002
                                                  -----------------    -----------------    -----------------

Revenues                                          $              96    $              82    $          10,394

Cost of Sales                                                    16                   14                2,551
                                                  -----------------    -----------------    -----------------

Gross Profit                                                     80                   68                7,843
                                                  -----------------    -----------------    -----------------

Operating expenses
   Marketing, promotion and product development                  45                 --                 18,279
   Wages and related expenses                                  --                   --                 24,616
   General and administrative expenses                       16,300               21,198              190,966
                                                  -----------------    -----------------    -----------------

     Total operating expenses                                16,345               21,198              233,861
                                                  -----------------    -----------------    -----------------

Loss from Operations                                        (16,265)             (21,130)            (226,018)

Other Income
   Interest and other                                          --                   --                   --
                                                  -----------------    -----------------    -----------------

Net Loss                                                    (16,265)             (21,130)            (226,018)

Other comprehensive income                                     --                   --                   --
                                                  -----------------    -----------------    -----------------

Comprehensive Loss                                $         (16,265)   $         (21,130)   $        (226,018)
                                                  =================    =================    =================


Net loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted                        $           (0.01)   $           (0.01)
                                                  =================    =================

Weighted-average number of
   shares of common stock
   outstanding - basic and fully diluted                  1,730,939            1,730,939
                                                  =================    =================




                           Millennia Tea Masters, Inc.
                          (a development stage company)
                             Statement of Cash Flows
                 Three months ended March 31, 2002 and 2001 and
      Period from August 3, 1998 (date of inception) through March 31, 2002

                                   (Unaudited)

                                                                                               Period from
                                                                                              August 3, 1998
                                                    Three months         Three months       (date of inception)
                                                        ended                ended                through
                                                       March 31,            March 31,             March 31,
                                                             2002                 2001                  2002
                                                 ------------------    ------------------    ------------------

Cash Flows from Operating Activities
   Net loss for the period                       $          (16,265)   $          (21,130)   $         (226,018)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                           --                    --                    --
       (Increase) Decrease in
         Inventory                                               16                    15              (526,346)
Increase (Decrease) in
         Accounts payable - trade                            (9,711)                7,788                  --
                                                 ------------------    ------------------    ------------------

Net cash provided by operating activities                   (25,960)              (13,327)             (752,364)
                                                 ------------------    ------------------    ------------------


Cash Flows from Investing Activities                           --                    --                    --
                                                 ------------------    ------------------    ------------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                          --                    --                 732,939
   Advances from (to) affiliates                             24,400                16,500                19,521
                                                 ------------------    ------------------    ------------------

Net cash provided by financing activities                    24,400                16,500               752,460
                                                 ------------------    ------------------    ------------------


Increase (Decrease) in Cash                                  (1,560)                3,173                    96

Cash at beginning of period                                   1,656                   616                  --
                                                 ------------------    ------------------    ------------------

Cash at end of period                            $               96    $            3,789    $               96
                                                 ==================    ==================    ==================

Supplemental Disclosure of Interest
   and Income Taxes Paid
     Interest paid for the year                  $             --      $             --      $             --
                                                 ==================    ==================    ==================
     Income taxes paid for the year              $             --      $             --      $             --
                                                 ==================    ==================    ==================

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


Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and has focused significant resources in procuring and importing inventory and developing sales and distribution channels. Due to management's efforts during 2000 and prior years, marketplace conditions caused management to virtually cease all activities during 2001. Management is investigating alternative methods to generate product demand and market acceptance.

The Company has generated only minimal revenues since inception and has incurred cumulative operating losses of approximately $226,000. Since inception, the Company has been dependent upon the sale of common stock and net advances from affiliates to provide working capital. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. This situation raises a substantial doubt about the Company's ability to continue as a going concern.

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

5.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

                           Millennia Tea Masters, Inc.

Note C - Summary of Significant Accounting Policies - Continued

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, the Company had no warrants and/or options outstanding.

Note D - Related Party Transactions

As of March 31, 2002 and 2001, respectively, the Company has net amounts receivable (payable) to an affiliated entity and/or officers of approximately $(19,521) and $41,281. These advances are unsecured, due upon demand and are non-interest bearing.

Note E - Commitments

The Company stores its inventory in a public warehouse located in Dallas, Dallas County, Texas under a revolving 15 day storage arrangement. This arrangement automatically renews every 15 days unless the inventory is removed from the warehouse. The Company pays approximately $1,850 per 15 day period for warehouse storage of it's product.

Note F - Income Taxes

The components of income tax (benefit) expense for the respective three month periods ended March 31, 2002 and 2001 are as follows:

                                                  Three months     Three months
                                                    ended            ended
                                                   March 31,       March 31,
                                                       2002            2001
                                                  ------------     ------------
      Federal:
        Current                                   $       --       $       --
        Deferred                                          --               --
                                                  ------------     ------------
                                                          --               --
                                                  ------------     ------------
      State:
        Current                                           --               --
        Deferred                                          --               --
                                                  ------------     ------------
                                                          --               --
                                                  ------------     ------------

        Total                                     $       --       $       --
                                                  ============     ============






                           Millennia Tea Masters, Inc.

                    Notes to Financial Statements - Continued


Note F - Income Taxes - Continued

As of March 31,  2002,  the Company has a net  operating  loss  carryforward  of approximately  $226,000  to offset  future  taxable  income.  Subject to current regulations,  this  carryforward  will  begin to expire in 2013.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                         Three months    Three months
                                                            ended           ended
                                                           March 31,       March 31,
                                                               2002            2001
                                                         ------------    ------------

Statutory rate applied to income before income taxes     $     (5,500)   $     (7,200)
   Increase (decrease) in income taxes resulting from:
     State income taxes                                          --              --
     Other, including change in valuation
       reserve for deferred tax asset                           5,500           7,200
                                                         ------------    ------------

       Income tax expense                                $       --      $       --
                                                         ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                     March 31,    March 31,
                                        2002         2001
                                     ---------    ---------
Deferred tax asset
  Net operating loss carryforwards   $  77,000    $  57,500
  Less valuation allowance             (77,000)     (57,500)
                                     ---------    ---------

Net Deferred Tax Asset               $    --      $    --
                                     =========    =========

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  Results of Operations, Liquidity and Capital Resources

For the respective three month periods ended March 31, 2002 and 2001, the Company experienced net sales of approximately $96 and $82. The Company's expenses during these corresponding periods relate principally to the maintenance of the Company's inventory and compliance with various requirements for quarterly and annual financial reporting.

Total net losses for the respective three months ended March 31, 2002 and 2001 were approximately $(16,264) and $(21,130). Net loss per share was approximately $(0.01) and $(0.01) for each respective year-to-date period.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through March 31, 2002 has been provided by either the proceeds from the sale of common stock or advances from significant shareholders or affiliated entities. Management continues to evaluate various options to generate product sales.

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

                                                    Millennia Tea Masters, Inc.

May    9   , 2002                                   /s/ Kevin B. Halter
    ------                                          ----------------------------
                                                        Kevin B. Halter
                                                        President and Director