Form 10QSB
period 2002-06-30
MILLENNIA TEA MASTERS INC
filed 2002-08-08
CIK 1100954

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

                  For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 5, 2002: 1,730,939

Transitional Small Business Disclosure Format (check one): YES    NO X

                           Millennia Tea Masters, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1     Financial Statements and Notes to Financial Statements             3

Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10


Part II - Other Information

  Item 1   Legal Proceedings                                                 11

  Item 2   Changes in Securities                                             11

  Item 3   Defaults Upon Senior Securities                                   11

  Item 4   Submission of Matters to a Vote of Security Holders               11

  Item 5   Other Information                                                 11

  Item 6   Exhibits and Reports on Form 8-K                                  11


Signatures                                                                   11


Item 1 - Part 1 - Financial Statements

                           Millennia Tea Masters, Inc.
                                 Balance Sheets
                      June 30, 2002 and December 31, 2001


                                                         June 30,
                                                           2002        December 31,
                                                       (Unaudited)         2001
                                                       ------------    ------------

                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                            $         76    $      1,656
   Amounts due from affiliates                                 --             4,879
   Inventory                                                526,290         526,362
                                                       ------------    ------------

     Total current assets                                   526,366         532,897
                                                       ------------    ------------

TOTAL ASSETS                                           $    526,366    $    532,897
                                                       ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                            $       --      $      9,711
   Amounts due to affiliates                                 31,521            --
                                                       ------------    ------------
Total Liabilities                                            31,521           9,711
Commitments and contingencies


Stockholders' equity
   Common stock - $0.001 par value
     25,000,000 shares authorized
     1,730,939 issued and outstanding, respectively           1,731           1,731
   Additional paid-in capital                               731,208         731,208
   Accumulated deficit                                     (238,094)       (209,753)
                                                       ------------    ------------

     Total stockholders' equity                             494,845         523,186
                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    526,366    $    532,897
                                                       ============    ============




The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                           Millennia Tea Masters, Inc.
                            Statements of Operations
                Six and Three months ended June 30, 2002 and 2001

                                   (Unaudited)

                                            Six months     Six months     Three months    Three months
                                              ended          ended            ended           ended
                                             June 30,        June 30,        June 30,        June 30,
                                                2002            2001            2002            2001
                                           ------------    ------------    ------------    ------------

Revenues                                   $        246    $        162    $       150     $          80

Cost of Sales                                        41              28             26                14
                                           ------------    ------------    ------------    -------------

Gross Profit                                        205             134            124                66
                                           ------------    ------------    ------------    -------------

Operating expenses
   Wages and related expenses                      --              --               --
   Marketing, promotion
     and product development                                        191                              191
   General and administrative expenses           28,546          27,256         12,246             6,058
                                           ------------    ------------    ------------    -------------
al operating expenses                            28,546          27,447         12,246             6,249
                                           ------------    ------------    ------------    -------------

Loss from operations                            (28,341)        (27,313)       (12,246)           (6,183)

Other income (expense)                             --              --              --               --
                                           ------------    ------------    ------------    -------------

Loss before income taxes                        (28,341)        (27,313)       (12,246)           (6,183)

Provision for income taxes                         --              --              --               --
                                           ------------    ------------    ------------    -------------

Net Loss                                   $    (28,341)   $    (27,313)   $   (12,246)    $      (6,183)
                                           ============    ============    ============    =============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted   $      (0.02)   $      (0.02)   $     (0.01)    $         nil
                                           ============    ============    ============    =============

Weighted-average number of
   common shares outstanding                  1,730,939       1,730,939       1,730,939        1,730,939
                                           ============    ============    ============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                           Millennia Tea Masters, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001

                                   (Unaudited)

                                                            Six months    Six months
                                                              ended         ended
                                                             June 30,      June 30,
                                                               2002          2002
                                                            ----------    ----------

Cash flows from operating activities
   Net loss for the year                                    $  (28,341)   $  (27,313)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
   Changes in assets and liabilities
       Inventory                                                    72           (28)
       Accounts payable - trade                                 (9,711)         --
                                                            ----------    ----------

Net cash used in operating activities                          (36,370)      (27,285)
                                                            ----------    ----------


Cash flows from investing activities                              --            --
                                                            ----------    ----------


Cash flows from financing activities
   Advances from/(to) affiliates                                34,830        31,500
                                                            ----------    ----------

Net cash provided by financing activities                       34,830        31,500
                                                            ----------    ----------

INCREASE (DECREASE) IN CASH                                     (1,540)        4,215

Cash at beginning of period                                      1,616           616
                                                            ----------    ----------

Cash at end of period                                       $       76    $    4,831
                                                            ==========    ==========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                             $     --      $     --
                                                            ==========    ==========
   Income taxes paid for the period                         $     --      $     --
                                                            ==========    ==========





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

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the United States Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-SB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during prior periods in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $238,000.

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

                           Millennia Tea Masters, Inc.

Note B - Going Concern Uncertainty - Continued

Management has taken actions directly related to the generation of product sales during Calendar 2002 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations.

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

2.   Inventory
     ---------

     Inventory consists of imported tea products from Sri Lanka and are valued at the lower of cost or market using the first-in, first-out method. The product life of imported teas is approximately five (5) years and, accordingly, the Company anticipates no obsolescence or deterioration in its products' quality.

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

                           Millennia Tea Masters, Inc.

Note C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2002 and December 31, 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of June 30, 2002 and December 31, 2001, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, the Company had no warrants and/or options outstanding.

Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Related Party Transactions

As of June 30, 2002, the Company has amounts payable to affiliated entities and/or officers of approximately $31,521. These advances are unsecured, due upon demand and are non- interest bearing.

Note F - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2002 and June 30, 2001, respectively, are as follows:

                                                            June 30,    June 30,
                                                              2002        2001
                                                            --------    --------

     Federal: Current                                       $   --     $     --
              Deferred                                          --           --
                                                            --------    --------
                                                                --           --
                                                            --------    --------

     State:   Current                                           --           --
              Deferred                                          --           --
                                                            --------    --------
                                                                --           --
                                                            --------    --------

              Total                                         $   --     $     --
                                                            ========    ========

                           Millennia Tea Masters, Inc.

Note F - Income Taxes - Continued

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $238,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended June 30, 2002 and 2001, respectively, are as follows:

                                                           June 30,    June 30,
                                                             2002        2001
                                                           --------    --------

Statutory rate applied to loss before income taxes         $           $    --
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --           --
     Other, including reserve for deferred tax asset                        --
                                                           --------    --------

       Income tax expense                                  $   --      $   --
                                                           ========    ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and December 31, 2001, respectively:

                                                   June 30,       December 31,
                                                      2002             2001
                                                 ------------     ------------
Deferred tax assets
  Net operating loss carryforwards               $      78,000    $      68,000
  Less valuation allowance                             (78,000)         (68,000)
                                                 -------------    -------------

Net Deferred Tax Asset                           $        --      $        --
                                                 =============    =============





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

(2)  Results of Operations

The Company is considered a development stage company and as such has generated no significant operating revenues and has incurred cumulative operating losses of approximately $238,000.

For the respective six month periods ended June 30, 2002 and 2001, the Company experienced net sales of approximately $246 and $162. The Company's expenses during these corresponding periods relate principally to the maintenance of the Company's inventory and compliance with certain requirements for quarterly and annual financial reporting.

Total net losses for the respective quarters ended June 30, 2002 and 2001 were approximately $12,246 and $6,183. Net loss per share was approximately $0.02 for each six month period.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through June 30, 2002 has been provided from advances from significant shareholders or affiliated entities. Management has taken actions directly related to the generation of product sales during Calendar 2002 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations.

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

Item 5 - Other Information

     On July 23, 2002, the Company was informed by Scott W. Hatfield, CPA that his firm resigned as the Company's independent auditor. The auditor's reports for the two most recent fiscal years included an explanatory paragraph concerning the Company's ability to continue as a going concern. During the two most recent fiscal years and during the interim period from December 31, 2001 until July 23, 2002, the Company has not had any disagreements with the auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in this current report. During such period, there were no reportable events as described in Item 304 (a) (1) (v) of Regulation S-K.

     On July 26, 2002, Registrant retained the accounting firm of Parks, Tschopp, Whitcomb & Orr, Maitland, Florida as its independent auditors for the fiscal year ending December 31, 2002. The Board of Directors of Registrant approved the selection of Parks, Tschopp, Whitcomb & Orr as new independent auditors. During the Company's two most recent fiscal years ended December 31, 2001, and the subsequent interim periods through the date of this Report, the Company did not consult with Parks, Tschopp, Whitcomb & Orr regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.


     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits

     Exhibit 99.1- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Corporation.

     Exhibit 99.2- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Corporation.


     Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

                    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLENNIA TEA MASTERS, INC.


August 7, 2002                                               /s/ Kevin B. Halter
     -----                                                ----------------------
                                                                 Kevin B. Halter
                                                          President and Director