Form 10QSB
period 2002-09-30
MILLENNIA TEA MASTERS INC
filed 2002-11-08
CIK 1100954

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

                  For the quarterly period ended Sept. 30, 2002

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                   -----------
                                     OF 1934

              For the transition period from _________ to ________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28985
                                     -------

                           Millennia Tea Masters, Inc.
        (Exact name of small business issuer as specified in its charter)

                    Texas                              75-2785941
        ----------------------------         ----------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has beenubject to such filing requirements for the past 90 days. YES X NO
                                                                ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 5, 2002: 1,730,939

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                           Millennia Tea Masters, Inc.

                 Form 10-QSB for the Quarter ended Sept. 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1     Financial Statements                                               3

           Consolidated Balance Sheets                                        3
           Consolidated Statement of Operations                               4
           Consolidated Statement of Cash Flows                               5
           Notes to Consiidated Financial Statements                          6

Item 2     Management's Discussion and Analysis or Plan of Operation         10


Part II - Other Information

  Item 1   Legal Proceedings                                                 11

  Item 2   Changes in Securities                                             11

  Item 3   Defaults Upon Senior Securities                                   11

  Item 4   Submission of Matters to a Vote of Security Holders               11

  Item 5   Other Information                                                 11

  Item 6   Exhibits and Reports on Form 8-K                                  11

Signatures                                                                   11

Certification Pursuant to 18 USC, Section 1350, s Adopted Pursuant
    to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002                12

Item 1 - Part 1 - Financial Statements

                           Millennia Tea Masters, Inc.
                                 Balance Sheets
                    September 30, 2002 and December 31, 2001

                                   (Unaudited)

                                                         Sept. 30,     Dec. 31,
                                                           2002         2001
                                                        (Unaudited)
                                                         ---------    ---------
                                     ASSETS
Current assets
   Cash on hand and in bank                              $      96        1,656
   Amounts due from affiliates                                --          4,879
   Inventory                                               526,244      526,362
                                                         ---------    ---------

     Total current assets                                  526,340      532,897
                                                         ---------    ---------

TOTAL ASSETS                                             $ 526,340    $ 532,897
                                                         =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable - trade                              $   8,099    $   9,711
   Amounts due to affiliates                                37,821         --
                                                         ---------    ---------
Total Liabilities                                           45,920        9,711


Stockholders' equity
   Common stock - $0.001 par value
     25,000,000 shares authorized
     1,730,939 issued and outstanding, respectively          1,731        1,731
   Additional paid-in capital                              731,208      731,208
   Accumulated deficit                                    (252,519)    (209,753)
                                                         ---------    ---------

     Total stockholders' equity                          $ 480,420      523,186
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 526,340    $ 532,897
                                                         =========    =========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                           Millennia Tea Masters, Inc.
                            Statements of Operations
             Nine and Three months ended September 30, 2002 and 2001

                                   (Unaudited)

                                           Nine months    Nine months   Three months   Three months
                                              ended          ended          ended         ended
                                            Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                               2002           2001           2002           2001
                                           -----------    -----------    -----------    -----------

Revenues                                   $       522    $       310    $       276    $       148
Cost of Sales                                       87             53             46             26
                                           -----------    -----------    -----------    -----------
Gross profit                                       435            257            230            122
                                           -----------    -----------    -----------    -----------

Operating expenses
   Marketing, promotion
     and product development                      --              707           --              516
   General and administrative expenses          43,201         42,711         14,655         15,455
                                           -----------    -----------    -----------    -----------

Total operating expenses                        43,201         43,418         14,655         15,971
                                           -----------    -----------    -----------    -----------

Loss from operations                           (42,766)       (43,161)       (14,425)       (15,849)


Provision for income taxes                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Net Loss                                   $   (42,766)       (43,161)       (14,425)       (15,849)
                                           ===========    ===========    ===========    ===========

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted   $      (.02)   $      (.02)   $      (.01)   $      (.01)
                                           ===========    ===========    ===========    ===========

Weighted-average number of
   common shares outstanding                 1,730,939      1,730,939      1,730,939      1,730,939
                                           ===========    ===========    ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                           Millennia Tea Masters, Inc.
                            Statements of Cash Flows
                    Nine months ended Sept. 30, 2002 and 2001

                                   (Unaudited)

                                                            Nine months    Nine months
                                                               ended          ended
                                                             Sept. 30,      Sept. 30,
                                                                2002           2001
                                                            -----------    -----------

Cash flows from operating activities
   Net loss for the year                                    $   (42,766)   $   (43,161)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       (Increase) Decrease in
         Inventory                                                  118           (138)
         Accounts payable - trade                                (1,612)         5,549
                                                            -----------    -----------

Net cash used in operating activities                           (44,260)       (37,750)
                                                            -----------    -----------

Cash flows from financing activities
   Advances from/(to) affiliates                                 42,700         37,200
                                                            -----------    -----------

Net cash provided by financing activities                        42,700         37,200
                                                            -----------    -----------

DECREASE IN CASH                                                 (1,560)          (550)

Cash at beginning of year                                         1,656            616
                                                            -----------    -----------

Cash at end of year                                         $        96    $        66
                                                            ===========    ===========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                             $      --      $      --
                                                            ===========    ===========
   Income taxes paid for the period                         $      --      $      --
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

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during prior periods in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $252,519.

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

                           Millennia Tea Masters, Inc.

Note B - Going Concern Uncertainty - Continued

Management has taken actions directly related to the generation of product sales during 2002 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations.

However, at this time, the Company is fully dependent on either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

                           Millennia Tea Masters, Inc.

Note C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At Sept. 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes. As of Sept. 30, 2002 and 2001, respectively the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of Sept. 30, 2002 and 2001, the Company had no warrants and/or options outstanding.

Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Related Party Transactions

As of Sept. 30, 2002, the Company has amounts payable to affiliated entities and/or officers of $37,821. These advances are unsecured, due upon demand and are non- interest bearing.

Note F - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2002 and 2001, respectively, are as follows:

                                       Sept. 30,   Sept. 30,
                                         2002        2001
                                       ---------   ---------

Federal: Current                       $    --     $    --
         Deferred                           --          --
                                       ---------   ---------
                                            --          --
                                       ---------   ---------

State:   Current                            --          --
         Deferred                           --          --
                                       ---------   ---------
                                            --          --
                                       ---------   ---------

         Total                         $    --     $    --
                                       =========   =========

                           Millennia Tea Masters, Inc.

Note F - Income Taxes - Continued

As of Sept. 30, 2002, the Company has a net operating loss carryforward of approximately $244,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the nine months ended Sept. 30, 2002 and 2001, respectively, are as follows:

                                                         Sept. 30,    Sept. 30,
                                                           2002         2001
                                                         ---------    ---------

Statutory rate applied to loss before income taxes       $  14,500    $  14,500
Increase (decrease) in income taxes resulting from:
     State income taxes                                       --           --
     Other, including reserve for deferred tax asset       (14,500)     (14,500)
                                                         ---------    ---------

       Income tax expense                                $    --      $    --
                                                         =========    =========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of Sept. 30, 2002 and 2001, respectively:


                                                         Sept. 30,    Sept. 30,
                                                           2002         2001
                                                         ---------    ---------
Deferred tax assets
  Net operating loss carryforwards                       $  83,000    $  68,000
  Less valuation allowance                                 (83,000)     (68,000)
                                                         ---------    ---------

Net Deferred Tax Asset                                   $    --      $    --
                                                         =========    =========





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

(2)  Results of Operations

The Company is considered a development stage company and as such has generated no significant operating revenues and has incurred cumulative operating losses of $252,519.

For the respective nine month periods ended Sept. 30, 2002 and 2001, the Company experienced net sales of approximately $522 and $310, respectively. The Company's expenses during these corresponding periods relate principally to the maintenance of the Company's inventory and compliance with various requirements for quarterly and annual financial reporting.

Total net losses for the respective quarters ended Sept. 30, 2002 and 2001 were $14,425 and $15,849. Net loss per share was $.01 and $.01 for each period.

Total net losses for the respective nine months ended Sept. 30, 2002 and 2001 were $42,766 and $43,161. Net loss per share was $.02 and $.02 for each period.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through Sept. 30, 2002 has been provided from advances from significant shareholders or affiliated entities. Management has taken actions directly related to the generation of product sales during 2002 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations.

However, at this time, the Company is fully dependent either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

Item 5 - Other Information


     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLENNIA TEA MASTERS, INC.


November 8, 2002                                         /s/ Kevin B. Halter
                                                     ---------------------------
                                                                 Kevin B. Halter
                                                          President and Director

CERTIFICATION

I, Kevin B. Halter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Millennia Tea Masters, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 7, 2002

                                                     /s /Kevin B. Halter
                                                     -------------------

                                                     President