Form 10KSB
period 2002-12-31
MILLENNIA TEA MASTERS INC
filed 2003-03-20
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from _____ to_____


                           Commission File No: 0-28985

                           MILLENNIA TEA MASTERS, INC.
                 (Name of small business issuer in its charter)

            Texas                                                 75-2785941
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               2591 Dallas Parkway, Suite 102, Frisco, Texas 75034 (Address of principal executive offices) (Zip Code)

                                 (469) 633-0100
                 Issuer's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended December 31, 2002 were $1,017.53

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 3, 2003 was $0. There is no public market for the Company's common stock.

At March 10, 2003, the registrant had outstanding 1,730,939 shares of common stock.



Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

                                TABLE OF CONTENTS

                                     PART I


                                                                            Page
                                                                            ----

Item 1.  Description of Business.                                             3

Item 2.  Description of Property.                                             3

Item 3.  Legal Proceedings.                                                   3

Item 4.  Submission of Matters to a Vote of Security Holders.                 3


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.            4

Item 6.  Management's Discussion and Analysis or Plan of Operations.          4

Item 7.  Financial Statements.                                                6

Item 8.  Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosure.                                            6


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.                   6

Item 10. Executive Compensation.                                              6

Item 11. Security Ownership of Certain Beneficial Owners and Management
         And Related Stockholder Matters.                                     7

Item 12. Certain Relationships and Related Transactions.                      7

Item 13. Exhibits and Reports on Form 8-K.                                    7

Item 14. Controls and Procedures.                                             8

Signatures                                                                    8

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions and strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. A detailed description of the factors that could cause future results to materially differ from the Company's recent results or those projected in the forward-looking statements are contained in the section of this Form 10-KSB entitled "Important Factors Regarding Forward-Looking Statements."



Item 1.  DESCRIPTION OF BUSINESS.

Corporate Profile.

The Company was incorporated on August 4, 1988 as a Texas corporation. Our principal business is the importation and sale of high quality tea products from Sri Lanka, formerly known as Ceylon.

Employees.

As of December 31, 2002, the Company had no employees.

Miscellaneous.

The Company will send an annual report to all shareholders, including audited financial statements.

The Company files periodic reports with the Securities and Exchange Commission. Said filings can be obtained through the Edgar system by anyone accessing the internet at http://www.sec.gov or you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.

Item 2.  DESCRIPTION OF PROPERTY.

As of December 31, 2003 the Company leased an 8,000 sq.ft. warehouse/office building in DeSoto, Texas from a non-related third party. The lease is for a period of three years, expiring on December 31, 2005. The monthly net rental price is $3,750.

Item 3.  LEGAL PROCEEDINGS.

The Company is not engaged in any legal proceedings as of the date of this report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter ended December 31, 2002.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

As of March 10, 2003, no public market exists for the Company's common stock.

Shareholders of Record.

As of the date of this Annual Report, there were 17 record holders of the Company's common stock.

Dividends.

The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

Results of Operations - 2002 compared to 2001.

The Company commenced operations during the fourth quarter of 1998 and has focused significant resources through December 2002 in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $271,679.54

During this start-up phase, the Company is dependent upon cash advances from affiliates to provide working capital. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire any incurred liabilities and/or obligations on a timely basis.

The Company expects meaningful sales of its tea products to commence in the second quarter of 2003, with its products being offered directly to the consumer through our website (WWW.MILLENNIATEA.COM) and through direct consumer channel distribution.

Liquidity and Capital Resources.

Due to its continuing  losses,  The Company has been forced to borrow funds from
affiliates  to  fund  the  shortfall  in  cash   generated  from  its  operating
activities.

The Company believes that cash generated from operations together with the cash provided on a loan basis from its affiliates will be sufficient to provide the majority of the cash necessary to meet its working capital needs through the next twelve months based upon the anticipated level of revenues and operating expenses.

There can be no assurance, however, that additional loans will be available on acceptable terms or at all, and the failure to obtain additional loans as needed may have an adverse effect on the Company's ability to continue to operate and may not allow the Company to take advantage of future opportunities.

The Company financed its operations during calendar year 2002 through internally generated cash flow, existing cash and from cash advances (loans) from its affiliates..

Recently Issued Accounting Pronouncements.

Any recently issued accounting pronouncements have no material effect on the financial statements of the Company.




Effects on Inflation.

The Company believes that the effect of inflation has not been material during each of the years ended December 31, 2002 and 2001.

Important Factors Regarding Forward-Looking Statements.

Various forward-looking statements have been made in this Annual Report on Form 10-KSB. Forward-looking statements may also be made in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

Forward-looking statements are subject to risks and uncertainties, including those identified below, that could cause actual results to differ materially from such statements. The words "anticipate", "believe", "estimate", "expect", `'intend", "should", "will" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

Should one or more of the risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Going Concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. We have limited operations and revenues. We continue to incur operating expenses in excess of revenues. We had substantial working capital and shareholders'deficits at December 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There can be no assurances that the Company will be able to successfully implement its ongoing plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional equity capital to meet present and future working capital demands.

Item 7.  FINANCIAL STATEMENTS.

Independent Auditors' Report.................................................F-1

Financial Statements:
    Balance Sheets...........................................................F-3
    Statements of Operations.................................................F-4
    Statements of Changes in Stockholders' Equity............................F-5
    Statements of Cash Flows.................................................F-6

Notes to Financial Statements................................................F-7


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the officers and directors of the Company.

Name                    Position                                         Age
----                    --------                                         ---

Kevin B. Halter         Chairman, President, CEO.                         67
Kevin B. Halter Jr.     Vice President, Secretary & Treasurer             42


Kevin B. Halter has served as Chairman, President, Chief Executive Officer and a director of the Company since August, 1998. Mr. Halter has served as President and Chief Executive Officer of Halter Capital Corporation , a privately held investment and consulting company, since 1987. Mr. Halter has served as President of Millennia, Inc. and Chairman of the Board of Digital Communications Technology Corporation since 1994. Mr. Halter is the father of Kevin Halter Jr.

Kevin Halter Jr. has served as Vice President, Secretary & Treasurer and a director of the Company since August, 1998. Mr. Halter also serves as Vice President and Secretary of Halter Capital Corporation. He is President of Securities Transfer Corporation, a stock transfer company registered with the Securities and Exchange Commission, a position that he has held since 1987. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. and Digital Communications Technology Corporation since 1994. He is the son of Kevin B. Halter.

All directors hold office until the next annual meeting of the shareholders of the Company, and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the calendar year ended December 31, 2002, all Section 16(a) filing requirements applicable to its insiders were complied with.


Item 10.  EXECUTIVE COMPENSATION.

The Company pays no compensation to its officers and directors currently and has paid no compensation in amount or of any kind to is executive officers or directors since inception. Executive management and oversight services are provided to the Company by a controlling shareholder. The accompanying financial statements reflect management's estimate of the estimated fair value of the services contributed to the Company during each fiscal year based on the time and effort required to administer the Company's operations and affairs.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of February 10, 2003 concerning the beneficial ownership of the common stock of the Company by (i) each person who is known to us to own beneficially more than five percent of the outstanding shares of common stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers as a group.

                                                       Amount and
                 Name and address                      nature of           Percent of
Title of Class   of beneficial owner                   beneficial owner    class
--------------   -------------------                   ----------------    ----------

Common           Kevin B. Halter                            994,500           57.5%
                 2591 Dallas Parkway - suite 102
                 Frisco, TX 75034

Common           Kevin Halter, Jr.                          100,000 (1)        5.8%
                 2591 Dallas Parkway - Suite 102
                 Frisco, TX 75034

                 All executive officers and directors     1,094,500           63.2%
                 a group (2 persons)

Common           Halter Capital Corporation                 145,229 (2)        8.4%
                 2591 Dallas Parkway - Suite 102
                 Frisco, TX 75034

Common           Stuart G. Johnston
                 12001 Shirestone Lane
                 Dallas, TX 75244                           100,831            5.8%

Common           Ronald Robbins                             100,000            5.8%
                 6334 N. Vuelta Tajo
                 Tucson, AZ 85717

(1)      The shares are owned by K.P. Halter Family Partnership LTD.
(2) Halter Capital Corporation is 100% owned by Kevin B. Halter and Kevin Halter Jr.



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In order to maintain liquidity, the Company has received non-interest bearing cash advances from Kevin Halter and Halter Capital Corporation during calendar years 2002 and 2001, its controlling shareholders.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits


         3.1*     Articles of Incorporation
         3.2*     By-Laws
         4.0*     Instruments   defining   the  rights  of  holders,   including
                  indentures


* Incorporated by reference to Exhibits filed with issuer's 10-SB Form filed January 19, 2000.

         (b)      Reports on Form 8-K

                  None


Item 14. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive and Financial Officer, Kevin Halter has reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, the officer believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)      Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-KSB.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIA TEA MASTER,  INC.

By: /s/ Kevin B. Halter
   -----------------------------
   Kevin B. Halter
   (Principal Executive Officer)
   Date: March 20, 2003

                                  CERTIFICATION

I  Kevin Halter, certify that:

1. I have reviewed this annual report on Form 10-KSB of Millennia Tea Masters, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date.
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 20, 2003

                                                      /s/ Kevin B. Halter
                                                     ---------------------------
                                                     Principal Executive Officer

                                  CERTIFICATION

I  Kevin Halter Jr. , certify that:

7. I have reviewed this annual report on Form 10-KSB of Millennia Tea Masters, Inc.
8. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date.
11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 20, 2003




                                                      /s/ Kevin Halter, Jr.
                                                     ---------------------------
                                                     Principal Financial Officer

                                                     Millennia Tea Masters, Inc.

                                                            Financial Statements

                                                      December 31, 2002 and 2001

                           Millennia Tea Masters, Inc.

                              Financial Statements

                           December 31, 2002 and 2001


                   (With Independent Auditor's Report Thereon)

                           MILLENNIA TEA MASTERS, INC.

                                Table of Contents





Independent Auditors' Report.................................................F-1

Financial Statements:
    Balance Sheets...........................................................F-3
    Statements of Operations.................................................F-4
    Statements of Changes in Stockholders' Equity............................F-5
    Statements of Cash Flows.................................................F-6

Notes to Financial Statements................................................F-7

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board of Directors and Stockholder
Millennia Tea Masters, Inc.

We have audited the accompanying balance sheet of Millennia Tea Masters, Inc. as of December 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, presents fairly, in all material respects, the financial position of Millennia Tea Masters, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company's has experienced limited sales and incurred cumulative operating losses since its inception. The Company has been dependent upon the proceeds from the sales of common stock and advances from related parties to provide working capital. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




March 10, 2003
Maitland, Florida

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Shareholder
Millennia Tea Masters, Inc.

We have audited the accompanying balance sheet of Millennia Tea Masters, Inc. (a Texas corporation) as of December 31, 2001 and the related statements of operations and comprehensive loss, changes in shareholder's equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennia Tea Masters, Inc. as of December 31, 2001 and the results of its operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced limited sales and incurred cumulative operating losses since its inception. The Company has been primarily dependent upon the proceeds from the sales of common stock to provide working capital. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                             S. W. HATFIELD, CPA
Dallas, Texas
January 17, 2002

                           MILLENNIA TEA MASTERS, INC

                                 Balance Sheets

                           December 31, 2002 and 2001

                                     Assets
                                     ------

                                                           2002         2001
                                                         ---------    ---------
Current assets:
    Cash on hand and in bank                             $       9        1,616
    Due from affiliates (note 4)                              --          4,879
    Inventory                                              526,161      526,362
    Prepaid expenses                                         4,060         --
                                                         ---------    ---------

           Total current assets                            530,230      532,857
                                                         ---------    ---------



                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Accounts payable - trade                             $    --          9,711
    Due to affiliates (note 4)                              68,970         --
                                                         ---------    ---------

           Total current liabilities                        68,970        9,711
                                                         ---------    ---------

Commitments (note 5)

Stockholders' equity:
    Common stock - $0.001 par value
      25,000,000 shares authorized
      1,730,939 shares issued and outstanding                1,731        1,731
    Additional paid-in capital                             731,208      731,208
    Accumulated deficit                                   (271,679)    (209,753)
                                                         ---------    ---------

           Total stockholders' equity                      461,260      523,186
                                                         ---------    ---------

Total liabilities and stockholders' equity               $ 530,230      532,897
                                                         =========    =========



See accompanying notes to financial statements.

                           MILLENNIA TEA MASTERS, INC.

                            Statements of Operations

                     Years Ended December 31, 2002 and 2001


                                                         2002           2001
                                                     -----------    -----------

Revenues                                             $     1,018            356

Cost of sales                                                169             61
                                                     -----------    -----------

               Gross profit                                  849            295
                                                     -----------    -----------

Operating expenses:
    Marketing, promotion and product development            --            1,033
    General and administrative expenses                   12,934         14,653
    Warehouse rent                                        49,841         46,243
                                                     -----------    -----------

           Total operating expenses                       62,775         61,929
                                                     -----------    -----------

           Loss from operations                          (61,926)       (61,634)

Other income (expense)                                      --             --
                                                     -----------    -----------

           Loss before income taxes                      (61,926)       (61,634)

Provision for income taxes                                  --             --
                                                     -----------    -----------

           Net loss                                  $   (61,926)   $   (61,634)
                                                     ===========    ===========


Loss per weighted-average share of common
    stock outstanding, basic and fully diluted       $     (0.04)         (0.04)
                                                     ===========    ===========


Weighted-average number of common shares
    outstanding                                        1,730,939      1,730,939
                                                     ===========    ===========




See accompanying notes to financial statements.


                           MILLENNIA TEA MASTERS, INC.

                  Statements of Changes in Stockholders' Equity

                     Years ended December 31, 2002 and 2001




                            Common Stock
                      -------------------------   Additional
                       Number of                    Paid-in     Accumulated
                         Shares      Par Value      Capital       Deficit         Total
                      -----------   -----------   -----------   -----------    -----------
Balances at
  December 31, 2000     1,730,939   $     1,731       731,208      (148,119)       584,820

Net loss                     --            --            --         (61,634)       (61,634)
                      -----------   -----------   -----------   -----------    -----------

Balances at
  December 31, 2001     1,730,939         1,731       731,208      (209,753)       523,186

Net loss                     --            --            --         (61,926)       (61,926)
                      -----------   -----------   -----------   -----------    -----------

Balances at
  December 31, 2002     1,730,939   $     1,731       731,208      (271,679)       461,260
                      ===========   ===========   ===========   ===========    ===========






















See accompanying notes to financial statements.


                           MILLENNIA TEA MASTERS, INC.

                            Statements of Cash Flows

                     Years Ended December 31, 2002 and 2001


                                                                2002          2001
                                                             ----------    ----------
Cash flows from operating activities:
    Net loss                                                 $  (61,926)      (61,634)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
        Increase (decrease) in:
           Inventory                                                201            61
           Accounts payable - trade                              (9,711)        9,711
           Prepaid expenses                                      (4,060)         --
                                                             ----------    ----------

                Net cash used in operating activities           (75,496)      (51,862)
                                                             ----------    ----------

Cash flows from investing activities:
    Net cash advanced from affiliates                            73,849        52,902
                                                             ----------    ----------

                Net cash  provided by investing activities       73,849        52,902
                                                             ----------    ----------

Increase (decrease) in cash                                      (1,647)        1,040

Cash at beginning of year                                         1,656           616
                                                             ----------    ----------

Cash at end of period                                        $        9         1,656
                                                             ==========    ==========









See accompanying notes to financial statements.

                           MILLENNIA TEA MASTERS, INC.

                          Notes to Financial Statements

                           December 31, 2002 and 2001


(1)  Organization and Description of Business
     ----------------------------------------

     Millennia Tea Masters, Inc. (Company) was incorporated on August 3, 1998 under the laws of the State of Texas. The Company was formed to engage principally in the marketing and sale of imported teas.

     The Company has had no substantial operations since inception. Due to the lack of sustaining operations the Company generated no significant operating revenues and has incurred cumulative operating losses of approximately $270,000.

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

(2)  Going Concern Uncertainty
     -------------------------

     The Company commenced operations during the fourth quarter of 1998 and has focused significant resources through December 2000 in procuring and importing inventory and developing sales and distribution channels. However, marketplace conditions caused management to virtually cease all activities during 2001. Management is investigating alternative methods to generate product demand and market acceptance.

     The Company has generated only minimal revenues since inception and has incurred cumulative operating losses of approximately $270,000. Since inception, the Company has been dependent upon the sale of common stock and advances from affiliates to provide working capital. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. This situation raises a substantial doubt about the Company's ability to continue as a going concern.
                                                                     (Continued)

                           MILLENNIA TEA MASTERS, INC.

                          Notes to Financial Statements


(2)  Going Concern Uncertainty - (Continued)
     ---------------------------------------

     Management is reviewing the actions to be taken in future periods to generate operational results sufficient to provide resources to sustain its operations. Further, management believes that its efforts to raise additional capital through the sale of equity securities and/or new debt financing will provide additional cash flows. However, there can be no assurance that the Company will be able to obtain additional funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

(3)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Cash and Cash Equivalents
          -------------------------

          For purposes of reporting cash flows, the Company considers all cash on hand, in banks, including accounts in book overdraft positions, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

          Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

     (b)  Inventory
          ---------

          Inventory consists of imported tea products and are valued at the lower of cost or market using the first-in, first-out method.

     (c)  Revenue Recognition
          -------------------

          The Company sells it products to the general public through direct sales on a prepaid basis. Accordingly, the Company recognizes revenue at the point of shipment to its customers. Sales allowances are recorded concurrent with the related sale of product. Sales returns are recorded at the time and point that products are received back from a dissatisfied consumer.

                                                                     (Continued)

                           MILLENNIA TEA MASTERS, INC.

                          Notes to Financial Statements

(3)  Summary of Significant Accounting Policies - (Continued)
     --------------------------------------------------------

     (d)  Income Taxes
          ------------

          The Company uses the asset and liability method of accounting for income taxes. At December 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

          At December 31, 2002 and 2001 deferred tax assets are related solely to the Company's net operating loss carryforward of approximately $270,000 which is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

     (e)  Earnings (Loss) Per Share
          -------------------------

          Basic earnings (loss) per share is computed by dividing the net income
          (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
          (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002 and 2001, the Company had no warrants and/or options outstanding.

     (4)  Related Party Transactions
          --------------------------

          As of December 31, 2002, the Company has a net payable to an affiliated entity of $68,970. At December 31, 2001, the Company has a net receivable from an affiliated Company of $4,879. These advances are unsecured, due upon demand and are non-interest bearing.

     (5)  Commitments
          -----------

          Beginning December 15, 2002, the Company leased an 8,000 sq. ft. office/warehouse under a lease from a non-related third party scheduled to expire December 31, 2005. The following summarizes the Company's current obligations under a three year lease as of December 31, 2002.

                        Date of lease                 12-15-02
                        Lease term begins             01-01-03
                        Lease term ends               12-31-05
                        Renewal option                None
                        Contingent rents              No
                        Initial rent                  $3,750 per month
                        Escalation                    None

                                                                     (Continued)


                           MILLENNIA TEA MASTERS, INC.

                          Notes to Financial Statements


(5)  Commitments - (Continued)
     -------------------------

     Future   minimum   payments,   by  years  and  in  the   aggregate,   under
     noncancellable  operating lease with initial or remaining terms of one year or more consisted of the following at December 31, 2002:

               Year Ending December 31,                    Amount

                         2003                                 $   45,000
                         2004                                     45,000
                         2005                                     45,000
                                                              ----------

                         Total                                $  135,000
                                                              ==========

(6)  Selected Financial Data (Unaudited)
     -----------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001, respectively:

                                   Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                     March 31,         June 30,      September 30,     December 31,     December 31,
        2002                       -------------    -------------    -------------    -------------    -------------
        ----
Net revenues                       $          96              150              276              496            1,018
Net loss from operations                 (16,265)         (12,246)         (14,425)         (18,990)         (61,926)
Basic loss per share                       (0.01)           (0.01)           (0.01)           (0.01)           (0.04)
Weighted-average number of
   shares issued and outstanding       1,730,939        1,730,939        1,730,939        1,730,939        1,730,939

        2001
        ----

Revenues                           $          82               80              148               46              356
Net loss from operations                 (21,198)          (6,183)         (15,849)         (18,404)         (61,634)
Basic loss per share                       (0.01)           (0.01)           (0.01)           (0.01)           (0.04)
Weighted-average number of
   shares issued and outstanding       1,730,939        1,730,939        1,730,939        1,730,939        1,730,939