Form 10KSB/A
period 2002-12-31
MILLENNIA TEA MASTERS INC
filed 2003-04-11
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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



Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                     PART I


                                                                            Page
                                                                            ----

Item 1.  Description of Business.                                             3

Item 2.  Description of Property.                                             4

Item 3.  Legal Proceedings.                                                   4

Item 4.  Submission of Matters to a Vote of Security Holders.                 4


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.            4

Item 6.  Management's Discussion and Analysis or Plan of Operations.          4

Item 7.  Financial Statements.                                                7

Item 8.  Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosure.                                            7


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.                   7

Item 10. Executive Compensation.                                              7

Item 11. Security Ownership of Certain Beneficial Owners and Management
         And Related Stockholder Matters.                                     8

Item 12. Certain Relationships and Related Transactions.                      8

Item 13. Exhibits and Reports on Form 8-K.                                    8

Item 14. Controls and Procedures.                                             9

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



Item 1.  DESCRIPTION OF BUSINESS.

Corporate Profile.

The Company was incorporated on August 3, 1988 as a Texas corporation. Our principal business is the importation and sale of high quality tea products from Sri Lanka, formerly known as Ceylon. Tea from this region has been recognized as one of the best teas in the world for over a century.

We buy our teas at auctions, package them under the "Millennia" label and ship the from Sri Lanka to our leased warehouse in DeSoto, Texas. The tea auctions occur on a weekly basis in Colombo, the capital of Sri Lanka. The bidding is on a variety of loose leaf teas. The purchased tea is then paid for and shipped to a packaging plant in Colombo, where a local company packages it to our specification, utilizing our preprinted tea envelopes and boxes. Accordingly, we do not own and packaging equipment. The facilities used are deemed by us to be adequate for the foreseeable future. Our goals are to give the consumer a choice between the ordinary teas found in the supermarkets and high grown black Ceylon teas, which are considered far superior. Our products consist of English Breakfast tea and Earl Grey, both of which are consumed as hot teas. In the iced tea category our products feature both unflavored and flavored teas, such as peach, raspberry and strawberry.

The shelf life of teas can vary. High grown black teas, properly fermented and oxidized will have a minimum shelf life of at least five years. All of our teas fit this category.

The tea market is highly competitive. A number of companies with significant market share and resources can make the penetration of the existing tea market a very difficult task for any new entrant. We have therefore decided to market our teas directly to the consumer through our website (www.millenniatea.coM), direct mailing, fund raising and trade shows. We have developed our own website which we also maintain ourselves internally without significant costs attached to it. We currently are in the process to ensure visibility to our website through various search engines.

Management to date has not been able to devote sufficient time for the promotion of our products. We anticipate to begin meaningful marketing efforts during the second quarter of 2003.

Our limited operating history and losses to date make it difficult to evaluate our business. Since our formation in August 1988, we have sold approximately $11,316 in tea products. Our revenue and income potential are unproven. Through December 31, 2002 we have lost over $271,000.

Developing market acceptance for our products and services will require substantial marketing and sales efforts and the expenditure of a significant amount of funds.

Even though tea has a recognized shelf life of at least five years, most of the tea we currently have on hand is close to four years old. Unless we can dispose of our current inventory, some or all of our inventory will become outdated during 2004. In the past we have had difficulty in disposing of any substantial amount of our inventory and we cannot give any assurance that we will be able to do so successfully in the future. Therefore our inventory could become worthless.

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

Item 2.  DESCRIPTION OF PROPERTY.

As of December 31, 2002 the Company leased an 8,000 sq.ft. warehouse/office building in DeSoto, Texas from a non-related third party. The lease is for a period of three years, expiring on December 31, 2005. The monthly net rental price is $3,750.

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

The Company expects meaningful sales of its tea products to commence in the second quarter of 2003, with our products being offered directly to the consumer through our website (www.millenniatea.com) and through direct mail advertising. We plan to undertake mass mailings to consumers to bring our tea products to their attention, which we anticipate will result in sales both through mail orders and internet orders.

Even though tea has a recognized shelf life of approximately five years, most of the tea we currently have on hand will be four years old by the end of the current calendar year. Unless we can dispose of our current inventory, some or all of our inventory will become outdated in 2004. Accordingly our inventory, which represents essentially all of the company's assets, could become worthless.

Liquidity and Capital Resources.

Due to its continuing  losses,  The Company has been forced to borrow funds from
affiliates  to  fund  the  shortfall  in  cash   generated  from  its  operating
activities.

The Company believes that cash provided on a loan basis from its affiliates will be sufficient to provide the majority of the cash necessary to meet its working capital needs through the next twelve months.

There can be no assurance, however, that additional loans will be available on acceptable terms or at all, and the failure to obtain additional loans as needed may have an adverse effect on the Company's ability to continue to operate and may not allow the Company to take advantage of future opportunities.

The Company financed its operations during calendar year 2002 through cash advances (loans) from its affiliates.

The loans that have been received from affiliates are unsecured. We have not executed any promissory notes or other instruments, but merely receive the funds based upon a verbal agreement that we are to repay any and all such loans from any excess cash that we may have on hand upon sale of products in the future.

Our anticipated material expenses for fiscal year 2003 include monthly warehouse of rent of $3,750 and postage and mailing expenses of approximately $8,000 per month to undertake our direct mail sales campaign. We have received an oral commitment from affiliates to fund us for these expenditures for the current fiscal year.

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

Independent Auditors' Report.................................................F-2

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

                                                            Amount and
                   Name and address                         nature of
Title of Class     of beneficial owner                      beneficial owner     Percent of class
--------------     -------------------                      ----------------     ----------------

Common             Kevin B. Halter                          1,139,729 (2)              57.5%
                   2591 Dallas Parkway - suite 102
                   Frisco, TX 75034

Common             Kevin Halter, Jr.                          245,228 (1) (2)           5.8%
                   2591 Dallas Parkway - Suite 102
                   Frisco, TX 75034

                   All executive officers and directors     1,094,500                  63.2%
                   a group (2 persons)

Common             Halter Capital Corporation                 145,229                   8.4%
                   2591 Dallas Parkway - Suite 102
                   Frisco, TX 75034

Common             Stuart G. Johnston
                   12001 Shirestone Lane
                   Dallas, TX 75244                           100,831                   5.8%

Common             Ronald Robbins                             100,000                   5.8%
                   6334 N. Vuelta Tajo
                   Tucson, AZ 85717

(1)      The shares are owned by K.P. Halter Family Partnership LTD.
(2) Includes 145,229 shares registered in the name of Halter Capital Corporation, 100% Owned by Kevin B. Halter and Kevin Halter, Jr..




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

MILLENNIA TEA MASTER,  INC.

By: /s/ Kevin B. Halter
   --------------------
   Kevin B. Halter
   (Principal Executive Officer)
   Date: March 20, 2003

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

     Date: March 20, 2003




                                                     /s/ Kevin Halter, Jr.
                                                     ---------------------------
                                                     Principal Financial Officer

                                                     MILLENNIA TEA MASTERS, INC.
                                                   (A Development Stage Company)


                                                            Financial Statements


                                                      December 31, 2002 and 2001

                           Millennia Tea Masters, Inc.
                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2002 and 2001


                   (With Independent Auditor's Report Thereon)

                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                                Table of Contents





Independent Auditors' Report.................................................F-1

Independent Auditors' Report.................................................F-2

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

Notes to Financial Statements................................................F-7

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Stockholder
Millennia Tea Masters, Inc.

We have audited the accompanying balance sheet of Millennia Tea Masters, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for the cumulative period from August 3, 1998 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, changes in stockholders' equity and cash flows for the period from August 3, 1998 (date of inception) through December 31, 2002 include amounts for the period from August 3, 1998 (date of inception) through December 31, 2001 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from August 3, 1998 (date of inception) through December 31, 2001 is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above, presents fairly, in all material respects, the financial position of Millennia Tea Masters, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the cumulative period from August 3, 1998 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



Parks, Whitcomb & Orr


March 10, 2003
Maitland, Florida

S. W. HATFIELD, CPA certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Millennia Tea Masters, Inc

We have audited the accompanying balance sheet of Millennia Tea Masters, Inc. (a Texas corporation and a development stage company) as of December 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from August 3, 1998 (date of inception) through December 31, 2001, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennia Tea Masters, Inc. (a development stage company) as of December 31, 2001 and the results of its operations and cash flows for the years ended December 31, 2001 and for the period from August 3, 1988 (date of inception) through December 31, 2001, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced limited sales and incurred cumulative operating losses since its inception. The Company has been dependent upon the proceeds from the sales of common stock and advances from affiliated parties to provide working capital. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                             S. W. HATFIELD, CPA
Dallas, Texas
January 17, 2002


                           MILLENNIA TEA MASTERS, INC
                          (A Development Stage Company)

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

Commitments (note 5)

Stockholders' equity:
    Common stock - $0.001 par value
      25,000,000 shares authorized
      1,730,939 shares issued and outstanding                    1,731        1,731
    Additional paid-in capital                                 731,208      731,208
    Deficit accumulated during the development stage          (271,679)    (209,753)
                                                             ---------    ---------

               Total stockholders' equity                      461,260      523,186
                                                             ---------    ---------

Total liabilities and stockholders' equity                   $ 530,230      532,897
                                                             =========    =========


See accompanying notes to financial statements.


                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                         Cumulative
                                                                                         Period From
                                                                                        August 3, 1998
                                                                                           Through
                                                                                         December 31,
                                                         2002              2001              2002
                                                    --------------    --------------    ---------------

Revenues                                            $        1,018               356             11,316

Cost of sales                                                  169                61              2,704
                                                    --------------    --------------    ---------------

               Gross profit                                    849               295              8,612
                                                    --------------    --------------    ---------------

Operating expenses:
     Marketing, promotion and product development             --               1,033             24,570
     General and administrative expenses                    12,934            14,653             74,521
     Warehouse rent                                         49,841            46,243            181,200
                                                    --------------    --------------    ---------------

               Total operating expenses                     62,775            61,929            280,291
                                                    --------------    --------------    ---------------

               Loss from operations                        (61,926)          (61,634)          (271,679)

Other income (expense)                                        --                --                 --
                                                    --------------    --------------    ---------------

               Loss before income taxes                    (61,926)          (61,634)          (271,679)

Provision for income taxes                                    --                --                 --
                                                    --------------    --------------    ---------------
               Net loss                             $      (61,926)          (61,634)          (271,679)
                                                    ==============    ==============    ===============

Loss per weighted-average share of common
     stock outstanding, basic and fully diluted     $        (0.04)            (0.04)
                                                    ==============    ==============


Weighted-average number of common shares
     outstanding                                         1,730,939         1,730,939
                                                    ==============    ==============



See accompanying notes to financial statements.

                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity

    Period from August 3, 1998 (date of inception) through December 31, 2002


                                                                            Deficit
                                       Common Stock                       Accumulated
                                -------------------------   Additional     During The
                                 Number of                    Paid-in     Development
                                  Shares       Par Value      Capital         Stage         Total
                                -----------   -----------   -----------   -----------    -----------
Shares issued to founders
  at inception                    1,000,000   $     1,000          --            --            1,000

Sale of common stock                308,565           309       308,256          --          308,565

Net loss                               --            --            --         (16,030)       (16,030)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 1998     1,308,565         1,309       308,256       (16,030)       293,535

Sale of common stock                422,374           422       422,952          --          423,374

Net loss                               --            --            --         (74,482)       (74,482)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 1999     1,730,939         1,731       731,208       (90,512)       642,427

Net loss                               --            --            --         (57,607)       (57,607)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2000     1,730,939         1,731       731,208      (148,119)       584,820

Net loss                               --            --            --         (61,634)       (61,634)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2001     1,730,939         1,731       731,208      (209,753)       523,186

Net loss                               --            --            --         (61,926)       (61,926)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2002     1,730,939   $     1,731       731,208      (271,679)       461,260
                                ===========   ===========   ===========   ===========    ===========


See accompanying notes to financial statements.


                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                      Cumulative
                                                                                                      Period From
                                                                                                    August 31, 1998
                                                                                                        Through
                                                                                                      December 31,
                                                                    2002               2001               2002
                                                              ---------------    ---------------    ---------------
Cash flows from operating activities:
     Net loss                                                 $       (61,926)           (61,634)          (271,679)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Increase (decrease) in:
             Inventory                                                    201                 61           (526,161)
             Accounts payable - trade                                  (9,711)             9,711               --
             Prepaid expenses                                          (4,060)              --               (4,060)
                                                              ---------------    ---------------    ---------------

                 Net cash used in operating activities                (75,496)           (51,862)          (801,900)
                                                              ---------------    ---------------    ---------------

Cash flows from investing activities:
     Net cash advanced from affiliates                                 73,849             52,902             68,970
                                                              ---------------    ---------------    ---------------

                 Net cash  provided by investing activities            73,849             52,902             68,970
                                                              ---------------    ---------------    ---------------

Cash flows from financing activities:
     Proceeds from sale of common stock                                  --                 --              732,939
                                                              ---------------    ---------------    ---------------

                 Net cash provided by financing activities               --                 --              732,939
                                                              ---------------    ---------------    ---------------

Increase (decrease) in cash                                            (1,647)             1,040                  9

Cash at beginning of period                                             1,656                616               --
                                                              ---------------    ---------------    ---------------

Cash at end of period                                         $             9              1,656                  9
                                                              ===============    ===============    ===============




See accompanying notes to financial statements.

                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage company)

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

     The Company has had no substantial operations since inception. Due to the lack of sustaining operations the Company generated no significant operating revenues and has incurred cumulative operating losses of approximately $270,000. Accordingly, the Company is still considered to be in the development stage.

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

                                                                     (Continued)

                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

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


                                                                     (Continued)
                                      F-8

                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

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
                   Renewal option               None
                   Contingent rents             No
                   Initial rent                 $3,750 per month
                   Escalation                   None

                                                                     (Continued)


                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(5)  Commitments - (Continued)
     -------------------------

Future minimum payments, by years and in the aggregate, under noncancellable operating lease with initial or remaining terms of one year or more consisted of the following at December 31, 2002:

             Year Ending December 31,                     Amount
             ------------------------                    --------
                     2003                                $ 45,000
                     2004                                  45,000
                     2005                                  45,000
                                                         --------

                     Total                               $135,000
                                                         ========


(6)      Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001, respectively:

                                   Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                     March 31,         June 30,      September 30,     December 31,     December 31,
                                   -------------    -------------    -------------    -------------    -------------
             2002

Net revenues                       $          96              150              276              496            1,018
Net loss from operations                 (16,265)         (12,246)         (14,425)         (18,990)         (61,926)
Basic loss per share                       (0.01)           (0.01)           (0.01)           (0.01)           (0.04)
Weighted-average number of
   shares issued and outstanding       1,730,939        1,730,939        1,730,939        1,730,939        1,730,939

             2001

Revenues                           $          82               80              148               46              356
Net loss from operations                 (21,198)          (6,183)         (15,849)         (18,404)         (61,634)
Basic loss per share                       (0.01)           (0.01)           (0.01)           (0.01)           (0.04)
Weighted-average number of
   shares issued and outstanding       1,730,939        1,730,939        1,730,939        1,730,939        1,730,939