Form 10QSB
period 2003-03-31
MILLENNIA TEA MASTERS INC
filed 2003-05-15
CIK 1100954

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

                  For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 14, 2003: 1,730,939
                                          -----------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                           Millennia Tea Masters, Inc.

                Form 10-QSB for the Quarter ended March 31, 2003

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


Item 1 - Part 1 - Financial Statements

                           Millennia Tea Masters, Inc.
                          (a development stage company)
                                 Balance Sheets
                      March 31, 2003 and December 31, 2002

                                   (Unaudited)

                                                               March 31,
                                                                 2003        December 31,
                                                              (Unaudited)        2002
                                                             ------------    ------------
                                     ASSETS
Current assets
   Cash in bank                                              $        270    $          9
   Prepaid expenses                                                 4,060           4,060
   Inventory                                                      526,151         526,161
                                                             ------------    ------------

     Total current assets                                         530,481         530,230
                                                             ------------    ------------

TOTAL ASSETS                                                 $    530,481    $    530,230
                                                             ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable - trade                                  $      2,298    $       --
   Amounts due to affiliates                                       78,670          68,970
                                                             ------------    ------------
     Total Liabilities                                             80,968          68,970
Commitments and contingencies


Shareholders' equity
   Common stock - $0.001 par value
     25,000,000 shares authorized
     1,730,939 issued and outstanding                               1,731           1,731
   Additional paid-in capital                                     731,208         731,208
   Deficit accumulated during the devopment stage                (283,426)       (271,679)
                                                             ------------    ------------

     Total Shareholders' equity                                   449,513         461,260
                                                             ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $    530,481    $    530,230
                                                             ============    ============




The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                           Millennia Tea Masters, Inc.
                          (a development stage company)
                            Statements of Operations
                 Three months ended March 31, 2003 and 2002 and
      Period from August 3, 1998 (date of inception) through March 31, 2003

                                   (Unaudited)


                                                                              Period from
                                          Three months      Three months    August 3, 1998
                                             ended             ended      (date of inception)
                                            March 31,         March 31,         through
                                              2003              2002         March 31, 2003
                                         --------------    --------------    --------------

Revenues                                 $           60    $           96    $       11,376

Cost of Sales                                        10                16             2,714
                                         --------------    --------------    --------------

Gross Profit                                         50                80             8,662
                                         --------------    --------------    --------------

Operating expenses
   Marketing, promotion
     and product development                       --                  45            24,570
   Warehouse rent                                 7,713            12,460           188,913
   General and administrative expenses            4,084             3,840            78,605
                                         --------------    --------------    --------------
        Total operating expenses                 11,797            16,345           292,088
                                         --------------    --------------    --------------

Loss from operations                            (11,747)          (16,265)         (283,426)

Other income
   Interest and other                              --                --                --
                                         --------------    --------------    --------------

Net loss                                        (11,747)          (16,265)         (283,426)
                                         ==============    ==============    ==============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss basic and fully diluted   $        (0.01)   $        (0.01)
                                         ==============    ==============

Weighted-average number of shares
   of common stock outstanding
   basic and fully diluted                    1,730,939         1,730,939
                                         ==============    ==============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                           Millennia Tea Masters, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                 Three months ended March 31, 2003 and 2002 and
      Period from August 3, 1998 (date of inception) through March 31, 2003

                                   (Unaudited)

                                                                                   Period from
                                               Three months      Three months     August 3, 1998
                                                  ended             ended      (date of inception)
                                                 March 31,         March 31,         through
                                                   2003              2002         March 31, 2003
                                              --------------    --------------    --------------
Cash flows from operating activities
   Net loss for the period                    $      (11,747)   $      (16,265)         (283,426)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                    --                --                --
       (Increase) decrease in
          Inventory                                       10                16          (526,151)
       Increase (decrease) in
       Accounts payable - trade                        2,298            (9,711)            2,298
       Prepaid expenses                                 --                --              (4,060)
                                              --------------    --------------    --------------

Net cash used in operating activities                 (9,439)          (25,960)         (811,339)
                                              --------------    --------------    --------------


Cash flows from investing activities                    --                --                --
                                              --------------    --------------    --------------


Cash flows from financing activities
   Proceeds from sale of common stock                   --                --             732,939
   Advances from/(to) affiliates                       9,700            24,400            78,670
                                              --------------    --------------    --------------

Net cash provided by financing activities              9,700            24,400           811,609
                                              --------------    --------------    --------------

INCREASE (DECREASE) IN CASH                              261            (1,560)              270

Cash at beginning of period                                9             1,656              --
                                              --------------    --------------    --------------

Cash at end of period                         $          270    $           96               270
                                              ==============    ==============    ==============

Supplemental disclosure of interest
  and income taxes paid
   Interest paid for the year                 $         --      $         --                --
                                              ==============    ==============    ==============
   Income taxes paid for the year             $         --      $         --                --
                                              ==============    ==============    ==============





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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2003.

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

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during prior periods in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $283,000.

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

                           Millennia Tea Masters, Inc.

Note B - Going Concern Uncertainty - Continued

Management has taken actions directly related to the generation of product sales during 2003 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations.

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

                           Millennia Tea Masters, Inc.

Note C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2003 and December 31, 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     At March 31, 2003 and December 31, 2002 deferred tax assets are related solely To the Company's net operating loss carryforward of approximately $282,000 and $270,000, respectively, which is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003 and 2002, the Company had no warrants and/or options outstanding.

Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Related Party Transactions

As of March 31, 2003, the Company has amounts payable to affiliated entities and/or officers of approximately $78,670. These advances are unsecured, due upon demand and are non- interest bearing.

Part I- Item 2

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

(2)  Results of Operations, Liquidity and Capital Resources

For the respective three month periods ended March 31, 2003 and 2002, the Company experienced net sales of approximately $60 and $96. The Company's expenses during these corresponding periods relate principally to the maintenance of the Company's inventory at a rented warehouse and compliance with various requirements for quarterly and annual financial reporting.

Total net losses for the respective three months ended March 31, 2003 and 2002 were approximately $(11,747) and $(16,265). Net loss per share was approximately $(0.01) and $(0.01) for each respective year-to-date period.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through March 31, 2003 has been provided by either the proceeds from the sale of common stock or advances from significant shareholders or affiliated entities. Management continues to evaluate various options to generate product sales.

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

The Company expects meaningful sales of its tea products to commence towards the end of the second quarter and more significantly during the third quarter of 2003 by undertaking a mass mail marketing campaign directed towards catalog food buyers. Costs associated with said program which we anticipate to be at least $100,000 will be advanced to the Company by its significant stockholders.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

The Company has identified no significant capital requirements for the current annual period other than described above. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. Additionally, management is of the opinion that there is additional potential opportunity for the sale of additional common stock through either private placements or secondary offerings.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits - None
     Reports on Form 8-K - None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Millennia Tea Masters, Inc.

May 15, 2003                                                 /s/ Kevin B. Halter
                                                    ----------------------------
                                                                 Kevin B. Halter
                                                          President and Director