Form 10QSB/A
period 2003-03-31
MILLENNIA TEA MASTERS INC
filed 2003-07-22
CIK 1100954

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

     Date:  May 15, 2003                    /s/ Kevin B. Halter
                                            ----------------------
                                            Kevin B. Halter
                                            President and Director

                                  CERTIFICATION

I, /s/ Kevin Halter, Jr., certify that:

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

     Date:  May 15, 2003

                                            /s/ Kevin Halter, Jr.
                                            ---------------------------
                                            Kevin Halter, Jr.
                                            Principal Financial Officer