Form 10QSB
period 2003-06-30
MILLENNIA TEA MASTERS INC
filed 2003-08-06
CIK 1100954

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

                  For the quarterly period ended June 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file sucah reports), and (2) has
beenubject to such filing requirements for the past 90 days.   YES X  NO
                                                                  ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2003: 1,730,939

Transitional  Small Business  Disclosure Format (check one):   YES NO X


Registrant is an accelerated filer (check one):                YES NO X

                           Millennia Tea Masters, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2003

                                Table of Contents


                                                                            Page

Part I - Financial Information

  Item 1     Financial Statements                                              3

  Item 2     Management's Discussion and Analysis or Plan of Operation         9

  Item 3     Controls and Procedures                                          10


Part II - Other Information

  Item 1   Legal Proceedings                                                  11

  Item 2   Changes in Securities                                              11

  Item 3   Defaults Upon Senior Securities                                    11

  Item 4   Submission of Matters to a Vote of Security Holders                11

  Item 5   Other Information                                                  11

  Item 6   Exhibits and Reports on Form 8-K                                   11




Signatures                                                                    11

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

                           Millennia Tea Masters, Inc.
                          (a development stage company)
                                 Balance Sheets
                       June 30, 2003 and December 31, 2002

                                                       (Unaudited)    (Audited)

                                                     June 30,      December 31,
                                                       2003            2002
                                                   ------------    ------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                        $      2,402    $          9
   Prepaid expenses                                       4,425           4,060
   Inventory                                            525,970         526,161
                                                   ------------    ------------
Total current assets                                    532,797         530,230
                                                   ------------    ------------

TOTAL ASSETS                                       $    532,797    $    530,230
                                                   ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable - trade                        $       --      $       --
   Amounts due to affiliates                            103,163
                                                                         68,970

                                                   ------------    ------------
Total Liabilities                                       103,163          68,970


Commitments and contingencies


Stockholders' equity
   Common stock - $0.001 par value
     25,000,000 shares authorized
    1,730,939 issued and outstanding, respectively        1,731           1,731
   Additional paid-in capital                           731,208         731,208
   Accumulated deficit                                 (303,305)       (271,679)
                                                   ------------    ------------

     Total stockholders' equity                         429,634         461,260
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    532,797    $    530,230
                                                   ============    ============




The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                           Millennia Tea Masters, Inc.
                          (a development stage company)
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2003 and 2002
                                   (Unaudited)


                                            Six months      Six months     Three months    Three months
                                              ended           ended           ended           ended
                                             June 30,        June 30,        June 30,        June 30,
                                               2003            2002            2003            2002
                                           ------------    ------------    ------------    ------------
Revenues                                   $        784             246             724             150

Cost of Sales                                       220              41             181              26
                                           ------------    ------------    ------------    ------------
Gross Profit                                        564             205             543             124

Operating expenses
   Wages and related expenses                      --              --              --              --
   Marketing, promotion
     and product development
   General and administrative expenses           32,190          28,546          20,422          12,246
                                           ------------    ------------    ------------    ------------
Total operating expenses                         32,190          28,546          20,422          12,246
                                           ------------    ------------    ------------    ------------

Loss from operations                            (31,626)        (28,341)        (19,879)        (12,122)

Other income (expense)                             --              --              --
                                           ------------    ------------    ------------    ------------

Loss before income taxes                        (31,626)        (28,341)        (19,879)        (12,122)

Provision for income taxes                         --              --              --              --
                                           ------------    ------------    ------------    ------------

Net Loss                                        (31,626)        (28,341)        (19,879)        (12,122)

                                           ============    ============    ============    ============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted   $      (0.02)          (0.02)          (0.01)          (0.01)
                                           ============    ============    ============    ============

Weighted-average number of
   common shares outstanding                  1,730,939       1,730,939       1,730,939       1,730,939
                                           ============    ============    ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                           Millennia Tea Masters, Inc.
                            Statements of Cash Flows
                        ` (a development stage company)
                     Six months ended June 30, 2003 and 2002

                                   (Unaudited)

                                                            Six months    Six months
                                                              ended         ended
                                                             June 30,      June 30,
                                                               2003          2002
                                                            ----------    ----------
Cash flows from operating activities
   Net loss for the period                                  $  (31,626)   $  (28,341)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       (Increase) Decrease in
         Inventory                                                 191           (72)
       Increase in prepaid expenses                               (365)         --
       Decrease in
         Accounts payable - trade                                 --          (7,957)
                                                            ----------    ----------

Net cash used in operating activities                          (31,800)      (36,370)
                                                            ----------    ----------


Cash flows from investing activities                              --            --
                                                            ----------    ----------


Cash flows from financing activities
   Advances from/(to) affiliates                                34,193        34,830
                                                            ----------    ----------

Net cash provided by financing activities                       34,193        34,830
                                                            ----------    ----------

INCREASE (DECREASE) IN CASH                                      2,393        (1,540)

Cash at beginning of period                                          9         1,616
                                                            ----------    ----------

Cash at end of period                                       $    2,402    $       76
                                                            ==========    ==========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                             $     --      $     --
                                                            ==========    ==========
   Income taxes paid for the period                         $     --      $     --
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

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during prior periods in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $303,000.

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

2.   Inventory
     ---------

     Inventory consists of imported tea products from Sri Lanka and are valued at the lower of cost or market using the first-in, first-out method. The product life of imported teas is at least five (5) years and, accordingly, the Company anticipates no obsolescence or deterioration in its products' quality.

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

 5.  Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2003 and December 31, 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     At June 30, 2003 and December 31, 2002 deferred tax assets are related solely To the Company's net operating loss carryforward of approximately $303,000 and $270,000, respectively, which is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.


6. Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, the Company had no warrants and/or options outstanding.


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Related Party Transactions

As of June 30, 2003, the Company has amounts payable to affiliated entities and/or officers of approximately $103,000. These advances are unsecured, due upon demand and are non- interest bearing

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(2)  Results of Operations

The Company is considered a development stage company and as such has generated no significant operating revenues and has incurred cumulative operating losses of approximately $303,000

For the respective quarters ended June 30, 2003 and 2002, the Company had revenues of approximately $724 and $150.

For the respective six month periods ended June 30, 2003 and 2002, the Company had revenues of approximately $784 and $246. The Company's expenses during these corresponding periods relate principally to the maintenance of the Company's inventory and compliance with various requirements for quarterly and annual financial reporting.

Total net losses for the respective quarters ended June 30, 2003 and 2002 were approximately $(19,879 and $12,122). Net loss per share was approximately $(0.01) and $(0.01) for each period. Total net losses for the respective six months ended June 30,2003 and 2002 were $(31,626) and $(28,341). Net loss per share was approximately ($0.02) and $(0.02) for each six month period.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through June 30, 2003 has been provided from advances from significant shareholders or affiliated entities. Management has taken actions directly related to the generation of product sales during Calendar 2002 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations.

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

Item 3. Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act. The two executive officers responsible for the financial reporting and disclosure are also in control of the books and records of the Company and are involved first hand in the decision making process of material transactions.

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

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1 Certification of Kevin B. Halter under Section 302 of the Sarbanes- Oxley Act of 2002 is furnished hereby.

          31.2 Certification of Kevin Halter, Jr. under Section 302 of the Sarbanes- Oxley Act of 2002 is provided hereby.

          32.1 Certification of Kevin B. Halter under Section 906 of the Sarbanes-Oxley Act of 2002 is furnished hereby.

          32.2 Certification of Kevin Halter, Jr. under Section 906 of the Sarbanes-Oxley Act of 2002 is provided hereby.

          Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MILLENNIA TEA MASTERS, INC.


August 6, 2003                                        /s/ Kevin B. Halter
                                               ---------------------------------
                                                                 Kevin B. Halter
                                                          President and Director