Form 10QSB
period 2003-09-30
MILLENNIA TEA MASTERS INC
filed 2003-10-10
CIK 1100954

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

                For the quarterly period ended September 30, 2003

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

                                 (972) 248-1922
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 10, 2003: 1,730,939

Transitional  Small Business  Disclosure Format (check one): YES NO X Registrant
is an accelerated filer (check one): YES    NO X
                                        ---   ---

                           Millennia Tea Masters, Inc.

              Form 10-QSB for the Quarter ended September 30, 2003

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


Item 1 - Part 1 - Financial Statements

                           Millennia Tea Masters, Inc.
                          (a development stage company)
                                 Balance Sheets
                    September 30, 2003 and December 31, 2002

                                   (Unaudited)

                                                        September 30,     December 31,
                                                             2003             2002
                                                        -------------    -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                             $         712    $           9
   Prepaid expenses                                             9,861            4,060
   Inventory                                                  524,932          526,161
                                                        -------------    -------------
Total current assets                                          535,505          530,230
                                                        -------------    -------------

TOTAL ASSETS                                            $     535,505    $     530,230
                                                        =============    =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable - trade                             $        --      $        --
   Amounts due to affiliates                                  127,866           68,970
                                                        -------------    -------------
Total Liabilities                                             127,866           68,970



Stockholders' equity Common stock - $0.001 par value
     25,000,000 shares authorized
    1,730,939 issued and outstanding, respectively              1,731            1,731
   Additional paid-in capital                                 731,208          731,208
   Accumulated deficit                                       (325,300)        (271,679)
                                                        -------------    -------------

     Total stockholders' equity                               407,639          461,260
                                                        -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     535,505    $     530,230
                                                        =============    =============




The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                           Millennia Tea Masters, Inc.
                          (a development stage company)
                            Statements of Operations
             Nine and Three months ended September 30, 2003 and 2002
                                   (Unaudited)

                                            Nine months      Nine months     Three months    Three months
                                               ended            ended            ended            ended
                                           September 30,    September 30,    September 30,    September 30,
                                                2003             2002             2003             2002
                                           -------------    -------------    -------------    -------------

Revenues                                   $       5,075              522            4,291              276

Cost of Sales                                      1,268               87            1,048               46
                                           -------------    -------------    -------------    -------------
Gross Profit                                       3,807              435            3,243              230

Operating expenses

   General and administrative expenses            57,428           43,201           25,238           14,655
                                           -------------    -------------    -------------    -------------
Total operating expenses                          57,428           43,201           25,238           14,655
                                           -------------    -------------    -------------    -------------

Loss from operations                             (53,621)         (42,766)         (21,995)         (14,425)

Provisions for income taxes                         --               --               --               --
                                           -------------    -------------    -------------    -------------

Loss before income taxes                         (53,621)         (42,766)         (21,995)         (14,425)

Provision for income taxes                          --               --               --               --
                                           -------------    -------------    -------------    -------------

Net Loss                                   $     (53,621)         (42,766)         (21,995)         (14,425)
                                           =============    =============    =============    =============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted   $       (0.03)           (0.02)           (0.02)           (0.01)
                                           =============    =============    =============    =============

Weighted-average number of
   common shares outstanding                   1,730,939        1,730,939        1,730,939        1,730,939
                                           =============    =============    =============    =============






The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                           Millennia Tea Masters, Inc.
                            Statements of Cash Flows
                        ` (a development stage company)
                  Nine months ended September 30, 2003 and 2002

                                   (Unaudited)

                                                             Nine months      Nine months
                                                                ended            ended
                                                            September 30,    September 30,
                                                                 2003             2002
                                                            -------------    -------------
Cash flows from operating activities
   Net loss for the period                                  $     (53,621)   $     (42,766)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       (Increase) Decrease in
         Inventory                                                  1,229              118
         Prepaid expenses                                          (5,801)            --
         Accounts payable - trade                                    --             (1,612)
                                                            -------------    -------------

Net cash used in operating activities                             (58,193)         (44,260)
                                                            -------------    -------------

Cash flows from financing activities
   Advances from/(to) affiliates                                   58,896           42,700
                                                            -------------    -------------

Net cash provided by financing activities                          58,896           42,700
                                                            -------------    -------------

INCREASE (DECREASE) IN CASH                                           703           (1,560)

Cash at beginning of period                                             9            1,656
                                                            -------------    -------------

Cash at end of period                                       $         712    $          96
                                                            =============    =============

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                             $        --      $        --
                                                            =============    =============
   Income taxes paid for the period                         $        --      $        --
                                                            =============    =============





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


Note B - Going Concern Uncertainty


The Company commenced operations during the fourth quarter of 1998 and focused significant resources during prior periods in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $325,000 through September 30, 2003.

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


Note C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For purposes of cash flows, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

                           Millennia Tea Masters, Inc.

Note C - Summary of Significant Accounting Policies - Continued


5.   Income Taxes
     ------------

     The Company uses the assets and liability method of accounting for income taxes. At September 30, 2003 and December 31, 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     As of September 30, 2003 and December 31, 2002, deferred tax assets are related solely to the Company's net operating loss carryforward of approximately $325,000 and $270,000, respectfully, which is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2003 and 2002, the Company had no warrants and/or options outstanding.


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note E - Related Party Transactions

As of September 30, 2003 and December 31, 2002, the Company has amounts payable to affiliated entities and/or officers of $127,866 and $68,970, respectively. These advances are unsecured, due upon demand and are non- interest bearing.

Note F - Income Taxes

The components of income tax (benefit) expense for the six months ended September 30, 2002 and 2001, respectively, are as follows:

                                                   September 30,   September 30,
                                                        2003            2002
                                                   -------------   -------------

     Federal: Current                              $        --     $        --
              Deferred                                      --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

     State:   Current                                       --              --
              Deferred                                      --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

              Total                                $        --     $        --
                                                   =============   =============

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

(2)  Results of Operations

The Company is considered a development stage company and as such has generated no significant operating revenues and has incurred cumulative operating losses of approximately $325,000.

For the respective quarters ended September 30, 2003 and 2002, the Company had revenues of approximately $4,291 and $276.

For the respective nine month periods ended September 30, 2003 and 2002, the Company had revenues of approximately $5,075 and $522. The Company's expenses during these corresponding periods relate principally to the maintenance of the Company's inventory and compliance with various requirements for quarterly and annual financial reporting.

Total net losses for the respective quarters ended September 30, 2003 and 2002 were approximately $(21,995 and $14,425). Net loss per share was approximately $(0.02) and $(0.01) for each period. Total net losses for the respective nine months ended September 30, 2003 and 2002 were $(53,621) and $(42,766). Net loss per share was approximately $(0.03) and $(0.02) for each nine month period.

The significant increase in sales, percentage wise, during the quarter is attributable to the direct mail advertising the company has undertaken. The Company has acquired approximately 300 new customers during the quarter. Of importance is the survey from new customers that indicates exceptionally high rating of our teas. We shall continue to focus our efforts on direct sales to the consumer through our website and mail orders.


(3)  Liquidity and Capital Resources

Liquidity for the period from inception through September 30, 2003 has been provided from advances from significant shareholders or affiliated entities. Management has taken actions directly related to the generation of product sales during Calendar 2003 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations when combined with additional advances.

However, at this time, the Company is fully dependent either on future sales of securities or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

                                                     MILLENNIA TEA MASTERS, INC.


October 10, 2003                                      /s/ Kevin B. Halter
                                                     ---------------------------
                                                           Kevin B. Halter
                                                       President and Director