Form 10KSB
period 2003-12-31
MILLENNIA TEA MASTERS INC
filed 2004-02-11
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

                             (972) 248-1922 Issuer's
                      telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended December 31, 2003 were $8,678.00 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 10, 2004 was $664,418.

At February 10, 2004, the registrant had outstanding 1,730,939 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                     PART I



                                                                            Page
                                                                            ----

Item 1.  Description of Business.                                             3

Item 2.  Description of Property.                                             4

Item 3.  Legal Proceedings.                                                   4

Item 4.  Submission of Matters to a Vote of Security Holders.                 4


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.            4

Item 6.  Management's Discussion and Analysis or Plan of Operations.          4

Item 7.  Financial Statements.                                                7

Item 8.  Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosure.                                            8


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.                   8

Item 10. Executive Compensation.                                              7

Item 11. Security Ownership of Certain Beneficial Owners and Management
         And Related Stockholder Matters.                                     8

Item 12. Certain Relationships and Related Transactions.                      9

Item 13. Exhibits and Reports on Form 8-K.                                    9

Item 14. Controls and Procedures.                                             9

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

Our limited operating history and losses to date make it difficult to evaluate our business. Since our formation in August 1988, we have sold approximately $19,994 in tea products. Our revenue and income potential are unproven. Through December 31, 2003 we have lost over $624,647 which sum includes an inventory reserve of $251,534. Developing market acceptance for our products and services will require substantial marketing and sales efforts and the expenditure of a significant amount of funds.

Even though tea has unlimited shelf life it kept under proper conditions, any deterioration of our products, which represents essentially all of the company's assets, could become worthless.

Employees.

As of December 31, 2003, the Company had no employees.

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

Item 2.  DESCRIPTION OF PROPERTY.

As of December 31, 2003 the Company leased an 8,000 sq.ft. warehouse/office building in DeSoto, Texas from a non-related third party. The lease is for a period of two years, expiring on December 31, 2004. The monthly net rental price is $3,750.

Item 3. LEGAL PROCEEDINGS.

The Company is not engaged in any legal proceedings as of the date of this report.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter ended December 31, 2003.



                                     PART II



Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

Our common stock was approved for trading on the OTC Bulletin Board on December 16, 2003 under the symbol "MTEM".

The following table sets forth the high and low bid prices for the 4th quarter of the calendar year ended December 31, 2003. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

High                       Low
$0.85             $0.85

Shareholders of Record.

As of the date of this Annual Report, there were 199 record holders of the Company's common stock.

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

Results of Operations - 2003 compared to 2002.
The Company commenced operations during the fourth quarter of 1998 and has focused significant resources through December 2003 in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $624,647 which amount includes the recording of an inventory reserve of $251,534.

During this start-up phase, the Company is dependent upon cash advances from affiliates to provide working capital. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire any incurred liabilities and/or obligations on a timely basis.

Through direct mail advertising we have increased our customer base during the year, but it is still at a very low level. Budget constraints limit our campaign expenditures, thus growth will continue to be limited. We are exploring other avenues which may bring us increased revenue and customer base, but the results are as yet unknown.

Even though tea has unlimited shelf life if kept under proper conditions, any deteriation of our products, which represents essentially all of the company's assets, could become worthless.

Liquidity and Capital Resources.

Due to our continued losses, we have been forced to borrow funds from affiliates to fund the shortfall in cash generated from our operating activities.

We believe that cash provided on a loan basis from our affiliates will be sufficient to provide the majority of the cash necessary to meet our working capital needs through the next twelve months.

There can be no assurance, however, that additional loans will be available on acceptable terms or at all, and the failure to obtain additional loans as needed may have an adverse effect on our ability to continue to operate and may not allow us to take advantage of future opportunities.

The Company financed its operations during calendar year 2003 through cash advances (loans) from its affiliates. The loans that have been received from affiliates are unsecured. We have not executed any promissory notes or other instruments, but merely receive the funds based upon a verbal agreement that we are to repay any and all such loans from any excess cash that we may have on hand upon sale of products in the future.

Our anticipated material expenses for fiscal year 2004 include monthly warehouse rent of $3,750 and postage and mailing expenses of approximately $8,000 per month to continue our direct mail sales campaign. We have received an oral commitment from affiliates to fund us for these expenditures for the current fiscal year.

Recently Issued Accounting Pronouncements.
Any recently issued accounting pronouncements have no material effect on the financial statements of the Company.

Effects on Inflation.
The Company believes that the effect of inflation has not been material during each of the years ended December 31, 2003 and 2002.

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

Going-concern
There can be no assurances that the Company will be able to successfully implement its ongoing plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional equity capital to meet present and future working capital demands.

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

Notes to Financial Statements................................................F-7




Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                    PART III




Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the officers and directors of the Company.

Name                    Position                                       Age
----                    --------                                       ---
Kevin B. Halter         Chairman, President, CEO.                       68
Kevin B. Halter Jr.     Vice President, Secretary & Treasurer           43



Kevin B. Halter has served as Chairman, President, Chief Executive Officer and a director of the Company since August, 1998. Mr. Halter has served as President and Chief Executive Officer of Halter Capital Corporation, a privately held investment and consulting company, since 1987. Mr. Halter has served as President of Millennia, Inc. and Chairman of the Board of Digital Communications Technology Corporation since 1994. Mr. Halter is the father of Kevin Halter Jr.

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

Section 16(a) Beneficial Ownership Reporting Compliance.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including
Forms 3, 4 and 5. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the calendar year ended December 31, 2003, all Section 16(a) filing requirements applicable to its insiders were complied with.

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

Item 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of February 10, 2004 concerning the beneficial ownership of the common stock of the Company by (i) each person who is known to us to own beneficially more than five percent of the outstanding shares of common stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers as a group.

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
                   6334 N. Vuelta Tajo
                   Tucson, AZ 85717

(1) The shares are owned by K.L.  Halter  Family  Partnership  LTD.
(2)  Includes   145,229  shares   registered  in  the  name  of  Halter  Capital
Corporation, 100% Owned by Kevin B. Halter and Kevin Halter, Jr.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 In order to maintain liquidity, the Company has received non-interest bearing cash advances from Kevin Halter and Halter Capital Corporation during calendar years 2003 and 2002, its controlling shareholders.

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

MILLENNIA TEA MASTER, INC.

By: /s/ Kevin B. Halter
   --------------------
   Kevin B. Halter
   (Principal Executive Officer)
   Date: February 11, 2004

                                                     MILLENNIA TEA MASTERS, INC.
                                                   (A Development Stage Company)


                                                            Financial Statements


                                                      December 31, 2003 and 2002

                           Millennia Tea Masters, Inc.
                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2003 and 2002


                   (With Independent Auditor's Report Thereon)

                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                                Table of Contents





Independent Auditors' Report.................................................F-1

Financial Statements:
    Balance Sheets...........................................................F-2
    Statements of Operations.................................................F-3
    Statements of Changes in Stockholders' Equity............................F-4
    Statements of Cash Flows.................................................F-5

Notes to Financial Statements................................................F-6

                          TSCHOPP, WHITCOMB & ORR, P.A.
                     2600 Maitland Center Parkway, Suite 330
                               Maitland, FL 32751


               Report of Independent Certified Public Accountants


Board of Directors and Stockholder
Millennia Tea Masters, Inc.

We have audited the accompanying balance sheets of Millennia Tea Masters, Inc. (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the cumulative period from August 3, 1998 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, changes in stockholders' equity and cash flows for the period from August 3, 1998 (date of inception) through December 31, 2003 include amounts for the period from August 3, 1998 (date of inception) through December 31, 2001 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from August 3, 1998 (date of inception) through December 31, 2001 is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above, present fairly, in all material respects, the financial position of Millennia Tea Masters, Inc. (a development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the cumulative period from August 3, 1998 (date of inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Tschopp, Whitcomb & Orr, P.A.

January 30, 2004
Maitland, Florida


                           MILLENNIA TEA MASTERS, INC
                          (A Development Stage Company)

                                 Balance Sheets

                           December 31, 2003 and 2002

                                     Assets
                                     ------

                                                                 2003           2002
                                                             -----------    -----------
Current assets:
       Cash on hand and in bank                              $     3,499              9
       Inventory (note 4)                                        251,534        526,161
       Prepaid expenses                                            4,425          4,060
                                                             -----------    -----------

               Total current assets                              259,458        530,230
                                                             -----------    -----------



                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
       Due to affiliates (note 5)                                151,166         68,970
                                                             -----------    -----------

               Total current liabilities                         151,166         68,970
                                                             -----------    -----------

Commitments (note 6)

                             Stockholders' equity:
                         Common stock - $0.001 par value
           25,000,000 shares authorized
           1,730,939 shares issued and outstanding                 1,731          1,731
       Additional paid-in capital                                731,208        731,208
       Deficit accumulated during the development stage         (624,647)      (271,679)
                                                             -----------    -----------

               Total stockholders' equity                        108,292        461,260
                                                             -----------    -----------

Total liabilities and stockholders' equity                   $   259,458        530,230
                                                             ===========    ===========














See accompanying notes to financial statements.


                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                       Cumulative
                                                                                       Period From
                                                                                      August 3, 1998
                                                                                         Through
                                                                                       December 31,
                                                        2003              2002              2003
                                                  --------------    --------------    --------------
Revenues                                          $        8,678    $        1,018            19,994

Cost of sales                                             11,213               169            13,917
                                                  --------------    --------------    --------------

               Gross profit                               (2,535)              849             6,077
                                                  --------------    --------------    --------------

Operating expenses:
     General and administrative expenses                  57,469            12,934           156,560
     Warehouse rent                                       41,430            49,841           222,630
                                                  --------------    --------------    --------------

               Total operating expenses                   98,899            62,775           379,190
                                                  --------------    --------------    --------------

               Loss from operations                     (101,434)          (61,926)         (373,113)

Other expense (note 4)                                  (251,534)             --            (251,534)
                                                  --------------    --------------    --------------

               Loss before income taxes                 (352,968)          (61,926)         (624,647)

Provision for income taxes                                  --                --                --
                                                  --------------    --------------    --------------

               Net loss                           $     (352,968)   $      (61,926)         (624,647)
                                                  ==============    ==============    ==============

Loss per weighted-average share of common
     stock outstanding, basic and fully diluted   $        (0.20)            (0.04)
                                                  ==============    ==============

Weighted-average number of common shares
     outstanding                                       1,730,939         1,730,939
                                                  ==============    ==============



See accompanying notes to financial statements.



                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity

    Period from August 3, 1998 (date of inception) through December 31, 2003



                                                                            Deficit
                                       Common Stock                       Accumulated
                                -------------------------   Additional    During The
                                 Number of                    Paid-in     Development
                                   Shares      Par Value      Capital        Stage          Total
                                -----------   -----------   -----------   -----------    -----------
Shares issued to founders
  at inception                    1,000,000   $     1,000          --            --            1,000

Sale of common stock                308,565           309       308,256          --          308,565

Net loss                               --            --            --         (16,030)       (16,030)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 1998     1,308,565         1,309       308,256       (16,030)       293,535

Sale of common stock                422,374           422       422,952          --          423,374

Net loss                               --            --            --         (74,482)       (74,482)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 1999     1,730,939         1,731       731,208       (90,512)       642,427

Net loss                               --            --            --         (57,607)       (57,607)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2000     1,730,939         1,731       731,208      (148,119)       584,820

Net loss                               --            --            --         (61,634)       (61,634)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2001     1,730,939         1,731       731,208      (209,753)       523,186

Net loss                               --            --            --         (61,926)       (61,926)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2002     1,730,939         1,731       731,208      (271,679)       461,260

Net loss                               --            --            --        (352,968)      (352,968)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2003     1,730,939   $     1,731       731,208      (624,647)       108,292
                                ===========   ===========   ===========   ===========    ===========








See accompanying notes to financial statements.


                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows



                                                                                                      Cumulative
                                                                                                      Period From
                                                                                                    August 31, 1998
                                                                                                        Through
                                                                                                      December 31,
                                                                    2003               2002               2003
                                                              ---------------    ---------------    ---------------
Cash flows from operating activities:
     Net loss                                                 $      (352,968)           (61,926)          (624,647)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Inventory reserve                                           251,534               --              251,534
          Increase (decrease) in:
             Inventory                                                 23,093                201           (503,068)
             Accounts payable - trade                                    --               (9,711)              --
             Prepaid expenses                                            (365)            (4,060)            (4,425)
                                                              ---------------    ---------------    ---------------

                 Net cash used in operating activities                (78,706)           (75,496)          (880,606)
                                                              ---------------    ---------------    ---------------

Cash flows from investing activities:
     Net cash advanced from affiliates                                 82,196             73,849            151,166
                                                              ---------------    ---------------    ---------------

                 Net cash  provided by investing activities            82,196             73,849            151,166
                                                              ---------------    ---------------    ---------------

Cash flows from financing activities:
     Proceeds from sale of common stock                                  --                 --              732,939
                                                              ---------------    ---------------    ---------------

                 Net cash provided by financing activities               --                 --              732,939
                                                              ---------------    ---------------    ---------------

Increase (decrease) in cash                                             3,490             (1,647)             3,499

Cash at beginning of period                                                 9              1,656               --
                                                              ---------------    ---------------    ---------------

Cash at end of period                                         $         3,499                  9              3,499
                                                              ===============    ===============    ===============




See accompanying notes to financial statements.

                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage company)

                          Notes to Financial Statements

                           December 31, 2003 and 2002


(1)      Organization and Description of Business
         ----------------------------------------

Millennia Tea Masters, Inc. (Company) was incorporated on August 3, 1998 under the laws of the State of Texas. The Company was formed to engage principally in the marketing and sale of imported teas.

The Company has had no substantial operations since inception. Due to the lack of sustaining operations the Company generated no significant operating revenues and has incurred cumulative operating losses of approximately $625,000. Accordingly, the Company is still considered to be in the development stage.

The Company's principal product, imported teas from Sri Lanka, is processed by a single unrelated Sri Lankan entity. In the event of any disruption in the availability of imported teas from Sri Lanka, the Company may experience a negative economic impact. The Company believes that other processors of imported teas of comparable quality and price are available from the same region and that no interruption of product availability will occur.

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

(2)      Going Concern Uncertainty
         -------------------------

The Company commenced operations during the fourth quarter of 1998 and has focused significant resources in procuring and importing inventory and developing sales and distribution channels since that date. Management is investigating alternative methods to generate product demand and market acceptance.

The Company has generated only minimal revenues since inception and has incurred cumulative operating losses of approximately $625,000 which includes an inventory reserve of $251,534. Since inception, the Company has been dependent upon the sale of common stock and advances from affiliates to provide working capital. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. This situation raises a substantial doubt about the Company's ability to continue as a going concern.

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

                                                                     (Continued)

                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

(3)      Summary of Significant Accounting Policies - (Continued)
         --------------------------------------------------------

         (d)   Income Taxes
               ------------

               The Company uses the asset and liability method of accounting for income taxes. At December 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

               At December 31, 2003 and 2002 deferred tax assets are related solely to the Company's net operating loss carryforward of approximately $600,000 which is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

         (e)   Earnings (Loss) Per Share
               -------------------------

               Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2003 and 2002, the Company had no warrants and/or options outstanding.

(4)      Inventory

During the final quarter of the year ended December 31, 2003, management recorded an inventory reserve of $251,534. The reserve has been established primarily as a result of lower than expected levels of sales volume over the last two years. The relatively small sales volume result from the Company's limited marketing resources and distribution capabilities. As a result of these factors management may find it necessary, for working capital purposes, to sell its inventory at prices substantially below its carrying value. While management expects sales volume to increase in 2004 there can be no assurance that projected levels of revenue will be achieved.

                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(5)      Related Party Transactions
         --------------------------

As of December 31, 2003, the Company has a net payable to two affiliated entities of $151,166. These advances are unsecured, due upon demand and are non-interest bearing.

(6)      Commitments
         -----------

Beginning December 15, 2002, the Company leased an 8,000 sq. ft. office/warehouse under a lease from a non-related third party scheduled to expire December 31, 2004. The following summarizes the Company's current obligations under a three year lease as of December 31, 2002.

                  Date of lease                 12-15-02
                  Lease term begins             01-01-03
                  Lease term ends               12-31-04
                  Renewal option                None
                  Contingent rents              No
                  Initial rent                  $3,750 per month
                  Escalation                    None

Future minimum payments, by years and in the aggregate, under noncancellable operating lease with initial or remaining terms of one year or more consisted of the following at December 31, 2003:

                 Year Ending December 31,         Amount
                 ------------------------         ------

                           2004                  $ 45,000


                           MILLENNIA TEA MASTERS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(7)      Selected Financial Data (Unaudited)
         -----------------------------------

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002, respectively:

                                  Quarter ended     Quarter ended      Quarter ended       Quarter ended     Year ended
                                    March 31,          June 30,        September 30,       December 31,     December 31,
                                    ---------          --------        -------------       ------------     ------------
                  2003
                  ----

Net revenues                       $        60              724            4,291                3,603            8,678
Net loss                               (11,747)         (19,879)         (21,995)            (299,347)        (352,968)
Basic loss per share                     (0.01)           (0.01)           (0.01)               (0.17)           (0.20)
Weighted-average number of
   shares issued and outstanding     1,730,939        1,730,939        1,730,939            1,730,939        1,730,939

                  2002
                  ----

Net revenues                       $        96              150              276                  496            1,018
Net loss                               (16,265)         (12,246)         (14,425)             (18,990)         (61,926)
Basic loss per share                     (0.01)           (0.01)           (0.01)               (0.01)           (0.04)
Weighted-average number of
   shares issued and outstanding     1,730,939        1,730,939        1,730,939            1,730,939        1,730,939