Form 10QSB
period 2004-03-31
VOIP  INC
filed 2004-05-17
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

                         Commission file number 0-28985

                                   VoIP, Inc.
                 (formerly known as Millennia Tea Masters, Inc.)
        (Exact name of small business issuer as specified in its charter)

             Texas                                               75-2785941
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

        12330 SW 53rd Street, Suite 712, Fort Lauderdale, Florida 33330
                    (Address of principal executive offices)

                                 (954) 434-2000
                          (Issuer's telephone number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 2004: 14,230,939

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

Include whether Registrant is an accelerated filer:    Yes [ ] No [X]

                                   VoIP, Inc.

                Form 10-QSB for the Quarter ended March 31, 2004

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


Item 1 - Part 1 - Financial Statements

                                   VoIP, Inc.
                          (a development stage company)
                                 Balance Sheets
                      March 31, 2004 and December 31, 2003

                                   (Unaudited)

                                                           March 31,
                                                             2004        December 31,
                                                         (Unaudited)         2003
                                                         ------------    ------------
                                     ASSETS
Current assets
   Cash in bank                                          $       --             3,499
   Inventory, net of reserve                                  251,767         251,534
   Prepaid expenses                                             8,175           4,425
                                                         ------------    ------------

     Total current assets                                     259,942         259,458
                                                         ------------    ------------

TOTAL ASSETS                                             $    259,942         259,458
                                                         ============    ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                 $     10,308            --
   Due to affiliates                                          151,166         151,166
                                                         ------------    ------------
     Total Liabilities                                        161,474         151,166
                                                         ------------    ------------
Commitments and contingencies


Shareholders' equity
   Common stock - $0.001 par value
     25,000,000 shares authorized 14,230,939 and
     1,730,939 issued and outstanding                          14,231           1,731
   Additional paid-in capital                                 731,208         731,208
   Deficit accumulated during the development stage          (646,971)       (624,647)
                                                         ------------    ------------

     Total Shareholders' equity                                98,468         108,292
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                $    259,942         259,458
                                                         ============    ============















The accompanying notes are an integral part of these financial statements.


                                   VoIP, Inc.
                          (a development stage company)
                            Statements of Operations
                 Three months ended March 31, 2004 and 2003 and
      Period from August 3, 1998 (date of inception) through March 31, 2004

                                   (Unaudited)


                                                                                          Period from
                                            Three months           Three months          August 3, 1998
                                                ended                  ended           (date of inception)
                                              March 31,              March 31,               through
                                                2004                   2003              March 31, 2004
                                         -------------------    -------------------    -------------------
Revenues                                 $              --                       60                 19,994

Cost of Sales                                           --                       10                 13,917
                                         -------------------    -------------------    -------------------

Gross Profit                                            --                       50                  6,077
                                         -------------------    -------------------    -------------------

Operating expenses
   Marketing, promotion
     and product development                            --                     --                     --
   Warehouse rent                                     11,250                  7,713                233,880
   General and administrative expenses                11,074                  4,084                167,634
                                         -------------------    -------------------    -------------------
        Total operating expenses                      22,324                 11,797                401,514
                                         -------------------    -------------------    -------------------

Loss from operations                                 (22,324)               (11,747)              (395,437)

   Other expense                                        --                     --                  251,534
                                         -------------------    -------------------    -------------------

Loss before income taxes                             (22,324)               (11,747)              (646,971)


Provision for income taxes                              --                     --                     --
                                         -------------------    -------------------    -------------------

Net loss                                 $           (22,324)               (11,747)              (646,971)
                                         ===================    ===================    ===================

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss basic and fully diluted   $             (0.01)                 (0.01)
                                         ===================    ===================

Weighted-average number of shares
   of common stock outstanding
   basic and fully diluted                         3,814,272              1,730,939
                                         ===================    ===================



The accompanying notes are an integral part of these financial statements.


                                   VoIP, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                 Three months ended March 31, 2004 and 2003 and
      Period from August 3, 1998 (date of inception) through March 31, 2004

                                   (Unaudited)

                                                                                                         Period from
                                                          Three months           Three months           August 3, 1998
                                                              ended                  ended           (date of inception)
                                                            March 31,              March 31,               through
                                                              2004                   2003               March 31, 2004
                                                       -------------------    -------------------    -------------------
Cash flows from operating activities
   Net loss for the period                             $           (22,324)               (11,747)              (646,971)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
       Inventory reserve                                              --                     --                  251,534
       Changes in assets and liabilities:
       Inventory                                                      (233)                    10               (503,301)
       Prepaid expenses                                             (3,750)                  --                   10,308
       Accounts payable and accrued expenses                        10,308                  2,298                 (8,175)
                                                       -------------------    -------------------    -------------------

Net cash provided by (used in) operating activities                 15,999                 (9,439)              (896,605)
                                                       -------------------    -------------------    -------------------


Cash flows from investing activities                                  --                     --                     --
                                                       -------------------    -------------------    -------------------


Cash flows from financing activities
   Proceeds from sale of common stock                               12,500                   --                  745,439
   Advances from affiliates                                           --                    9,700                151,166
                                                       -------------------    -------------------    -------------------

Net cash provided by financing activities                           12,500                  9,700                896,605
                                                       -------------------    -------------------    -------------------

INCREASE (DECREASE) IN CASH                                         (3,499)                   261                   --

Cash at beginning of period                                          3,499                      9                   --
                                                       -------------------    -------------------    -------------------

Cash at end of period                                  $              --                      270                   --
                                                       ===================    ===================    ===================

Supplemental disclosure of interest
  and income taxes paid
   Interest paid for the year                          $              --                     --                     --
                                                       ===================    ===================    ===================
   Income taxes paid for the year                      $              --                     --                     --
                                                       ===================    ===================    ===================





The accompanying notes are an integral part of these financial statements.

                                   VoIP, Inc.

                          Notes to Financial Statements


Note A - Organization and Description of Business

Millennia Tea Masters, Inc.(Company) was incorporated on August 3, 1998 under the laws of the State of Texas. The Company was formed to engage principally in the marketing and sale of imported teas.

The Company began operations in October 1998 with its initial order of imported teas from Sri Lanka, has elected a year-end of December 31 and uses the accrual method of accounting.

On April 13, 2004, the Company changed its name to VoIP, Inc.

On February 27, 2004, the Company entered into a stock purchase agreement which provided for the sale of 12,500,000 shares of its common stock in exchange for $12,500 and a commitment by the purchaser to contribute the assets of two start-up companies, eGlobalPhone, Inc. and VOIP Solutions, Inc., which occurred effective April 15, 2004.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.

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

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during prior periods in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company has generated only minimal revenues and experienced cumulative losses of approximately $647,000. The Company's audited financial statements for each year have contained a statement from its auditors expressing doubts on the Company's ability to continue as a going concern.

                                   VoIP, Inc.

Note B - Going Concern Uncertainty - Continued

Management has taken actions directly related to the acquisition of new business to provide, from their operations, sufficient working capital to preserve the entity during this development phase. Additional funds will be obtained from private placements of debt and equity securities.


Note C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Inventory
     ---------

     Inventory consists of imported tea products from Sri Lanka and are valued at the lower of cost or market using the first-in, first-out method. The product life of imported teas is approximately five (5) years and, accordingly, the Company anticipates limited obsolescence or deterioration in its products' quality.

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

                                   VoIP, Inc.

Note C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2004 and December 31, 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     At March 31, 2004 and December 31, 2003 deferred tax assets are related solely To the Company's net operating loss carryforward of approximately $647,000 and $625,000, respectively, which is fully reserved. If these carry forwards are not utilized, they will begin to expire in 2018.

6.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2004 and 2003, the Company had no warrants and/or options outstanding.

Note D - Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses and due to affiliates, as applicable, approximate fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Related Party Transactions

As of March 31, 2004, the Company has amounts due to affiliated entities and/or shareholders and/or officers of approximately $151,000. These advances are unsecured, due upon demand and are non-interest bearing. Subsequently, in April 2004, the company issued 339,242 shares of common stock to satisfy the balance due at March 31, 2004.

Note F - Subsequent Events

Effective April 15, 2004 and as described in Note A to the company acquired two subsidiaries: eGlobalPhone, Inc. and VOIP Solutions, Inc. These subsidiaries develop and distribute innovative technology, services and solutions for voice over the Internet protocol, wireless and multimedia applications.

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

(2) Results of Operations

The Company is considered a development stage company and as such has generated no significant operating revenues and has incurred cumulative operating losses of approximately $647,000.

For the  respective  three month  periods  ended  March 31,  2004 and 2003,  the
Company experienced net sales of approximately $0 and $60. The Company's expenses during these corresponding periods relate principally to the maintenance of the Company's inventory and compliance with certain requirements for quarterly and annual financial reporting.

Total net losses for the respective three month periods ended March 31, 2004 and
2003  were   approximately   $22,000  and  $12,000.   Net  loss  per  share  was
approximately $.01 for each three month period.

(3) Liquidity and Capital Resources

Liquidity for the period from inception through March 31, 2004 has been provided from advances from significant stockholders.

(4) Subsequent Events

By the acquisition of eGlobalPhone, Inc. and VoIp Solutions, Inc., the company has entered the voice over internet "VoIP" business.

The term "VoIP" refers to a category of hardware and software that enables people to use the Internet as the Transmission medium for telephone calls. For users who have free, or fixed price Internet Access, Internet telephony hardware and software essentially provides free telephone calls anywhere in the world. The clear benefits of this technology can be divided into four categories:

Cost Reduction- Reducing long distance telephone costs provides a competitive advantage for VoIP. Today flat rate long distance pricing is available with the Internet and can result in considerable savings for both voice and facsimile. The sharing of equipment and operations costs across both data and voice users can also improve network efficiency since excess bandwidth on one network can be used by the other, thereby creating economies of scale for voice (especially given the rapid growth in data traffic).

Advanced Applications- Even though basic telephony and facsimile are the initial applications for VoIP, the longer term benefits are expected to be derived from multimedia and multi-service applications. For example, internet commerce solutions can combine WWW access to information with a voice call button that allows immediate access to a call center agent from the PC. Needless to say, voice is an integral part of conferencing systems that may also include shared screens, white boarding, etc. Combining voice and data features into new applications will provide the greatest returns over the longer term.

Much like the cellular phone industry, VoIP renders traditional motions of geography irrelevant. Specifically, the Company's products and services allow any user in the world to make a call through any Internet-connection to any telephone in the world for free or nearly free. In addition unlike other VoIP providers, the Company's products and services can be used on any Internet connection, from dial-up to broadband, due to the Company's patent-pending "call signaling" technology.

The company has identified that all working capital requirements for the current annual period will be satisfied from the operation of the newly acquired businesses and the sales of additional common shares through private placements.

ITEM 3. CONTROLS AND PROCEDURES

a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

     On February 27, 2004, the Company issued and sold 12,500,000 shares of its common stock to Steven Ivester in exchange for cash of $12,500 and a commitment to contribute the assets of two affiliated, start-up companies, eGlobalPhone, Inc. and VoIP Solutions, Inc., which subsequently occurred in April, 2004.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Exhibits and Reports on Form 8-K

(a)   Exhibits

  No.       Description
------      -----------

 31.1       Certification  by CEO  pursuant to 18 USC Section 1350 as adopted by
            Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2       Certification  by CFO  pursuant to 18 USC Section 1350 as adopted by
            Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1       Certification  by CEO  pursuant to 18 USC Section 1350 as adopted by
            Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2       Certification  by CFO  pursuant to 18 USC Section 1350 as adopted by
            Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     Form 8-K filed with the SEC on March 3, 2004
     Form 8-K filed with the SEC on April 12, 2004
     Form 8-K filed with the SEC on April 15, 2004
     Form 8-K filed with the SEC on April 19, 2004
--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VoIP, Inc.


May 17, 2004
    --                                               /s/ Steven Ivester
                                                    ----------------------------
                                                    Steven Ivester
                                                    Chief Executive Officer




                                                     /s/ Osvaldo Pitters
                                                    ----------------------------
                                                    Osvaldo Pitters
                                                    Chief Financial Officer