Form 10QSB
period 2004-06-30
VOIP  INC
filed 2004-08-18
CIK 1100954

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

                  For the quarterly period ended June 30, 2004

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

                                   VoIP, Inc.
        (Exact name of small business issuer as specified in its charter)

            Texas                                           75-2785941
-----------------------------                       ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

           12330 SW 53rd Street, Suite 712, Fort Lauderdale, FL 33330
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 434-2000
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2004: 18,448,966

Transitional  Small Business  Disclosure Format (check one):   YES    NO X


Registrant is an accelerated filer (check one):                YES    NO X

                                   VoIP, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2004

                                Table of Contents


                                                                            Page

Part I - Financial Information

  Item 1  Financial Statements                                                 3

  Item 2  Management's Discussion and Analysis or Plan of Operation           11

  Item 3  Controls and Procedures                                             17


Part II - Other Information

  Item 1   Legal Proceedings                                                  18

  Item 2   Changes in Securities                                              18

  Item 3   Defaults upon Senior Securities                                    18

  Item 4   Submission of Matters to a Vote of Security Holders                18

  Item 5   Other Information                                                  18

  Item 6   Exhibits and Reports on Form 8-K                                   19




Signatures                                                                    19


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                   VoIP, Inc.
                           Consolidated Balance Sheets
                       June 30, 2004 and December 31, 2003

                                                       (Unaudited)      (Audited)

                                                         June 30,      December 31,
                                                           2004            2003
                                                       ------------    ------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                            $    161,074    $      3,499
   Accounts Receivable                                      190,818            --
   Due from related parties                                 461,896            --
   Inventory                                                376,973         251,534
   Other Current Assets                                      88,327           4,425
                                                       ------------    ------------
Total current assets                                      1,279,088         259,458
                                                       ------------    ------------
Property and equipment, net                                 299,732            --
Goodwill                                                  5,210,563            --
Other assets                                                  6,247            --
                                                       ------------    ------------

TOTAL ASSETS                                           $  6,795,630    $    259,458
                                                       ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                    $    861,149    $       --
   Amounts due to affiliates                                   --           151,166
   Other Current liabilities                                478,604            --
                                                       ------------    ------------
Total Liabilities                                         1,339,752         151,166


Commitments and contingencies


Stockholders' equity
   Common stock - $0.001 par value
    100,000,000 shares authorized 18,448,966 and
    1,730,939 issued and outstanding, respectively           18,449           1,731
   Additional paid-in capital                             6,493,057         731,208
   Accumulative Deficit                                  (1,055,628)       (624,647)
                                                       ------------    ------------

     Total stockholders' equity                           5,455,877         108,292
                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  6,795,630    $    259,458
                                                       ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                                   VoIP, Inc.
         Consolidated Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2004 and 2003
                                   (Unaudited)


                                            Six months      Six months     Three months    Three months
                                              ended           ended           ended           ended
                                             June 30,        June 30,        June 30,        June 30,
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------
Revenues                                   $     85,298             784          85,298             724

Cost of Sales                                    58,923             220          58,923             181
                                           ------------    ------------    ------------    ------------
Gross Profit                                     26,375             564          26,375             543

Operating expenses

   General and administrative expenses          457,356          32,190         435,033          20,422
                                           ------------    ------------    ------------    ------------
Total operating expenses                        457,357          32,190         435,033          20,422
                                           ------------    ------------    ------------    ------------

Loss from operations                           (430,981)        (31,626)       (408,658)        (19,879)

Other income (expense)                             --              --              --              --
                                           ------------    ------------    ------------    ------------

Loss before income taxes                       (430,981)        (31,626)       (408,658)        (19,879)

Provision for income taxes                         --              --              --              --
                                           ------------    ------------    ------------    ------------

Net Loss                                       (430,981)        (31,626)       (408,658)        (19,879)
                                           ============    ============    ============    ============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted   $      (0.05)          (0.02)          (0.03)          (0.01)
                                           ============    ============    ============    ============

Weighted-average number of shares of
   common stock outstanding-basic
   and fully diluted                          8,255,570       1,730,939      16,233,813       1,730,939
                                           ============    ============    ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                   VoIP, Inc.
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2004 and 2003

                                   (Unaudited)

                                                       Six months    Six months
                                                         ended         ended
                                                        June 30,      June 30,
                                                          2004          2003
                                                       ----------    ----------

Cash flows from operating activities
   Net loss for the period                             $ (430,981)   $  (31,626)
   Adjustments to reconcile net loss to net
     cash used in operating activities
   Depreciation                                               293          --
   Common share issued for services                       143,000          --
Changes in Operating Assets and Liabilities net of
assets and liabilities acquired:
   Inventories                                             (2,460)          191
   Other current assets                                   (33,719)         (365)
   Accounts Payables                                       83,455          --
                                                       ----------    ----------

Net cash used in operating activities                    (240,412)      (31,800)
                                                       ----------    ----------


Cash flows from investing activities:
   Cash from acquisitions                                (173,182)         --
   Purchase of property and equipment                     (20,231)         --
                                                       ----------    ----------
  Net Cash used in investing activities                  (193,413)         --
                                                       ----------    ----------

Cash flows from financing activities:
   Proceeds from sale of common stock                     591,400          --
                                                       ----------    ----------

Net cash provided by financing activities                 591,400        34,193
                                                       ----------    ----------

INCREASE (DECREASE) IN CASH                               157,575         2,393

Cash at beginning of period                                 3,499             9
                                                       ----------    ----------

Cash at end of period                                  $  161,074    $    2,402
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

                                   VoIP, Inc.

                          Notes to Financial Statements



Note A - Organization and Description of Business

The Company was incorporated on August 3, 1998 under its original name of Millennia Tea Masters, Inc. under the laws of the State of Texas. The Company changed its name to VoIP, Inc. on April 13, 2004.

The Company began operations in October 1998 with its initial order of imported teas from Sri Lanka, has elected a year-end of December 31 and uses the accrual method of accounting.

On April 13, 2004 the Company changed its name to VoIP, Inc.
The Company and its subsidiaries develop and manufacture innovative IP telephony customer premise equipment in addition to premium voice over the internet subscriber based telephony services and state of the art long range WiFi technology solutions, for residential and enterprise customers, including multimedia applications.

On February 27, 2004 the Company entered into a stock purchase agreement which provided for the sale of 12,500,000 shares of its common stock in exchange for $12,500 and a commitment by the purchaser to contribute the assets of two start-up companies, eGloblaphone, Inc. and VOIP Solutions, Inc., which occurred effective April 15, 2004.

On June 25, 2004, the Company closed the acquisition of VCG Technology, Inc. d/b/a DTNet Technologies, Inc. ("DTNet")a Florida corporation. The acquisition took the form of the issuance of 2,500,000 shares of VoIP, Inc. restricted common stock in exchange the all issued and outstanding share of DTNet common stock.

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

Note B - Going Concern Uncertainty

The Company commenced operations during the fourth quarter of 1998 and focused significant resources during prior periods in procuring and importing inventory and developing sales and distribution channels. Accordingly, the Company had generated only minimal revenues through first quarter 2004.

Management has taken actions directly related to the acquisition of new business concept to provide, from their operations, sufficient working capital to preserve the entity. Additional funds will be obtained from private placements of debt and equity securities.

The revenues for second quarter 2004 amounted to $85,298 primarily from our VoIP hardware solution sales.

Accordingly, with the acquisitions consummated during last quarter and the projected results for the year, management consider the company is no longer under development stage.

Note C - Summary of Significant Accounting Policies


1.   Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, eGlobalPhone, Inc., VoIP Solutions, Inc. and DTNet Technologies, Inc. from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation

2.   Cash and cash equivalents
     -------------------------

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

3.   Inventory
     ---------

     Inventory consists of finished goods and is valued at the lower of cost or market using the first-in, first-out method.

4.   Organization costs
     ------------------

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


6.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2004 and December 31, 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     At June 30, 2004 and December 31, 2003 deferred tax assets are related solely to the Company's net operating loss carryforward of approximately $743,000 and $303,000, respectively, which is fully reserved. If these carry forwards are not utilized, they will begin to expire in 2018.

7.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2004 and 2003, the Company had no warrants and/or options outstanding.


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Related Party Transactions

As of June 30, 2004, the Company has a balance due from related parties of approximately $462,000, coming with DTNet acquisition, which are due on demand and non interest bearing.

As of December 31, 2003, the Company has amounts payable to affiliated entities and/or officers of approximately $151,000. These advances are unsecured, due upon demand and are non- interest bearing.


Note F - Acquisition

On May 25, 2004 (but effective for all purposes as of April 15, 2004), the company completed the acquisition of two Florida-based subsidiaries, eGlobalphone, Inc. and VoIP Solutions, Inc. Contribution of these start-up companies was the basis for the original decision to issue a controlling block of shares of common stock to Mr. Ivester. eGlobalphone, Inc. and VoIP Solutions Inc. both Florida corporations.

In June 2004, the company acquired DTNet Technologies, Inc. a Florida Corporation. The acquisition took the form of an exchange of 2,500,000 shares of the company's common stock in exchange for all issued and outstanding shares of DTNet common stock. The Goodwill amounting to $5,210,563 is the difference between the fair market value of the DTNet assets as of the date of acquisition, and the valuation of 2,500,000 company shares at market value at that date.

Note G - Subsequent Events

On August 11, the Company issue warrants to purchase 2,200,000 shares of common stock, at an exercise price of $1.00 per share, to two members of Company's senior management.

PRO FORMA CONSOLIDATED FINANCIALS STATEMENTS - UNAUDITED

Following the summarized unaudited consolidated balance sheet and pro forma consolidated statement of operations for the six months ended June 30, 2004 assuming the acquisition of DTNet Technologies, Inc., had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.


                                   VoIP, Inc.
                  Unaudited Proforma Consolidated Balance Sheet
                                 June 30, 2004

                                     Assets
                                     ------
                                                                                VoIP          DTNet       Pro Forma
                                               VoIP, Inc.    eGlobalphone    Solutions    Technologies   Adjustments     Pro Forma
                                              -------------------------------------------------------------------------------------
Current assets:
      Cash                                    $   123,387         18,585         23,509        (4,407)          --          161,074
      Accounts receivable                            --              500         10,965       179,353           --          190,818
      Due from affiliate (2)                      553,475         41,163           --            --         (594,638)          --
      Due from related parties                       --             --          461,896          --             --          461,896
      Inventory                                   254,003           --           56,609        66,361           --          376,973
      Other current assets                         38,319         22,980           --          27,028           --           88,327
                                              -------------------------------------------------------------------------------------

           Total current assets                   969,184         83,228         91,083       730,231       (594,638)     1,279,088

Property and equipment, net                        19,938        230,849          4,350        44,594           --          299,732
Investment in DTNet (4)                         4,757,400           --             --            --       (4,757,400)          --
Goodwill (4)                                         --             --             --       5,210,563           --        5,210,563
Other assets                                          676          1,680          3,891          --             --            6,247
                                              -------------------------------------------------------------------------------------
Total assets                                  $ 5,747,199        315,757         99,325     5,985,388     (5,352,038)     6,795,630
                                              =====================================================================================

                      Liabilities and Stockholder's Equity
                      ------------------------------------

Current liabilities:
      Accounts payable                        $    83,455         28,309            930       749,385           (930)       861,149
      Due to affiliates                              --             --             --            --             --             --
      InterCo EGLOBALPHONE (3)                       --             --           41,163          --          (41,163)          --
      Other Current Liabilities                      --             --             --         478,603           --          478,603
      InterCo VoIP, Inc.                             --          500,375         53,100          --         (553,475)          --
                                              -------------------------------------------------------------------------------------
      Total current liabilities                    83,455        528,684         95,193     1,227,987       (595,568)     1,339,752
                                              =====================================================================================
Capital deficit
Common stock - $.001 no par value
100,000,000 shares authorized
18,448,966 shares issued and outstanding           18,449           --             --            --             --           18,449
Paid in Capital                                 6,493,057           --             --       4,750,000     (4,750,000)     6,493,057
Accummulative deficit                            (847,762)      (212,927)         4,132         7,401         (6,471)    (1,055,627)
      Total Stockholder's Equity                5,663,744       (212,927)         4,132     4,757,401     (4,756,471)     5,455,879
                                              -------------------------------------------------------------------------------------
Total Liabilities and
Stockholder's Equity                          $ 5,747,199        315,757         99,325     5,985,388     (5,352,039)     6,795,630
                                              =====================================================================================



                                   VoIP, Inc.
            Unaudited Pro Forma Consolidated Statement of Operations
                         Six months eneded June 30, 2004


Revenues                                      $    40,611           --           40,486     1,093,078           --        1,133,971
Cost of sales                                        --              193         27,991       781,958           --          810,142
                                              -------------------------------------------------------------------------------------

      Gross profit                                    406           (193)        12,495       311,121           --          323,829
General and administrative expenses               230,922        212,734          8,364       569,036       (258,845)       762,211
                                              -------------------------------------------------------------------------------------

(Loss)/Profit before income taxes                (230,516)      (212,927)         4,132      (257,915)          --         (438,381)

Net loss                                         (230,516)      (212,927)         4,132      (257,915)       258,845       (438,381)
                                              -------------------------------------------------------------------------------------
Loss per weighted-average share of common           (0.03)          --             --            --             --            (0.05)
stock outstanding, basic and fully diluted
Weighted-average number of common shares        8,255,570           --             --            --             --        8,255,570
outstanding

Footnotes to pro forma consolidated financial statements - unaudited

     1)   Historical Financial Results for VoIP, Inc.
     2)   Adjustment to eliminate advances affiliated entity
     3)   Adjustment to eliminate intercompanies account
     4) Goodwill is the difference between the fair market value of the DTNet assets and the valuation of 2,500,000 company shares at market value at the acquisition date.



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

(2)  Results of Operations

For the respective quarters ended June 30, 2004 and 2003, the Company had revenues of approximately $85,298 and $724.

For the respective six month periods ended June 30, 2004 and 2003, the Company had revenues of approximately $85,298 and $784.

Net losses for the respective quarters ended June 30, 2004 and 2003 were $408,658 and $19,879. Net loss per share was approximately $0.02 and $0.01 for each period. Total net losses for the respective six months ended June 30,2004 and 2003 were $430,981 and $31,626. Net loss per share was approximately ($0.05) and $(0.02) for each six month period.

As mentioned in Note A, the company acquired DTNet Technologies, Inc. in June 2004. DTNet provides customer premises equipment to cable and DSL Internet providers through North America. DTNet sales were approximately $4.7 million in 2003. Management believes that the acquisition of DTNet will provide proven distribution Channels and leadership in sales throughout the Americas. DTNet complements the company's strategy to deliver Voice over Internet Protocol over a wireless local loop and deliver service provider solutions to cable operators.

(3)  Liquidity and Capital Resources

Liquidity for the period from inception through June 30, 2004 has been mainly provided by sales of common stocks through private placements. Management has taken actions directly related to the generation of product sales during Calendar 2004 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations.

The company has identified that all working capital requirements for the current annual period will be satisfied from the operation of the newly acquired business and the sales of additional common shares through private placements.


The plans of operations are as follows:

The Company will market its Voice over IP broadband telephony service to business and residential consumers through its eGlobalphone, Inc. subsidiary. eGlobalphone service requires that customers have a high-speed Internet connection to their home or business. A growing number of households and business both in the United States and abroad have access to these broadband connections through their local cable or Telephone Company. Broadband penetration in the United States is about 58 percent and is expected to reach 70 percent by 2007.

The company plans to expand its service footprint in about 25 new markets monthly concentrating primary on the major United States metropolitan areas. The company's plans is to launch service in over 200 markets by year's end as part of VoIP, Inc.'s strategic focus on IP-based communications services. International markets will be opened in parallel with domestic US markets, but at a slower pace and only as market demand is evidenced. Due to the nature of IP telephony, these markets are not significantly more complex to weave into the existing back-office design, though often there are regulatory issues in each nation which must be managed appropriately. The company's goal is to sign up 2.3 million business and consumer customers by 2007, including domestic and international subscribers.

eGlobalphone plans to support the marketing of eGlobalphone Service with an extensive communications campaign that will include mass market advertising on television, radio and in print and through direct mail, viral marketing and online advertising in addition to an extensive network of resellers through out the world. We have emphasized on sales in the international marketplace through resellers and wholesalers, believing that the need for a less expensive service is vital in many countries globally. We will seek marketing partners in each country that is identified as a potential market, in order to provide a local presence. Manuals, interfaces, voice prompts, and operators will be tailored for the primary language of the nationality, and the sales force will operate locally to provide "high-touch" comfort to these localized markets. A major opportunity for resale is being developed with a private retail wireless vendor, to allow for a very "high-touch" interaction with customers. This model has proven to be successful in wireless sales, and it is believed that the same marketing strategy and distribution channel will be successful for other telephony services that the company can offer consumers.

Customers can access the eGlobalphone network for long-distance telephony from any high speed Internet connection anywhere in the world. The eGlobalphone service provides a two line patent pending MTA (Multimedia Terminal Adaptor) with built-in router and many enhanced functions such as Quality of Service
(QoS) bandwidth management, failure-resistant backup systems, and low-bandwidth codec support. The MTA is manufactured by iCable System Co. Ltd. a Korean company that is contractually tied to VoIP-Solutions, Inc a wholly owned subsidiary of VoIP, Inc. By having our own propriety MTA with custom designed enhanced features we feel that we have a distinct advantage over our competition based on these enhancements and our patent pending 911 emergency access. eGlobalphone is believed to be the only VoIP (voice over internet protocol) company offering 911 emergency access and integration with the existing infrastructure without the use of a third party database. This proprietary system utilizes an automated switching circuit to route the call to the user's local emergency service provider (911 call center) and will also "fail safe" in the event of a power outage or internet service interruption.

eGlobalphone Service is different than traditional phone services because through the use of IP-based networks it will offer customers typical features such as call waiting, three-way calling, and call forwarding, and far more advanced ones as well. Indeed, consumers will get unprecedented convenience and control with advanced (and often free) features including: voicemail, caller ID, , call transfer, caller ID blocking, call forwarding, and voicemail-to-email service. Low-priced directory information (411) services, conference call capabilities, "follow-me" calling, and other features are offered as additional line items or per-call products which contribute to the revenue stream for this product.

There are significant new features that the company will introduce in the next year which are currently under development. These features will further extend the abilities of the platform to function as a flexible telephony tool for end users and not merely be a replacement for traditional telephony. Much in the same way that cell phone features have driven the successful launch of new companies in the mobile market, eGlobalphone believes that a combination of features in the hardware and service will quickly develop the customer base.

The Company's VoIP Solutions, Inc. subsidiary is an emerging global service provider of Voice over IP based solutions to Internet Service Providers, Telecommunications Service Providers and Cable Operators in strategic countries around the world. VoIP, Inc, through its subsidiary, provides a comprehensive portfolio of IP multimedia-based solutions ranging from subscriber based voice services, to SIP based infrastructure design and deployment, to broadband customer premise equipment design and implementation services, as well as engineering design, manufacturing and distribution of wireless broadband technology. VoIP, Inc. has applied for a patent for its state of the art VoIP Multimedia Terminal Adaptor which today supports the FCC Commission's desire for VoIP providers to deliver Emergency 911 Calling and Law Enforcement Access capabilities to the marketplace.

VoIP, Inc. plans to support marketing of the VoIP-Solutions subsidiary with an extensive communications campaign that will include mass market advertising directly to industry leaders, and through direct mail, viral marketing and online advertising in addition to an extensive network of value added resellers through out the world. The biggest problem facing small carriers and cable operators, is that they lack the money to build a telephone network. Prior to this year, getting into voice was considered capital-intensive and out of reach for small and medium-level operators, thus one of the primary reasons that VoIP-Solutions has been created. We have entered into the market to offer the 'back office' infrastructure to make voice possible for small and medium-sized cable companies, IPS's and MSO's.

More and more cable companies want to get into phone service as a way to remain competitive, especially as satellite companies and even local telephone carriers are snatching away customers by offering video and high-speed Internet capability. It's a free-for-all land grab in the home telephone market and and one of the reasons that we have put so much emphasizes on our VSP (Virtual Service Provider) model. This product is a perfect fit for the small and medium-sized cable companies, IPS's and MSO's allowing them to maintain customer ownership and increase revenues while eliminating the cost of network infrastructure and the learning curve that is sometimes, an expensive lesson.

On July 14, 2004 the company announced its first Virtual Service Provider partner; and continues to establish its products in a niche market with small- and medium-sized cable companies, IPS's and MSO's. The company plans to add over 100 Virtual Service Provider partner's by the December 31, 2004, year end.


We have emphasized on sales in the international marketplace through resellers and wholesalers, believing that the need for a less expensive service is vital in many countries across the globe. We will seek marketing partners in each country that is identified as a potential market, in order to provide a local presence. Manuals, interfaces, voice prompts, and operators will be tailored for the primary language of the nationality, and the sales force will operate locally to provide "high-touch" comfort to these localized markets

Our experience in the IP networking and VoIP technology arenas allow us to offer rapid project assessment and subsequent deployment of a voice services infrastructure to a customer with an existing IP network such as an ISP (Internet Service Provider), CLEC (Competitive Local Exchange Company), PTT (Public Telephone and Telegraph) and PCO, (Private Cable Operator.) Our solutions involve delivery of portions of a SIP-based infrastructure (cost-effective media gateways, transcoding solutions, SIP proxies) or a full turn-key system with components that are custom designed to work with each other (Billing system, invoice system, least-cost-routing, rate import/exports, etc.) Our combined technology, expertise, resources within the telephony community, and ability to provide right-priced solutions comprise a strong value combination for our customers as they bring their existing base of Internet users into a VoIP product line

Our strategy is to be a recognized worldwide leader in providing IP telephony, customer premise equipment in addition to premium voice over the Internet subscriber based telephony services and innovated wireless fidelity ("WiFi") technology solutions for residential and enterprise customers.

With the new benefits of wireless networks, VoIP Solutions can leverage the use of the VoIP-Solutions MTA product and knowledge.

Services provided in a potential VoIP Solutions package to customer could include:

     o    Billing systems/Platform
     o    Customer Premise Equipment (CPE)
     o    Service and application design
     o    Network design
     o    Switching platforms
     o    Back Office/OSS systems
     o    Web site design and back office integration
     o    Telephone number management applications
     o    Auto CPE provisioning systems
     o    Wholesale call termination
     o    Installation and training
     o    Support agreements
     o    Consultancy


The company maintains a stock of all VoIP-Solution's products for sale to end-users, carriers and resellers. Included is the Flag Ship product "MTA" (Multimedia Terminal Adaptor) the MTA's are manufactured with varying options to meet the demands of today's network operators for tomorrows future IP networks, products include:


VoIP ADSL Modem (SIP)

o    MTA-A201C - 1 line VoIP, 1 line PSTN

o    MTA-A201W - 2 lines VoIP / LAN (802.11b) or (g)

o    MTA-A201CW - 1 line VoIP, 1 line PSTN / LAN (802.11b) or (g)


VoIP Cable Modem (SIP)


o    MTA-C102 - 2 Line VoIP

o    MTA-C101C - 1 Line VoIP, 1 Line PSTN

o    MTA-C102W - 2 lines VoIP / LAN (802.11b) or (g)

o    MTA-C102CW - 1 line VoIP, 1 line PSTN / LAN (802.11b) or (g)

VoIP MTA (SIP)


o    MTA-102 - 2 lines VoIP

o    MTA-102C - 1 line VoIP, 1 line PSTN

o    MTA-102W - 2 lines VoIP / LAN (802.11b) or (g)

o    MTA-102CW - 1 line VoIP, 1 line PSTN / LAN (802.11b) or (g)

The Company has developed intellectual property and software for the soft switch platform and associated applications developed for the eGlobalphone service. This includes the source code for the switching servers and related application servers. An agreement with Porta One provides access to software source code and database schemas that permit custom application, layer development and integration. Along with the billing and back office application, VoIP Solutions can supply all of the components, services and customization to fully equip a VoIP Telco.



DTNet Technologies Inc. is a primary importer and distributor of cable network components, cable modems, ADSL modems, wireless products and other Customer Premise Equipment for the cable and Telco industries. Established in 1999, their 1000 plus clients include AT&T, Comcast, Cox Cable, Bell South, Time Warner as well as regional and local Multiple Service Operators (MSO's). DTNet has experienced strong growth sales for the past three years have increased from approximately $2 million in 2001 to $2.9 million in 2002 and $4.7 million in 2003. With the addition of the products from VoIP, Inc., specifically the Multi Media Terminal Adaptor and the Virtual Service Provider solution, 2004 sales are projected to reach $7.5 million. DTNet has established itself as a respected supplier to the cable industry. This includes a strong relationship with the National Cable Television Cooperative (NCTC) representing over 1000 cable operator members.

VoIP Inc. acquired 100% of DTNet on June 25, 2004 through a stock purchase. In addition to the existing business and revenues, the acquisition provided VoIP Inc. with direct access to a valuable market and a nationwide sales force to sell products and services from other VoIP Inc. companies. There is also a demand within the group for the existing products distributed by DTNet. Additionally, the existing customer base of DTNet consists of firms which are the primary target for other VoIP, Inc. products. This customer base and the existing relationships that DTNet has developed is one of the primary benefits of the acquisition strategy.

VoIP, Inc.'s DTNet subsidiary to pursue cable companies for voice deals: The availability of VoIP hardware and services from other VoIP Inc. subsidiaries has positioned DTNet to be a leader in marketing VoIP, Inc. products and services into this channel. The NCTC is in the process of evaluating DTNet as the preferred VoIP vendor and contracts are in progress with over 20 members for the supply of outsourced services, Customer Premise Equipment (CPE), and wholesale long-distance, local, and international call termination/origination. The desire of cable companies to diversify their service offerings to increase their revenue and profitability will be the motivation for interest in the combined offerings of DTNet and VoIP, Inc.'s newly combined abilities and product lines.


The Company previously announced a joint venture arrangement known as iMax Solutions with iCable Co., Ltd. to market iCable products in the Western Hemisphere. Such venture required a $5 million capital contribution from the Company in exchange for sales contracts and leads from iCable that would be divided 51% to VoIP and 49% to iCable. The Company determined that its resources would be better utilized by terminating the arrangement and develop its own wireless fidelity technology through proprietary research and development and smaller scale acquisitions.

On August 12, 2004 VoIP Inc. renegotiated the relationship with iCable to a distribution agreement for North America and South America. As part of the new Agreement in principle, iCable is no longer obliged to warrant the sales revenue of iMax. This increases VoIP Inc.'s holding to 100% of iMax Solutions Inc. with no further requirement for VoIP Inc. to pay iCable $5 million for the distribution rights.

The Company has made an agreement in principle with iCable to terminate the Investors Agreement and instead enter into a Distribution Agreement for North and South America. Such arrangement will result in (i) elimination of the VoIP capital contribution, (ii) iMax being owned 100% by VoIP, and (iii) the elimination of the guarantee of sales from iCable. The parties will continue to negotiate the Distributor Agreement.

VoIP Inc. is actively selling iCable products to a growing number of OEM customers, resellers, wholesale Virtual Service Providers and uses of the eGlobalphone VoIP service. The new agreement will not materially change the forecasted sales of iMax. The joint development of products and features specifically catering for the U.S. market continues.

Recent Developments


We have recently made a number of announcements regarding key business development milestones that should start to materially contribute to our revenues and profitability improvement during the second half of 2004.


On August 16, 2004, VoIP, Inc. announced the expansion of its residential and business Voice over Internet Protocol (VoIP) phone service, eGlobalphone. The expansion Includes Texas, Ohio, Washington, Pennsylvania, North Carolina,
Michigan, Minnesota and Missouri. The availability of the eGlobalphone Service to residents and businesses in 8 additional states marks the commitment by VoIP, Inc. the parent company of eGlobalphone to meet the needs of customers globally; offering a high-tech alternative for their communications needs.

On July 14, 2004,VoIP, Inc. announced that it has signed a Virtual Service Provider (VSP) Agreement with VOIP-4U, a United Kingdom-based Telco. Under the Agreement, VoIP Inc. will supply their proprietary media gateways for local Interconnection with British Telecommunications service providers in addition to supplying MTA's (Multimedia Terminal Adaptors) from its wholly owned subsidiary, VoIP-Solutions Inc. Additional equipment supplied will include ADSL Modems with built in Multimedia Terminal Adaptor & router function that combines a DSL modems with Voice

On July 13, 2004, VoIP, Inc. announced the unveiling of their Virtual Service Provider (VSP) resale model for service providers. Using the industry-leading SIP protocol and a flexible back-end billing and call routing service, VoIP Inc. today announced a new service for network service providers. VoIP, Inc. will be offering a complete Voice over Internet Protocol (VoIP) solution that enables Internet service providers to offer low cost VoIP services to their customers quickly and without the normal high cost of a program rollout.


On June 28, 2004,VoIP, Inc. announced that it has finalized the acquisition of DTNet Technologies, Inc., a privately held company based in Tampa, Fla. DTNet will operate as a wholly owned subsidiary of VoIP, Inc. Under the Purchase Agreement, VoIP, Inc. has acquired 100% of the stock of DTNet Technologies, Inc. in exchange for the issuance of 2.5 million common shares of VoIP, Inc. "The acquisition of DTNet will provide proven distribution channels and top leadership in sales throughout the Americas," stated Steven Ivester, CEO and President of VoIP, Inc. "DTNet complements VoIP Inc.'s strategy to deliver Voice Over Internet Protocol over a wireless local loop and deliver service provider solutions to Cable Operators. DTNet is well established and respected in these industries. The Company will provide valuable resources and a strong distribution channel for our products and services


On June 7, 2004,VoIP, Inc. announced that it has executed a Letter of Intent to acquire DTNet Technologies, Inc., a privately held company based in Tampa, Fla. Under the proposed Purchase Agreement, VoIP, Inc. will acquire 100% of the stock of DTNet Technologies, Inc. in exchange for the issuance of 2.5 million common shares of VoIP, Inc.


On May 27, 2004, VoIP, Inc. announced that it has filed a patent application with the U.S. Patent and Trademark Office. The patent application is titled "Method and System for Back-up of Voice Over IP Emergency Calls." The ability to use geographically-based emergency services location ability is a huge step forward in the advancement of VoIP services and their integration into existing telephony infrastructure.

On May 26, 2004, VoIP, Inc. announced that its wholly owned subsidiary, VoIP Solutions, Inc. has received a purchase order contract from ANEW Broadband, Inc., located in Miami. Under the contract, ANEW Broadband has committed to purchase a total of 15,000 MTA-V102 units of which a minimum of 5,000 pieces are to be purchased the 1st year, and a minimum of 10,000 pieces the 2nd year. The contract is valued in excess of $1 million. The items to be purchased include Multimedia Terminal Adaptors (MTA), Proxy Server and Provisioning server.


On April 15, 2004, we announced that as per the terms of the Feb. 27, 2004 change of control of the Company, Steven Ivester, president and CEO and controlling shareholder of the Company, has today contributed the intellectual property rights and related assets of two start-up companies formed to engage in the Voice over Internet business. The following are the descriptions of the two companies, who have become wholly owned subsidiaries of the Company.



Item 3. Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act. The two executive officers responsible for the financial reporting and disclosure are also in control of the books and records of the Company and are involved first hand in the decision making process of material transactions.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     The following unregistered securities have been issued during the second quarter of 2004:



     Effective April 1, 2004, Registrant issued 142,902 shares to two accredited investors in satisfaction of accounts payable totaling $71,421.

     Effective May 10, 2004, Registrant issued 67,300 shares to 14 individual accredited investors at a price of $3.00 per share.

     Effective May 19, 2004, Registrant issued 196,340 shares to two accredited investors in satisfaction of accounts payable totaling $79,745.

     Effective June 25, 2004, Registrant issued 2,500,000 shares to acquire all issues and outstanding shares of DTNet Technologies, Inc. common stock.


     All securities described herein were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits


     No.       Description

     31.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K


               Form 8-K filed with the SEC on April 12, 2004 Form 8-K filed with the SEC on April 15, 2004 Form 8-K filed with the SEC on April 19, 2004 Form 8-K filed with the SEC on May 25, 2004 Form 8-K filed with the SEC on May 27, 2004 Form 8-K filed with the SEC on June 2, 2004 Form 8-K filed with the SEC on June 8, 2004 Form 8-K filed with the SEC on June 9, 2004


--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                      VoIP, INC.


August 18, 2004                                       /s/ Steven Ivester
                                               ---------------------------------
                                                                  Steven Ivester
                                                               President and CEO

                                                      /s/ Osvaldo Pitters
                                               ---------------------------------
                                                                 Osvaldo Pitters
                                                         Chief Financial Officer