Form 10QSB
period 2004-09-30
VOIP  INC
filed 2004-11-12
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


                                   (Mark one)
         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                     OF 1934

              For the transition period from _________ to ________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28985


                                   VoIP, Inc.
        (Exact name of small business issuer as specified in its charter)

         Texas                                        75-2785941
--------------------------------------------------------------------------------
(State of incorporation)                        (IRS Employer ID Number)

           12330 SW 53rd Street, Suite 712, Fort Lauderdale, FL 33330
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 434-2000
                           (Issuer's telephone number)
--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 12, 2004: 23,251,482

Transitional Small Business Disclosure Format (check one): YES   NO X


Registrant is an accelerated filer (check one): YES   NO X

                                   VoIP, Inc.

              Form 10-QSB for the Quarter ended September 30, 2004

                                Table of Contents


                                                                            Page

Part I - Financial Information

  Item 1     Financial Statements                                              3

  Item 2     Management's Discussion and Analysis or Plan of Operation        11

  Item 3     Controls and Procedures                                          18


Part II - Other Information

  Item 1   Legal Proceedings                                                  19

  Item 2   Changes in Securities                                              19

  Item 3   Defaults upon Senior Securities                                    19

  Item 4   Submission of Matters to a Vote of Security Holders                19

  Item 5   Other Information                                                  19

  Item 6   Exhibits and Reports on Form 8-K                                   19



Signatures                                                                    21





        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                    VoIP Inc.
                           Consolidated Balance Sheets
                    September 30, 2004 and December 31, 2003


                                                                         (Unaudited)      (Audited)
                                                                         Sept.30,2004    Dec.31,2003
                                                                         ------------    ------------
      ASSETS

Current Assets
      Cash on hand and in bank                                           $    237,524    $      3,499
      Accounts receivable                                                     806,686            --
      Due from related parties                                                   --              --
      Inventory                                                               369,944         251,534
      Other current assets                                                    133,412           4,425
                                                                         ------------    ------------
Total Current Assets                                                        1,547,566         259,458
                                                                         ------------    ------------

Property and equipment, net                                                   385,405            --
Goodwill                                                                    6,618,864            --
Investment DTNet                                                                 --              --
Investment Voipamericas                                                          --              --
Other assets                                                                   15,572            --
                                                                         ------------    ------------

TOTAL ASSETS                                                             $  8,567,407    $    259,458
                                                                         ============    ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                   $  1,169,840    $       --
      Amounts due to affiliates                                                  --           151,166
      Other current liabilities                                               726,676            --
                                                                         ------------    ------------
Total Liabilities                                                           1,896,516         151,166
                                                                         ------------    ------------

Commitments and contingencies                                                    --              --

Stockholders' equity Common stock - $0.01 par value
100,000,000 shares authorized
20,859,434 and 1,730,939 issued
and outstanding respectively                                                   20,859           1,731
Additional paid in capital                                                 11,885,049         731,208
Accumalitive deficit                                                       (5,235,017)       (624,647)
                                                                         ------------    ------------
Total stockholders' equity                                                  6,670,891         108,292
                                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  8,567,407    $    259,458
                                                                         ============    ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.




                                    VoIP Inc.

         Consolidated Statements of Operations and Comprehensive Income
      Nine and Three months ended September 30, 2004 and December 31, 2003
                                  (Unaudited)


                                             Nine months     Nine months    Three months    Three months
                                           ended September ended September ended September ended September
                                               30, 2004        30, 2003        30, 2004        30, 2003
                                            ------------    ------------    ------------    ------------
 Revenues                                   $  1,015,065    $      5,075    $    929,767    $      4,291

 Cost of Sales                                   737,904           1,268         678,981           1,048
                                            ------------    ------------    ------------    ------------

 Gross Profit                                    277,161           3,807         250,786           3,243

 Operating expenses
      General and administrative expenses      4,887,531          57,428       4,430,175          25,238
                                            ------------    ------------    ------------    ------------

 Gain (Loss) from operations                  (4,610,370)        (53,621)     (4,179,389)        (21,995)

 Other income (expenses)                            --              --              --              --
                                            ------------    ------------    ------------    ------------

 Gain (Loss) before income taxes              (4,610,370)        (53,621)     (4,179,389)        (21,995)

 Provision for income taxes                         --              --              --              --
                                            ------------    ------------    ------------    ------------

 Net Gain (Loss)                            $ (4,610,370)   $    (53,621)   $ (4,179,389)   $    (21,995)
                                            ============    ============    ============    ============

Loss per weighted average share
of common stock outstanding
computed on net loss - basic and
fully diluted                               $      (0.42)   $      (0.03)   $      (0.21)   $      (0.01)

Weighted average number of
shares of common stock
outstanding-basic and fully
diluted                                       10,989,990       1,730,939      19,642,390       1,730,939



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                    VoIP Inc.
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)




                                                     Nine months    Nine months
                                                        ended          ended
                                                    September 30,  September 30,
                                                         2004           2003
                                                     -----------    -----------

Cash flows from operating activities
        Net loss                                     $(4,610,370)   $   (53,621)
        Adjustments to reconcile net loss to net
        cash used in operating activities                   --             --
        Depreciation                                       2,964           --
        Common shares issued for services                344,166           --
        Warrants issued to employees                   3,520,000           --
        Changes in operating assets and liabilities
        net of assets and liabilities acquired
        Accounts receivable                               (4,583)          --
        Inventory                                        (37,580)         1,229
        Other current assets                             (76,760)        (5,801)
        Accounts payable                                 (10,618)          --
        Other current liabilities                         87,949           --
                                                     -----------    -----------
Net cash used in operating activities                   (784,832)       (58,193)
                                                     -----------    -----------

Cash flows from investing activities
        Cash from acquisitions                           104,862           --
        Purchase of property and equipment               (43,550)          --
        Purchase of other assets                         (13,092)          --
                                                     -----------    -----------
Net cash provided by investing activities                 48,220           --
                                                     -----------    -----------

Cash flows from financing activities
        Proceeds from sales of common stock            1,121,803         58,896
        Due to affiliates                               (151,166)          --
                                                     -----------    -----------
Net cash flow provided by financing activities           970,637         58,896
                                                     -----------    -----------

Net increase in cash                                     234,025            703

Cash at beginning of period                                3,499              9
                                                     -----------    -----------

Cash at end of period                                $   237,524    $       712
                                                     ===========    ===========

Supplemental cash flow information:
        Common stock issued for cash received
        by and services to affiliates                $   337,000    $      --
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

On February 27, 2004 the Company entered into a stock purchase agreement that provided for the sale of 12,500,000 shares of its common stock in exchange for $12,500 and a commitment by the purchaser to contribute the assets of two start-up companies, eGloblaphone, Inc. and VOIP Solutions, Inc., which occurred effective April 15, 2004.

On June 25, 2004, the Company closed the acquisition of VCG Technology, Inc. d/b/a DTNet Technologies, Inc. ("DTNet") a Florida corporation. The acquisition took the form of the issuance of 2,500,000 shares of VoIP, Inc. restricted common stock in exchange for all issued and outstanding shares of DTNet common stock.

On August 4th, 2004, the Company issued 4,400,000 warrants to two executives to acquire 4,400,000 shares at $1.00 per share.

Effective September 1st, 2004, VoIP Inc. closed the acquisition of Vox Consulting Group, Inc., d/b/a VoIP Americas, a Florida corporation. The acquisition took the form of an exchange of 1,000,000 shares of VoIP restricted common stock in exchange the all issued and outstanding shares of Voip Americas common stock.


During interim periods, the Company follows the accounting policies set forth in its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB filed with the United States Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles, and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

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

Management has taken actions directly related to the acquisition of new business concept to provide, from their operations, sufficient working capital to preserve the entity. Management anticipates that the company will attempt to obtain additional funds from private placements of debt and equity securities.

The revenues through third quarter 2004 are $1,015,065 and show an increase of 19,901% compared to the same period of 2003.

Accordingly, with the acquisitions consummated during last quarters and the projected results for the year, management considers that the Company is no longer in the development stage.

Note C - Summary of Significant Accounting Policies


1.   Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, eGlobalPhone, Inc., VoIP Solutions, Inc., DTNet Technologies, Inc., and VoIP Americas from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

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

4.    Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company was charged to operations as incurred.

5.   Advertising expenses
     --------------------

     Advertising and marketing expenses are charged to operations as incurred.

6.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2004 and December 31, 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

     At September 30, 2004 and December 31, 2003 deferred tax assets are related solely to the Company's net operating loss carry forward of approximately $1,400,000 and $303,000, respectively, which is fully reserved. If these carry forwards are not utilized, they will begin to expire in 2018.


7.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share are  computed by dividing  the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.


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


Note F - Acquisitions

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

     In September 2004, VoIP Inc. closed the acquisition of Vox Consulting Group, Inc., d/b/a VoIP Americas, a Florida corporation. The acquisition took the form of an exchange of 1,000,000 shares of VoIP restricted common stock in exchange for all issues and outstanding shares of VoIP Americas common stock. The Goodwill amounting to $1,408,301 is the difference between the fair market value of the Voip Americas assets as of the date of acquisition, and the valuation of 1,000,000 company shares at market value at that date.

Note G - Warrants

On August 4th, 2004, the Company issued 4,400,000 warrants to two executives to acquire 2,200,000 shares at $1.00 per share each. The additional compensation of $3,520,000, shown in General and Administrative expenses in the Consolidated Statement of Operations, is the difference between the market price of the shares and the $1.00 purchase price.

Note H - Subsequent Events

On November 11th, 2004, the Company closed a subscription agreement to sell 1,937,500 shares of common stock to four investors for net proceeds to the Company of approximately $1,400,000.The Company also issued Class A 5 year warrants to purchase a total of 589,250 shares at an exercise price of $1.75 per share, and Class B warrants to purchase a total of 968,700 shares for an exercise price of $1.20 per share during a 30 day period following the effectiveness of a registration statement to register the resale of all shares issued.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED

Following  the  summarized   unaudited  pro  forma  consolidated   statement  of
operations for the nine months ended September 30, 2004 assuming the acquisitions of eGlobalphone Inc., VoIP Solutions, Inc., DTNet Technologies, Inc., and Voip Americas had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.

[GRAPHIC OMITTED][GRAPHIC OMITTED]


Footnotes to pro forma consolidated statement of operations - unaudited

1) Represents the results of operations form January 1, 2004 to April 15, 2004.
2) Represents the results of operations form January 1, 2004 to June 25, 2004.
3) Represents the results of operations form January 1, 2004 to August 31, 2004.

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

(2)  Results of Operations

For the respective quarters ended September 30, 2004 and 2003, the Company had revenues of $929,767 and $4,291.

For the respective nine month periods ended September 30, 2004 and 2003, the Company had revenues of $1,015,065 and $5,075.

The significant increase in revenues was provided primarily by Voipamericas and DTNet. As mentioned in Note A, the company acquired DTNet Technologies, Inc. in June 2004 and Voipamericas in September 2004. DTNet provides customer premises equipment to cable and DSL Internet providers throughout North America. DTNet sales were approximately $4.7 million in 2003. Voipamericas revenues for the first nine months of the year were $1.4 million. Management believes that the acquisitions of DTNet and Voipamericas will provide proven distribution channels and leadership in sales throughout the Americas. DTNet and Voipamericas complement the company's strategy to deliver Voice over Internet Protocol over a wireless local loop and deliver service provider solutions to cable operators.


Net losses for the respective quarters ended September 30, 2004 and 2003 were $4,179,389 and $21,955. Net loss per share was approximately $0.21 and $0.01 respectively for each period. Total net losses for the respective nine months ended September 30, 2004 and 2003 were $4,610,370 and $53,621. Net loss per share was approximately ($0.42) and $(0.03) respectively for each nine month period. This included the one time event of the issuance of 4,400,000 warrants to two executives to acquire 2,200,000 Company shares at $1.00 for each. The difference between the market value and the $1.00 share price is $3,520,000. Additionally, there is an increase of $ 884,937 in operating costs attributable basically to start up operations.


(3)  Liquidity and Capital Resources

Liquidity for the period from inception through September 30, 2004 has been mainly provided by sales of common stocks through private placements and borrowing from affiliates. Management has taken actions directly related to the generation of product sales during calendar 2004 and anticipates that these efforts will be sufficient to provide sufficient resources to sustain its operations during 2005.

The Company anticipates that all working capital requirements for the current annual period will be satisfied from the operation of the newly acquired business and the sales of additional common shares through private placements.

As mentioned in Note H - Subsequent Events in the financial statements, in November the Company formalized funding in the amount of $1,550,000 by issuing 1,973,500 shares of common stock to four subscribers.



The plans of operations are as follows:

eGlobalphone  - a wholly owned  subsidiary  of VoIP Inc.
The Company will market its scriber bases broadband telephony service to business and residential consumers through its eGlobalphone, Inc. subsidiary. eGlobalphone service requires that customers have a high-speed Internet connection to their home or business. A growing number of households and business both in the United States and abroad have access to these broadband connections through their local cable or Telephone Company. Broadband penetration in the United States is about 58 percent and is expected to reach 70 percent by 2007.

The company plans to expand its service footprint monthly concentrating primary on the major United States metropolitan areas. The company's plans is to launch service in over 200 markets by year's end as part of VoIP, Inc.'s strategic focus on IP-based communications services. International markets will be opened in parallel with domestic US markets, but at a slower pace and only as market demand is evidenced. Even with the speed constraints of such an international expansion, it is anticipated that a significant portion of customers added to the network will not be based in the United States. Due to the nature of IP telephony, these markets are not significantly more complex to weave into the existing back-office design, though often there are regulatory issues in each nation which must be managed appropriately.

eGlobalphone plans to support the marketing of eGlobalphone Service with an extensive communications campaign that will include mass market advertising on television, radio and in print and through direct mail, virtual marketing and online advertising in addition to an extensive network of resellers through out the world. We have emphasized sales in the international marketplace through resellers and wholesalers, believing that the need for a less expensive service is vital in many countries globally. We will seek marketing partners in each country that is identified as a potential market in order to provide a local presence. Manuals, interfaces, voice prompts, and operators will be tailored for the primary language of the nationality, and the sales force will operate locally to provide "high-touch" comfort to these localized markets. A major opportunity for resale is being developed with a private retail wireless vendor, to allow for a very "high-touch" interaction with customers. This model has proven to be successful in wireless sales, and it is believed that the same marketing strategy and distribution channel will be successful for other telephony services that the company can offer consumers.


Customers can access the eGlobalphone network for long-distance telephony from any high speed Internet connection anywhere in the world. The eGlobalphone service provides a two line patent-pending MTA (Multimedia Terminal Adaptor) with built-in router and many enhanced functions such as Quality of Service
(QoS) bandwidth management, failure-resistant backup systems, and low-bandwidth codec support. The MTA is manufactured by iCable System Co. Ltd. a Korean company that is contractually tied to VoIPSolutions, Inc a wholly owned subsidiary of VoIP, Inc. By having our own propriety MTA with custom designed enhanced features we feel that we have a distinct advantage over our competition based on these enhancements and our patent pending 911 emergency access. eGlobalphone is believed to be the only VoIP (voice over internet protocol) company offering 911 emergency access and integration with the existing infrastructure without the use of a third party database. This proprietary system utilizes an automated switching circuit to route the call to the user's local emergency service provider (911 call center) and will also "fail safe" in the event of a power outage or Internet service interruption.

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


VoIP Solutions, Inc. - a wholly owned subsidiary of VoIP Inc. The Company's VoIP Solutions subsidiary is an emerging global service provider of Voice over IP based solutions to Internet Service Providers, Telecommunications Service Providers and Cable Operators in strategic countries around the world. VoIP, Inc, through its subsidiary, provides a comprehensive portfolio of IP multimedia-based solutions ranging from subscriber based voice services, to SIP based infrastructure design and deployment, to broadband customer premise equipment design and implementation services, as well as engineering design, manufacturing and distribution of wireless broadband technology. VoIP, Inc. has applied for a patent for its state of the art VoIP Multimedia Terminal Adaptor which today supports the FCC Commission's desire for VoIP providers to deliver Emergency 911 Calling to the marketplace.


SERVICES (Virtual Service Provider)
-----------------------------------

VoIP, Inc. plans to support marketing of the VoIP-Solutions subsidiary with an extensive communications campaign that will include mass market advertising directly to industry leaders, and through direct mail, viral marketing and online advertising in addition to an extensive network of value added resellers through out the world. The biggest problem facing small carriers and cable operators is that they lack the money to build a telephone network. Prior to this year, getting into voice was considered capital and staff intensive, which put it out of reach for small and medium-level operators, thus one of the primary reasons that VoIP Solutions has been created. We have entered into the market to offer the 'back office' infrastructure to make voice possible for small and medium-sized cable companies, IPS's and MSO's. There are significant cost savings provided by the economy of scale realized by combining many operators into a single yet compartmentalized product offering. Each customer remains in control of their customer base and product offerings, yet needs to spend only a tiny fraction of what would be required to implement such a system in-house. We term this product offering our "VSP" (Virtual Service Provider" model.

More and more cable companies want to get into phone service as a way to remain competitive, especially as satellite companies and even local telephone carriers are taking customers by offering video and high-speed Internet capability. It is very competitive in the home telephone market and one of the reasons that we have put so much emphasizes on our VSP model. This product is a perfect fit for the small and medium-sized cable companies, IPS's and MSO's allowing them to maintain customer ownership and increase revenues while eliminating the cost of network infrastructure and the learning curve that is sometimes an expensive lesson.

On July 14, 2004 the company announced its first Virtual Service Provider partner; and continues to establish its products in a niche market with small- and medium-sized cable companies, IPS's and MSO's. The company plans to add over 10 Virtual Service Provider partners by the December 31, 2004, year end.

We have emphasized sales in the international marketplace through resellers and wholesalers, believing that the need for a less expensive service is vital in many countries across the globe. We will seek marketing partners in each country that is identified as a potential market, in order to provide a local presence. Manuals, interfaces, voice prompts, and operators will be tailored for the primary language of the nationality, and the sales force will operate locally to provide "high-touch" comfort to these localized markets.

Our experience in the IP networking and VoIP technology arenas allow us to offer rapid project assessment and subsequent deployment of a voice services infrastructure to a customer with an existing IP network such as an ISP (Internet Service Provider), CLEC (Competitive Local Exchange Company), PTT (Public Telephone and Telegraph) and PCO, (Private Cable Operator.) Our solutions involve delivery of portions of a SIP-based infrastructure (cost-effective media gateways, transcoding solutions, SIP proxies) or a full turn-key system with components that are custom designed to work with each other as parts of our outsourced service offering (Billing system, invoice system, least-cost-routing, rate import/exports, etc.) Our combined technology, expertise, resources within the telephony community, and ability to provide right-priced solutions comprise a strong value combination for our customers as they bring their existing base of Internet Users into a VoIP product line.




Services provided in a potential VoIP Solutions package to customer include:

          o        Billing systems/Platform
          o        Customer Premise Equipment (CPE)
          o        Service and application design
          o        Switching platforms
          o        Back Office/OSS systems
          o        Telephone number management applications
          o        Auto CPE provisioning systems
          o        Wholesale call termination
          o        Installation and training
          o        Support agreements
          o        Consultancy

HARDWARE
--------

Our strategy is to be a recognized worldwide leader in providing IP telephony, customer premise equipment in addition to premium voice over the Internet subscriber based telephony services. Our VSP customers require extremely close integration of equipment and services, so we have designed and implemented provisioning systems and device firmware that matches our product offerings precisely. However, this same provisioning and firmware design is also applicable to other VOIP networks if appropriately marketed. Our experience with various SIP (Session Initiation Protocol) customer premise devices has led us to develop specific feature sets and innovative designs which have applications outside of our VSP service offering. It is clear that capturing the entire market with a combined service and hardware platform is overly ambitious, but there has been significant demand for the hardware platform by itself for integration into enterprise or other wholesale SIP solutions offered by other vendors. Rather than deny that demand, we have developed a marketing strategy that sells our hardware and provisioning systems as "standalone" products for those customers who have specific requirements for high-quality and scalable volume customer premise equipment.


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


o       MTA-102 - 2 lines VoIP

o       MTA-102C - 1 line VoIP, 1 line PSTN

o       MTA-102W - 2 lines VoIP / LAN (802.11b) or (g)

o       MTA-102CW - 1 line VoIP, 1 line PSTN / LAN (802.11b) or (g)

o       A201C - 1 line VoIP, 1 line PSTNMTA-A201W - 2 lines VoIP / LAN (802.11b)
                or (g)MTA-

o       A201CW - 1 line VoIP, 1 line PSTN / LAN (802.11b) or (g)

The Company has developed intellectual property and software for the soft switch platform and associated applications developed for the eGlobalphone service. This includes source code for the switching servers and related application servers. An agreement with Porta One provides access to software source code and database schemas that permit custom application, layer development and integration. Along with the billing and back office application, VoIP Solutions can supply all of the components, services and customization to fully equip a VoIP Telco.


VoIP Americas - a wholly owned subsidiary of VoIP Inc.

In September 2004, VoIP, Inc. acquired VoIP Americas, a Miami-based firm providing services and long-distance call termination/origination via VoIP protocols. Their focus has been to sell to wholesale and large enterprise VoIP-enabled gateway operators as a cost-effective alternative to switched (TDM) termination. Their products are as follows:

VoIP Americas is firmly committed to applying state of the art business practices to all aspects of operations including a strong alternate channel program for sales and marketing. By partnering with leading IP PBX manufacturers, distributors, and integrators - VoIP Americas will be able to easily and efficiently target this lucrative and underserved market. By enhancing the value proposition of owning a next generation PBX, channel partners will be able to increase adoption and enjoy residual revenue streams. In return, VoIP Americas will enjoy ready access to this explosive segment, and be able to leverage built-in VoIP adoption.


VoIP800(TM) & VoIPDID(TM)

VoIP800(TM) and VoIPDID(TM) allows emerging carriers to offer US local numbers and toll free numbers to their customer base. The key differentiator of these services is the instant on-line provisioning, which reduces the time to market from months to minutes. Three service levels will be offered:

1. Basic -- Intended for the end-user or development phase for service provider. This level of service allows the user to provision a total of 10 DID's and toll free numbers. 2. Service Provider Basic -- This option allows an unlimited number of DID's and Toll Free numbers. 3. Service Provider API--This will be the most complete option and will allow the service provider to display VoIP Americas' inventory of numbers to their end users, and have the numbers provisioned in real time.


Wholesale VoIP

VoIP Americas highest revenue generating product is wholesalevoip(TM), which allows emerging carriers from around the world to terminate US, Canada and International traffic via SIP and H323. Setup is performed online allowing customers to interconnect immediately. Typical carrier customers are small to midsized ITSP firms seeking good rates and high quality of service. Often, it is possible for these carriers to achieve better rates to directly neighboring nations by looping their calls through the United States due to volume discounts, which means VoIP Americas is well-positioned to terminate this international traffic for existing customers as well as new customers brought on by the VSP offering. The features of Wholesale VoIP are:

         o Immediate Provisioning
         o Real Time Billing
         o H323 and SIP support
         o Competitive Pricing
         o Low Volume Commitments

Corporate VoIP

Perhaps the most exciting product offering in the line up, corporatevoip(TM) is intended to fill the wide niche that is currently being ignored by the large traditional TDM carriers. This product is simply intended to provide dial tone and termination services to existing users of IP PBX's via voiptrunking(TM) over the Internet. While many service providers including XO, MCI and Bell South offer IP Centrex, the existing IP PBX operator has no alternative but to provision expensive gateways, typically on PRI lines which cost hundreds or thousands of dollars per month depending on location and hardware requirements. The corporatevoip(TM) offering allows almost instant configuration of trunking to IP-enabled PBX systems and delivery of products over existing broadband corporate Internet connectivity. The advantages of the products are:

          o    Immediate self service on-line Provisioning
          o    Full Access to DID & Toll Free Inventory o Real Time CDR's
          o "Try before you buy" - Service has very little cost associated and does not require any physical provisioning.
          o    Extensive cost, and provisioning cycle savings for end user

Going forward, this product can easily be extended to support a VoIP Appliance for legacy PBX users. This appliance can come in multiple configurations (FXS; FXO; 1 T-1; 4 T-1's). Sample production cost for the appliance is $1,100.00 for 1 T-1 configuration. Development and feature specifications on a product of this type, if offered, are still pending.


The combination of VoIP Americas' current long-distance contracts and infrastructure are a perfect compliment to the VSP offerings of the VoIP Solutions VSP offerings. By bundling minute termination/origination at even better wholesale rates, plus hardware and back office, the customer is served by this combined offering on a single bill instead of negotiating separately for each component. VoIP Americas is currently blending its network and termination infrastructure with the rest of the Company, and significant cost savings have already been realized since September due to better rates and reduction of redundant expenses.



DTNet Technologies Inc. - a wholly owned subsidiary of VoIP Inc.
DTNet Technologies Inc. is a primary importer and distributor of cable network components, cable modems, ADSL modems, wireless products and other Customer Premise Equipment for the cable and Telco industries. Established in 1999, their 1000 plus clients include AT&T, Comcast, Cox Cable, Bell South, Time Warner as well as regional and local Multiple Service Operators (MSO's). With the addition of the products from VoIP, Inc., specifically the Multi Media Terminal Adaptor and the Virtual Service Provider solution, 2005 ales are projected to reach $7.5 million. DTNet has established itself as a respected supplier to the cable industry. This includes a strong relationship with the National Cable Television Cooperative (NCTC) representing over 1000 cable operator members.

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

The strong 5 year relationship DTNet has developed with the NCTC has positioned DTNet to be a leader in marketing VoIP-Solutions, Inc. products and services into this valuable channel. The NCTC is in the process of evaluating DTNet as the preferred VoIP vendor and contracts are in progress with over 20 members for the supply of outsourced services, Customer Premise Equipment (CPE), and wholesale long-distance, local, and international call termination/origination.

The desire of cable companies to diversify their service offerings to increase their revenue and profitability will be the motivation for interest in the combined offerings of DTNet and VoIP, Inc.'s newly combined abilities and product lines.

The Company previously announced a joint venture arrangement known as iMax Solutions with iCable Co., Ltd. to market iCable products in the Western Hemisphere. Such venture required a $5 million capital contribution from the Company in exchange for sales contracts and leads from iCable that would be divided 51% to VoIP and 49% to iCable. The Company determined that its resources would be better utilized by terminating the arrangement and developing its own wireless fidelity technology through proprietary research and development and smaller scale acquisitions.

On September 01, 2004 VoIP Inc. negotiated the relationship with iCable for a distribution agreement for North America and South America. This agreement appoints VoIP Inc. as the exclusive distributor for certain iCable products including VoIP ADSL Modems A201, A201C, A201W, A201CW, VoIP Cable Modems C102, C101C, C102W, C101CW, and MTAs G102, G102C, G102W, and G101CW. As part of the new Agreement in principle, iCable is no longer obliged to warrant the sales revenue of iMax. This increases VoIP Inc.'s holding to 100% of iMax Solutions Inc.


Recent Developments
We have recently made a number of announcements regarding key business development milestones that should start to materially contribute to our revenues and profitability improvement during the last quarter of 2004.

On October 19, 2004, VoIP Inc. announced at the Fall VON 2004 conference that it has signed a Virtual Service Provider contract with J & N Cable Systems a Private Cable Operator (PCO) located in the western US serving 10 cities in 2 states. J & N Cable Systems will offer voice over IP (VoIP) telephone service to its customer base, allowing those customers to bypass traditional phone companies, signaling the start of a technological shift that could change the cable industry--one of the biggest and most important industries in the US economy.

On October 8, 2004, VoIP Inc. announced the company has been awarded a VoIP Service Provider Award by Technology Marketing Corporation (TMC(R))'s INTERNET TELEPHONY(R) magazine at the INTERNET TELEPHONY Conference and EXPO Fall 2004 in Los Angeles. The three day event is the largest VoIP trade show in the world. The INTERNET TELEPHONY VoIP Service Provider Award is presented to companies whose VoIP visions have delivered on the promise of excellence for their clients in a genuine and measurable way.

On October 7, 2004, VoIP Inc. announced the company has been awarded a VoIP Service Provider Award by Technology Marketing Corporation (TMC(R))'s INTERNET TELEPHONY(R) magazine at the INTERNET TELEPHONY Conference and EXPO Fall 2004 in Los Angeles. The three day event is the largest VoIP trade show in the world. The INTERNET TELEPHONY VoIP Service Provider Award is presented to companies whose VoIP visions have delivered on the promise of excellence for their clients in a genuine and measurable way.

On September 29, 2004, VoIP Inc. announced that VoIP-Americas has been named to the 2004 "pulver100" - which is the VoIP industry's premiere listing of growth companies that represent the future of the communications ecosystem. VoIP-Americas has been named to the list due to its most prestigious listing of growth companies that represent the future of the communications ecosystem.

On September 24, 2004, VoIP Inc. announced a 1 million minute increase in its wholesale traffic division VoIP-Americas. VoIP Americas is a wholly-owned subsidiary of VoIP, Inc. and comprise the wholesale VoIP traffic division.

On September 15, 2004, VoIP Inc. announced that it's wholly owned subsidiary, VoIP Solutions, Inc., has received a purchase contract for its MTA-V102 Multimedia Terminal Adapters valued at more than $1 million (USD) from FMC Telecom of Davie, Florida.

On August 16, 2004, VoIP Inc. announced the expansion of its residential and business Voice over Internet Protocol (VoIP) phone service, eGlobalphone. The expansion includes Texas, Ohio, Washington, Pennsylvania, North Carolina,
Michigan, Minnesota and Missouri. The availability of the eGlobalphone Service to residents and businesses in 8 additional states marks the commitment by VoIP, Inc. the parent company of eGlobalphone to meet the needs of customers globally; offering a high-tech alternative for their communications needs.

On July 14, 2004, VoIP Inc. announced that it has signed a Virtual Service Provider (VSP) Agreement with VOIP-4U, a United Kingdom-based Telco. Under the Agreement, VoIP Inc. will supply their proprietary media gateways for local Interconnection with British Telecommunications service providers in addition to supplying MTA's (Multimedia Terminal Adaptors) from its wholly owned subsidiary, VoIP-Solutions Inc. Additional equipment supplied will include ADSL Modems with built in Multimedia Terminal Adaptor & router function that combines a DSL modems with Voice.

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

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

                                  SCHEDULE 5(h)
                                   LITIGATION


VOIP Corp. v. VoIP, Inc., Case No. 04-CA-8140-35, in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. Plaintiff accuses VOIP of deceptive trade practices and unfair competition in using a name deceptively similar to Plaintiff's and seeks unspecified damages and injunctive relief. VoIP intends to defend the case and believes it has meritorious defenses based upon
(i) VoIP,  Inc.  is  qualified  to do  business  in Florida  under the name VoIP
Holdings; (ii) VoIP also conducts business in Florida under the name VoIP Solutions; (iii) VoIP is a generic and unprotectable term - every federal trademark using "VOIP" requires that the applicant disaffirm any protection of "VOIP"; (iv) there are 24 other Florida companies using the name "VOIP" as part of its name; and (v) the original Florida corporation known as "VOIP, Inc.", which predates the Plaintiff's name filing, is now owned by VoIP.


Item 2 - Changes in Securities

     The following unregistered securities have been issued during the third quarter of 2004:

     Effective July 2004, registrant issued 668,688 shares to six individual existing accredited investors. Also effective July 2004, registrant issued 41,688 shares to four accredited individual investors.

     Effective August 2004, registrant issued 50,000 shares to one individual accredited investor in satisfaction of accounts payable totaling $50,000.

     Effective August 2004, registrant issued 653,319 shares to 46 individual accredited investors.

     Effective September 10th, 2004, registrant issued 1,000,000 shares to acquire all issues and outstanding shares of Voipamericas Inc., common stock.

     Effective September 2004, registrant issued 38,461 shares to one accredited investor.

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

31.1      Certification  by CEO  pursuant to 18 USC  Section  1350 as adopted by
          Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification  by CFO  pursuant to 18 USC  Section  1350 as adopted by
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification  by CEO  pursuant to 18 USC  Section  1350 as adopted by
          Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification  by CFO  pursuant to 18 USC  Section  1350 as adopted by
          Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

               Form 8-K filed with the SEC on July 07, 2004
               Form 8-K filed with the SEC on August 06, 2004 Form 8-K filed with the SEC on September 13, 2004 Form 8-K filed with the SEC on September 16, 2004

                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VoIP, INC.


November 12, 2004                              /s/ Steven Ivester
                                               ---------------------------------
                                               Steven Ivester
                                               President and CEO

                                               /s/ Osvaldo Pitters
                                               ---------------------------------
                                               Osvaldo Pitters
                                               Chief Financial Officer