Form 10QSB/A
period 2004-09-30
VOIP  INC
filed 2004-11-15
CIK 1100954

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

                                    VoIP Inc.
                                                                          Unaudited Proforma Consolidated Statement of Operations
                                                                      Nine months ended September 30, 2004

                                                                                DTNet
                                                 eGlobalphone Voip Solutions  Technology   Voip Americas    Proforma
                                     VoIP Inc.       (1)            (1)            (2)          (3)          Adjust       Proforma
                                  -----------    -----------   -----------   -----------    -----------    -----------  -----------

Revenues                          $ 1,015,065    $      --     $    19,510   $ 1,048,672    $ 1,201,263    $     --     $ 3,284,510

Cost of Sales                         737,904           --          12,031       824,635      1,346,943          --       2,921,514
                                  -----------    -----------   -----------   -----------    -----------    -----------  -----------

Gross Profit                          277,161           --           7,479       224,037       (145,681)         --         362,996

Operating expenses
    General and administrative (4)  4,887,531         64,273         1,562       479,352        136,924          --       5,569,642
                                  -----------    -----------   -----------   -----------    -----------    -----------  -----------

Income (Loss) from operations      (4,610,370)       (64,273)        5,917      (255,315)      (282,604)         --      (5,206,645)

Other income (expenses)                  --             --            --            --             --
                                  -----------    -----------   -----------   -----------    -----------    -----------  -----------

Income (Loss) before income taxes  (4,610,370)      (64,273)        5,917      (255,315)      (282,604)         --      (5,206,645)

Provision for income taxes               --            --             930          --             --            --             930
                                  -----------    -----------   -----------   -----------    -----------    -----------  -----------

Net Income (Loss)                 $(4,610,370)   $   (64,273)  $     4,987   $  (255,315)   $  (282,604)   $     --     $(5,207,575)
                                  ===========    ===========   ===========   ===========    ===========    ===========  ===========

Loss per weighted share of
common stock outstanding,
computed on net income (loss)
- basic and fully diluted                                                                                                   $ (0.28)
                                                                                                                        ===========

Weighted average number of
shares of common stock
outstanding - basic and
fully diluted                                                                                                            18,634,434
                                                                                                                        ===========



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