Form 10KSB
period 2004-12-31
VOIP  INC
filed 2005-03-30
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period ____________to____________

                        Commission file number 000-28985

                                   VOIP, INC.

                 (Name of small business issuer in its charter)

                 Texas                                           75-2785941
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

    12330 SW 53rd Street, Suite 712                                 33330
        Ft. Lauderdale, Florida                                  (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (954) 434-2000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  X  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were:  $2,619,393.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $98,248,877 at December 31, 2004.

At March 18, 2005, the registrant had outstanding 26,378,132 shares of par value $.001 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                                TABLE OF CONTENTS


PART I.........................................................................1

   ITEM 1. DESCRIPTION OF BUSINESS.............................................1

   ITEM 2. PROPERTIES.........................................................18

   ITEM 3. LEGAL PROCEEDINGS..................................................18

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................18



PART II.......................................................................19


   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........19

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........20

   ITEM 7. FINANCIAL STATEMENTS...............................................23

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE........................................................23



PART III......................................................................25

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....25

   ITEM 10. EXECUTIVE COMPENSATION............................................26

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....27

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................27

   ITEM 13. EXHIBITS..........................................................28

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................28

                                   VOIP, INC.

PART I

ITEM 1.  BUSINESS
         --------

 Overview

         VoIP, Inc. (referred to herein as the Company, we, or us) is an emerging global service provider of superior quality Voice over IP, ("VoIP") based solutions offering residential and business customers more user friendly and affordable ways to communicate. VoIP, Inc. also manufactures products and provides services to Internet Service Providers, Telecommunication Service Providers and Cable Operators in strategic countries around the world. VoIP,
Inc., through its subsidiaries, provides a comprehensive portfolio of IP multimedia-based solutions ranging from subscriber based voice services, to SIP based infrastructure design and deployment, to broadband customer premise equipment design and implementation services, as well as engineering design, manufacturing and distribution of wireless broadband technology. VoIP, Inc. has applied for a patent for its state of the art VoIP Multimedia Terminal Adaptor which today supports the FCC Commission's desire for VoIP providers to deliver Emergency 911 Calling, Disability Access, and Law Enforcement Access capabilities to the marketplace.

Historical

         VoIP, Inc. is a Texas corporation that was formerly known as Millennia Tea Masters, Inc. Its original business was importing from Sri Lanka and selling a line of fine teas. Absence of capital and personnel forced the Company to concentrate its efforts via direct mail and the Internet. Management of the Company was receptive to an opportunity to expand its business into one or more activities providing greater opportunities for growth, and on March 1, 2004, the Company announced that it had accepted an unsolicited offer to issue a controlling block of common stock to an investor wishing to contribute his business assets, intellectual property and sales opportunities to a publicly traded company. On February 27, 2004, the Company issued 12,500,000 shares representing 87.8% of shares outstanding in exchange for $12,500 with the agreement to contribute two companies to engage in a specialty telecommunications business as described below. The Company subsequently changed its name to VoIP, Inc. The Company then moved its headquarters from Dallas, Texas to Fort Lauderdale, Florida and underwent a change in the Board of Directors and management. IN December 2004 the Company sold its remaining inventory of teas and discontinued the tea segment. The Company now operates in only one business segment.


Industry Background

         According to Internet World - Stats, the current world market for telecommunications is estimated at 513 billion dollars and the market opportunity of the global information industry as at least 1.3 trillion dollars.

         The advance of broadband delivery of the Internet into residential and small offices has opened up a large market for high-speed services to be delivered in a manner that is independent of the actual wires connected to each property. Nearly three out of four households with basic phone service have Internet access, and of that 75% of all households in the US, almost half, have broadband access. (Source: Nielsen/NetRatings) The penetration of broadband is rising at around 2.5% per month. These growth figures are even higher in other nations, which have only recently been implementing systems after understanding and modeling their platforms on what has become the standard in the United States.

         An additional factor in the cost savings of VoIP is the relatively inexpensive nature of IP transit data at the "core" of the Internet. In the late 90's, a large amount of capital was invested in fiber connectivity in between major metropolitan areas. Due to market forces, this fiber became available at incredibly inexpensive rates, and a "bandwidth glut" or "fiber glut" occurred at the core of the Internet, driving costs down.

         The costs paid by consumers for traditional telephony are still in the hundreds of billions of dollars. It is possible for VoIP services to undermine large sections of that revenue and provide significant cost savings by using packet-switched networks to deliver the same call quality to the same destinations, but at a heavily discounted rate to the service provider. The "fiber glut" at the core of the network is fueling this growth by keeping bandwidth prices low for IP services even over long distances, while traditional telephony providers are unable to compete against the new model that strips the usefulness from their antiquated telephony equipment, which is still capitalized at billions of dollars over its (now) very low value.

         VoIP is a technology that enables voice communications over the Internet through the compression of voice into data packets that can be transmitted over data networks and then converted back into voice at the other side. Data networks, such as the Internet or local area networks (LANs), have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer). The most common protocol used for communicating on these packet switched networks is internet protocol, (IP). VoIP allows for the transmission of voice along with other data over these same packet switched networks, and provides an alternative to traditional telephone networks, which uses a fixed electrical connection to carry voice signals through a series of switches to the final destination.

         As a result of the cost savings and added features of VoIP, the Company believes that many consumers, business, cable television providers and traditional telecommunication providers are viewing VoIP as the future of telecommunications. VoIP has experienced significant growth in recent months.

         The telephone networks maintained by many local and long distance telephone companies were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these traditional telephone networks are very reliable for voice communications, they are not well suited to service the explosive growth of digital communication applications for the following reasons:

         Until recently, telephone companies have avoided the use of packet switched networks for transmitting voice calls due to the potential for poor sound quality attributable to latency issues (delays) and lost packets which can prevent real-time transmission. Recent improvements in packet switch technology, compression and broadband access technologies, as well as improved hardware and provisioning techniques, have significantly improved the quality and usability of packet-switched voice calls.

         Packet-switched networks have been built mainly for carrying non real-time data, and the advantages of such networks are their efficiency, flexibility, reliability and scalability. Bandwidth is only consumed when needed, networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth and many terminals can share the same connection to the network. As a result, significantly more traffic can be transmitted over a packet switched network, such as a home network or the Internet, than a circuit-switched telephony network. Packet switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, fax and data traffic over the same network. The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower telephony rates.

         The exponential growth of the Internet in recent years has proven the scalability and reliability of these underlying packet switched IP based networks. As broadband connectivity has become more available and less expensive, it is now possible for service providers like us to offer voice services that run over these IP networks to consumers and business worldwide.

Marketing and Business Strategy

         Most VoIP service providers have focused on the Internet as a primary method to market and retail their products. A few companies have placed their products on the shelves of a limited number of retail computer stores; however, with the enormous amount of products that these stores carry, these products are easily overlooked and unexplained. We have taken steps to place our products in the hands of manned retail outlets across the US that have trained sales agents to sell the products.

         Our competitors are focused on the United States market, while providing innovative and focused solutions for reseller channels in the United States we will also be focused on the international market. The highest margin revenue stream is from the off net origination and termination of international calls from customers outside the United States. The extensive industry experience and potential customer and partner contacts of the Company's executives will assist the rapid establishment of competitive services and aggressive international sales channels.

         Each country has domestic and regional markets. Through the use of multiple web sites, regional rate plans and multi-language support, and multi-currency billing, we will work with in-country partners to provide local POP's (Points of Presence) that will permit local telephone and 800 numbers to be available for local marketing and for the sale to overseas customers. Interconnection with local carriers and PTT's (Postal, Telegraph, and Telephone) will in turn reduce the off net termination costs to that country and open access to the multi-billion dollar international wholesale long distance minutes market.

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

         The Company plans to expand its service footprint in about 25 new markets monthly concentrating primarily on the major United States metropolitan areas. The Company's plan is to launch service in over 200 markets by year's end as part of VoIP, Inc.'s strategic focus on IP-based communications services. International markets will be opened in parallel with domestic US markets. Due to the nature of IP telephony, these markets are not significantly more complex to weave into the existing back-office design, although often there are regulatory issues in each nation which must be managed appropriately. The Company's goal is to sign up 2.3 million business and consumer customers by 2007, including domestic and international subscribers.

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

         Customers can access the eGlobalphone network for long-distance telephony from any high speed Internet connection anywhere in the world. The eGlobalphone service provides a two line patent pending MTA (Multimedia Terminal Adaptor) with built-in router and many enhanced functions such as Quality of Service (QoS) bandwidth management, failure-resistant backup systems, and low-bandwidth codec support. The MTA is manufactured by iCable System Co. Ltd. a Korean company that is contractually tied to VoIP-Solutions, Inc a wholly owned subsidiary of VoIP, Inc. By having our own propriety MTA with custom designed enhanced features we believe that we have a distinct advantage over our competition based on these enhancements and our patent pending 911 emergency access. eGlobalphone is believed to be the only VoIP company offering 911 emergency access and integration with the existing infrastructure without the use of a third party database. This proprietary system utilizes an automated switching circuit to route the call to the user's local emergency service provider (911 call center) and will also "fail safe" in the event of a power outage or Internet service interruption.

         eGlobalphone Service is different than traditional phone services, because through the use of IP-based networks it will offer customers typical features such as call waiting, three-way calling, and call forwarding, and far more advanced ones as well including: voicemail, caller ID, call transfer, caller ID blocking, and voicemail-to-email service. Low-priced directory information (411) services, conference call capabilities, "follow-me" calling, and other features are offered as additional line items or per-call products which contribute to the revenue stream for this product.

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

         The Company's VoIP Solutions, Inc. subsidiary is an emerging global service provider of Voice over IP based solutions to Internet Service Providers, Telecommunications Service Providers and Cable Operators in strategic countries around the world. VoIP Inc, through its subsidiary, provides a comprehensive portfolio of IP multimedia-based solutions ranging from subscriber based voice services, to SIP based infrastructure design and deployment, to broadband customer premise equipment design and implementation services, as well as engineering design, manufacturing and distribution of wireless broadband technology. VoIP, Inc. has applied for a patent for its state of the art VoIP Multimedia Terminal Adaptor which today supports the FCC Commission's desire for VoIP providers to deliver Emergency 911 Calling and Law Enforcement Access capabilities to the marketplace.

         VoIP, Inc. plans to support marketing of the VoIP-Solutions subsidiary with an extensive communications campaign that will include mass market advertising directly to industry leaders, and through direct mail, virtual marketing and online advertising in addition to an extensive network of value added resellers through out the world. The biggest problem facing small carriers and cable operators, is that they lack the money to build a telephone network. Prior to this year, getting into voice was considered capital-intensive and out of reach for small and medium-level operators, thus one of the primary reasons that VoIP-Solutions was created. We have entered into the market to offer the `back office' infrastructure to make voice possible for small and medium-sized cable companies, ISP's and MSO's.

         More and more cable companies want to get into phone service as a way to remain competitive, especially as satellite companies and even local telephone carriers are snatching away customers by offering video and high-speed Internet capability. There is wide-open competition in the home telephone market and one of the reasons that we have put so much emphasis on our VSP (Virtual Service Provider) model. This product is in compatible with the small and medium-sized cable companies, ISP's and MSO's allowing them to maintain customer ownership and increase revenues while eliminating the cost of network infrastructure and the learning curve that is sometimes, an expensive lesson.

         On July 14, 2004 the Company announced its first Virtual Service Provider partner and continues to establish its products in a niche market with small- and medium-sized cable companies, ISP's and MSO's. The Company seeks to add over 100 Virtual Service Provider partner's by the December 31, 2005, year end.

         Our experience in the IP networking and VoIP technology arenas allow us to offer rapid project assessment and subsequent deployment of a voice services infrastructure to a customer with an existing IP network such as an ISP (Internet Service Provider), CLEC (Competitive Local Exchange Company), PTT (Public Telephone and Telegraph) and PCO, (Private Cable Operator.) Our solutions involve delivery of portions of a SIP-based infrastructure (cost-effective media gateways, transcoding solutions, SIP proxies) or a full turn-key system with components that are custom designed to work with each other: (Billing system, invoice system, least-cost-routing, rate import/exports, etc.) Our combined technology, expertise, resources within the telephony community, and ability to provide right-priced solutions comprise a strong value combination for our customers as they bring their existing base of Internet users into a VoIP product line.


         To date, we have not incurred significant advertising and promotional expenses as we have not had the working capital to fund significant mass media advertising expenditures.

         We offer individuals and businesses the opportunity to become resellers of our eGlobalphone services through our affiliate and reseller programs. Resellers are able to purchase bulk eGlobalphone accounts and hardware at reseller specific rates that they are then able to resell these accounts to private individuals under the eGlobalphone brand. With the new benefits of wireless networks, VoIP Solutions can leverage the use of the VoIP-Solutions MTA product and knowledge.

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

         The Company maintains an inventory of all VoIP-Solution's products for sale to end-users, carriers and resellers. Included is the Flag Ship product "MTA" (Multimedia Terminal Adaptor) the MTA's are manufactured with varying options to meet the demands of today's network operators for tomorrows future IP networks, products include:

VoIP ADSL Modem (SIP)

o        MTA-A201C - 1 line VoIP, 1 line PSTN
o        MTA-A201W - 2 lines VoIP / LAN (802.11b) or (g)
o        MTA-A201CW - 1 line VoIP, 1 line PSTN / LAN (802.11b) or (g)
o        VoIP Cable Modem (SIP)
o        MTA-C102 - 2 Line VoIP
o        MTA-C101C - 1 Line VoIP, 1 Line PSTN
o        MTA-C102W - 2 lines VoIP / LAN (802.11b) or (g)
o        MTA-C102CW - 1 line VoIP, 1 line PSTN / LAN (802.11b) or (g)
o        VoIP MTA (SIP)
o        MTA-102 - 2 lines VoIP
o        MTA-102C - 1 line VoIP, 1 line PSTN
o        MTA-102W - 2 lines VoIP / LAN (802.11b) or (g)
o        MTA-102CW - 1 line VoIP, 1 line PSTN / LAN (802.11b) or (g)


         The Company has developed intellectual property and software for the soft switch platform and associated applications developed for the eGlobalphone service. This includes the source code for the switching servers and related application servers. An agreement with Porta One provides access to software source code and database schema that permit custom application, layer development and integration. Along with the billing and back office application, VoIP Solutions can supply all of the components, services and customization to fully equip a VoIP Telco.

         DTNet Technologies Inc. is a primary importer and distributor of cable network components, cable modems, ADSL modems, wireless products and other Customer Premise Equipment for the cable and Telco industries. Established in 1999, their 1,000 plus clients include AT&T, Comcast, Cox Cable, Bell South, Time Warner as well as regional and local Multiple Service Operators (MSO's). DTNet has experienced strong growth sales for the past three years, increasing from approximately $2 million in 2001 to $2.9 million in 2002 and $4.7 million in 2003. With the addition of the products from VoIP, Inc., specifically the Multi Media Terminal Adaptor and the Virtual Service Provider solution, 2005 sales are projected to reach $7.5 million. DTNet has established itself as a respected supplier to the cable industry. This includes a strong relationship and platinum customer status with the National Cable Television Cooperative
(NCTC), representing over 1000 cable operator members.

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

         VoIP, Inc.'s DTNet subsidiary seeks to pursue cable companies for voice deals: The availability of VoIP hardware and services from other VoIP Inc. subsidiaries has positioned DTNet to be a leader in marketing VoIP, Inc.
products and services into this channel. The NCTC is in the process of evaluating DTNet as the preferred VoIP vendor and contracts are in progress with over 20 members for the supply of outsourced services, Customer Premise Equipment (CPE), and wholesale long-distance, local, and international call termination/origination. The desire of cable companies to diversify their service offerings to increase their revenue and profitability will be the motivation for interest in the combined offerings of DTNet and VoIP, Inc.'s newly combined abilities and product lines.

         Effective September 1st, 2004, VoIP Inc. closed the acquisition of Vox Consulting Group, Inc., d/b/a VoIP Americas, a Florida corporation. The acquisition took the form of an exchange of 1,000,000 shares of VoIP restricted common stock in exchange the all issued and outstanding shares of VoIP Americas common stock.

Our Strategy

         Our objective is to build a profitable, worldwide enhanced telephony services company that provides rich media IP services with minimum infrastructure costs. We intend to bring the best possible voice products and services, at an affordable price, to consumers and businesses and enhance the ways in which these customers communicate.


Our strategy to accomplish this objective is to:

         o Capitalize on our technological expertise to introduce new products and features. Over the past year, we have developed or acquired several core technologies that form the backbone of our voice over IP service, and we intend to continue to develop new products and enhancements. We developed the CPE (Customer Premises Equipment) technologies used to provide voice service, and control the software and firmware that run these CPE devices. As a result, we are able to update customer CPE without any third party assistance.
         o        Offer the best possible  service and support to our customers.
                  We have established a call center and customer support group at our headquarters in Fort Lauderdale Florida.. In the second quarter of fiscal 2005, we expect to be providing 24-by-7 support to our worldwide subscriber base. We also expect to make significant upgrades or acquire existing system infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners. In an emerging industry with world-changing technologies, we are focused on our customers and their experience with eGlobalphone.
         o Develop additional distribution channels. We have established relationships with several resellers and distributors of telecommunications products. To further accelerate growth of our VSP (Virtual Service Provider) platform consumer and enterprise offerings, we intend to build upon our existing relationships and establish new relationships with distributors, value added resellers and system integrators, other service providers and retailers to make our products more readily available and accessible to potential customers of our service.


Network Operations

         We have a centrally managed platform that monitors and manages all network elements and devices at the physical and logical layers which support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of this system include: customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing, call reliability and call detail records. Our platform monitors our process of digitizing and compressing voice into packets and transmits these packets over
data  networks  around  the  world.  We  maintain  a  softswitch,   which  is  a
software-based product that manages call admission, call control, call rating and routes calls to an appropriate endpoint. Unless the recipient is using an Internet telephony device, the packets representing a voice and/or video call initiated by a eGlobalphone subscriber are sent to a gateway belonging to one of our partner telecommunications carriers, where the packets are reassembled and the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.


Network Operations Center

         We maintain Network Operations Centers at the NAP of the Americas in Miami, Florida and at 111th 5th Avenue, New York City. We employ a staff of individuals with experience in both voice and data operations to provide twenty-four hour support to our subscribers. Additional network operations support is provided by our engineers in Ecuador. We use various tools to monitor and manage all elements of telephone calls in real-time. Additionally, our Network Operations Center provides technical support to troubleshoot equipment and network problems.


Customer and Technical Support

         We maintain a call center at our headquarters in Fort Lauderdale, Florida and have a staff of employees and contractors that provide customer service and technical support to customers. We also provide customer service and technical support directly to our resellers, and certain resellers provide their own support directly to their sub-resellers and end users.

Interconnection Agreements

         We are party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network.

Manufacturing and Suppliers

         We outsource the manufacturing of our Multimedia Terminal Adaptors to our South Korean partner, who provides offshore inventory and delivery services worldwide. Our Korean partner has in-house PC board pressing, case design and manufacturing, and board processing facilities, making them less susceptible to supply chain dropouts that may cause other manufacturers difficulty.

         The primary chipset used in the CPE units is the Broadcom(R) chipset, for which there is an available supply path and rapid delivery periods. It is not anticipated that there will be any significant shortfalls in the ability to produce equipment or deliver equipment, given past experience and current operating procedures, even under heavy volume sales.

         We rely on multiple telecommunications providers to originate and terminate substantially all of our PSTN telephone calls. While we believe that relations with our suppliers are good, there can be no assurance that our suppliers will be able or willing to supply products and services to us in the future. While we believe that we could replace our suppliers if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition and results of operations.

Research and Development

         The VoIP industry is characterized by rapid technological changes and advances. Accordingly we are making continued efforts and investments in the design and development of new products and services, and enhancements and features to existing products and services. Our current and future research and development efforts relate to our VSP, eGlobalphone, 1-800-TalkTime, and the Multimedia Terminal Adaptor products future products under development consist of new endpoints for subscribers of our service WiMax phones and IP set top box products.

Licensing and Development Arrangements

         We have licensed portions of our systems technology and software platform to our VSP customers. Such arrangements may enable these companies to use our technology to produce services that compete with our VoIP telephony products. We also OEM manufacture certain of our MTA VoIP telephony products to VSP customers, or OEMs (Original Equipment Manufactures). Only certain of these OEM licensees may sell products based on the licensed technology to third parties, while other licensees are limited to sales of such technology as part of multimedia communication systems or sub-systems. The Company expects to continue licensing its technology to others, many of whom may be located outside of the United States. In addition to licensing its technology to others, the Company from time to time may take a license to technology owned by third parties and currently relies upon certain technology, including hardware and software, licensed from third parties. Inventories

         All the inventories are kept in our local facility in Ft. Lauderdale, Florida. Our local inventory and supply methods provide adequate capacity for most order volumes, but special orders or multi-thousand unit deliveries are typically drop-shipped from Korea. All softswitch and "back office" solution materials are also kept on-site for customer deployment, except in cases where local purchase of equipment is less difficult or less costly than in-country sourcing.

         The "cascading provisioning" server method that is used in the network allows for the "out-of-box" configuration and deployment of CPE hardware without ever being configured on the customer's network. This means that deployment time can be reduced drastically for field-shipping equipment, and no intermediate warehouse or customer care steps are required. Devices are delivered from overseas and can be directly put into production by any of our customers without manual configuration. This is significantly different than most other hardware and softswitch providers, in that our solution removes the requirement for customer configuration of equipment (which is confusing and slow) or two-step shipping (which is costly and slow.)

Competition

         At the present time, we believe that no direct competitor offers the full suite of components and services that VoIP, Inc. will be able to provide to customers. Each individual solution is offered by a wide variety of competitors.

These primary competitors of each company include the following:

         o eGlobalphone: Vonage, Packet8, DeltaThree, Voicepulse as well as incumbent telephone carriers, and other providers of traditional and legacy telephone service.

         o        VoIP  Solutions:   (Hardware):  Sipura,  Grandstream,   Cisco,
                  Mediatrix

         o        VoIP Solutions: (SIP softswitch):  Nuera, Broadsoft,  Pingtel,
                  Nortel

         o        VoIP Solutions: (integration): Accenture, Hughes Software

         o VoIP Americas: (wholesale) Several Tier 1 and 2 competitive carriers

         We have secured some of the industry's best and most forward thinking software developers and engineers. This team will continue to develop innovative new products and services to propel our company past our competition and into the mainstream. Our development resources and marketing expertise, coupled with continued complementary acquisitions makes us unique in our industry and one of the leaders in our field.

         Our  Multimedia   Terminal  Adapter  (MTA)  design  and   manufacturing
capability gives the company a competitive advantage over other VoIP suppliers through the latest SIP technology, enhanced features and built-in router.

         In addition, we have entered into multiple agreements with various Carriers that provide the company with some of the industry's best rates. These rates enable the company to not only resell these minutes, wholesale, to other Carriers but allow us to make maximum profit on the minutes sold through our VoIP Solutions' Virtual Service Provider (VSP) platform and eGlobalphone subscriber based offering.

Regulation

         The  Company  currently  is as a  value  added  service  provider.  The hardware, integration, softswitch, and wireless portions of the firm are expected to remain unthreatened by regulation in major nations in which the Company expects to do business. The eGlobalphone service offering may potentially experience regulatory pressures as the United States makes changes in its telecommunications law to encompass VoIP services. The imposition of government regulation on our business could adversely affect our operations by requiring additional expense to meet compliance requirements.

         1) Regulation is expected to be applied to the following areas of our service: E911, CALEA (law enforcement wiretap) and USF taxation.

                  a. Our existing E911 service addresses this concern already, and we are working with industry groups to also address E911 delivery via the network when that technology becomes mature and affordable. The combined delivery methods should adequately protect the Company against negative regulatory or economic pressure in the future.

                  b. CALEA data delivery is almost complete in the system for the basics of call status and PIN tapping. The additional steps of call monitoring and call splitting are yet to be even defined, though it is not anticipated that their deployment would require anything other than minor expense for adequate compliance with these laws, given current technology.

                  c. USF (Universal Service Fee) taxation has been explicitly not required for data services. The classification of VoIP as a value added data service has clearly indicated that it is outside of the USF charter.

         2) Comments by the FCC staff have indicated that VoIP will be handled in a relatively "hands-off" manner until the industry is more mature and capable of competing directly with RBOC and ILEC carriers. This is anticipated to be at least another two years.

         3) Even with additional regulations and if they were to be applied, the costs of compliance would be significantly lower than those of traditional telephony, as these regulatory structures are already being considered and compensated for in design aspects of the network.

         4) Our primary focus on non-US customers should limit our exposure in the United States.


Intellectual Property and Proprietary Rights

         Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. We cannot predict whether our pending patent applications will result in issued patents. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining technology leadership. To protect our trade secrets and other proprietary information, we require our employees to sign agreements providing for the maintenance of confidentiality and also the assignment of rights to inventions made by them while in our employ. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents

         o VoIP. The patent pending E911 bypass system developed and integrated into the CPE is a key differentiator in equipment for VoIP deployment.

         o The Pathfinder 2.0 "cascading provisioning server" feature for deployment of zero-touch hardware is additionally a novel approach to deployment of equipment, and is a new development that is exclusive to VoIP, Inc.'s platform.

Employees

         VoIP, Inc. currently employs 35 persons in the following capacities: 5 executive officers, 8 general administrative, 11 sales and marketing, and 11 technology personnel, respectively. We consider our relations with our employees to be good. We have never had a work stoppage, and none of our employees is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key technical personnel. None of our key personnel are bound by employment agreements that prohibit them from ending their employment at any time. Competition for qualified personnel in our industry and geographical location is intense. We cannot assure you that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future. Our corporate headquarters are located at: 12330 SW 53rd Street, Ft. Lauderdale, FL 33330.


                                  RISK FACTORS

         You should carefully consider each of the following risk factors and all of the other information in this Prospectus. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially and adversely affected. If that happens, the trading price of our Shares could decline significantly. The risk factors below contain forward-looking statements regarding our company. Actual results could differ materially from those set forth in the forward-looking statements.

Cautionary Statement Regarding Forward-Looking Statements

         This Prospectus contains forward-looking statements relating to events anticipated to happen in the future. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Forward-looking statements also may be included in other written and oral statements made or released by us. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences. These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

         o our ability to market our services successfully to new subscribers;
         o        our ability to retain a high percentage of our customers;
         o the possibility of unforeseen capital expenditures and other upfront investments required to deploy new technologies or to effect new business initiatives;
         o our ability to access markets and finance network developments and operations;
         o our expansion, including consumer acceptance of new price plans and bundled offerings;
         o        additions  or  departures  of key  personnel;
         o competition, including the introduction of new products or services by our competitors;
         o existing and future laws or regulations affecting our business and our ability to comply with these laws or regulations;
         o our reliance on the Regional Bell operating company's systems and provisioning processes;
         o        technological innovations;
         o        the outcome of legal and regulatory proceedings;

         o general economic and business conditions, both nationally and in the regions in which we operate; and
         o other factors described in this document, including those described in more detail below.

         We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.


                      RISK FACTORS RELATED TO OUR INDUSTRY

         Our  business  may  be  adversely   affected  by  developments  in  the
telecommunications industry.

         Through the year 2000, the telecommunications market experienced rapid growth spurred by a number of factors, including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. Commencing in 2001 and continuing thereafter, the telecommunications industry experienced a reversal of some of these trends, marked by a sharp contraction in the availability of capital, dramatic reductions in capital expenditures by service providers and financial difficulties and, in some cases, bankruptcies experienced by service providers. These conditions caused a substantial reduction in demand for telecommunications equipment.

         We expect the developments described above to continue to affect our business in the following manner:

         o        our ability to accurately forecast revenues is diminished;
         o        our revenues could be reduced; and
         o we may incur losses because a high percentage of our operating expenses are and will continue to be fixed in the short-term.

         Our business, operating results and financial condition could be materially and adversely affected by any one or a combination of the above.

The market for VoIP products for the new public network is evolving and our business will suffer if it does not develop as we expect.

         The market for our products is rapidly evolving. Our technology may not be widely accepted as a platform for voice and a viable market for our products may not develop or be sustainable. If this market does not develop, or develops more slowly than we expect, we may not be able to sell our products in significant volumes, or at all.

If we do not respond rapidly to technological changes or to changes in industry standards, our products could become obsolete.

         The market for VoIP products is likely to be characterized by rapid technological change and frequent new product introductions. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete. If the standards adopted are different from those that we have chosen to support, market acceptance of our products may be significantly reduced or delayed. If our products become technologically obsolete, we may be unable to sell our products in the marketplace and generate revenues.

                          RISKS RELATED TO OUR COMPANY

Our revenues have been generated from a limited number of customers, and we will not be successful if we do not grow our customer base.

         To date, we have sold our products to a limited number of customers. To be successful, we will need to greatly expand our customer base and users of our products.

         The growth of our customer base could be adversely affected by:

         o        customer unwillingness to implement our new VoIP products;
         o any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;
         o        new product introductions by our competitors;
         o        any failure of our products to perform as expected; or
         o any difficulty we may incur in meeting customers' delivery requirements.

         If we do not expand our customer base to include additional customers that deploy our products in all of their applications, our revenues will not grow significantly, or at all.

We will not retain customers or attract new customers if we do not anticipate and meet specific customer requirements or if our products do not interoperate with our customers' existing networks.

         To achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to, customer requirements and offer products that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The introduction of new or enhanced products also requires that we carefully manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. If we fail to develop products and offer services that satisfy customer requirements, or to effectively manage the transition from older products, our ability to create or increase demand for our products would be seriously harmed and we may lose current and prospective customers.

         Many of our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications. Issues caused by an unanticipated lack of interoperability may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our hardware and software development efforts and cause significant customer relations problems. If our products do not interoperate with those of our customers' networks, installations could be delayed or orders for our products could be cancelled, which would seriously harm our gross margins and result in loss of revenues or customers.

We may not become profitable.

         We have incurred significant losses since our inception and, as of December 31, 2004, had an accumulated deficit of $4,639,386. We have not achieved profitability on an annual or quarterly basis and may incur additional net losses in future quarters and years. Our revenues may not grow and we may not generate sufficient revenues to sustain profitability.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

         Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect our revenues and results include the following:

         o fluctuation in demand for our VoIP products and the timing and size of customer orders; o cancellations or deferrals of existing customer orders or the renegotiations of existing contractual commitments; o the length and variability of the sales cycle for our products; o new product introductions and enhancements by our competitors and us; o timing of revenues recognition and amount of deferred revenues; o changes in our pricing policies, the pricing policies of our competitors and the prices of the components of our products; o our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner; o the mix of product configurations sold; o our ability to obtain sufficient supplies of sole or limited source components; o our ability to attain and maintain production volumes and quality levels for our products; o costs related to acquisitions of complementary products, technologies or businesses; and

         o general economic conditions, as well as those specific to the telecommunications, networking and related industries.

         Our operating expenses are largely fixed in the short-term and, as a result, a delay in generating or recognizing revenues for the reasons set forth above, or for any other reason, could cause significant variations in our operating results. If revenues for a particular quarter are below expectations, we may not be able to reduce operating expenses proportionally for the quarter. Any such revenue shortfall would, therefore, have a disproportionate effect on our operating results for the quarter.

         We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably substantially decrease.

We have incurred substantial losses resulting from issuance of common stock and warrants at prices below the market values of the common stock.

         On August 4th, 2004, the Company issued 4,400,000 warrants to two executives to acquire 2,200,000 shares at $1.00 per share each. The additional compensation of $1,936,000, shown in General and Administrative expenses in the Consolidated Statement of Operations, is the difference between the market price of the shares and the $1.00 purchase price.

If we fail to retain needed personnel, the implementation of our business plan could slow or our future growth could halt.

         Our business depends upon highly-skilled engineering, sales, marketing and customer support personnel. Any failure to retain needed qualified personnel could impair our growth. Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees is bound by employment agreements for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products.

We may face risks associated with international sales that could impair our ability to grow our revenues abroad.

         We intend to market our products into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including.

         o greater difficulty collecting accounts receivable and longer collection periods;
         o difficulties and costs of staffing and managing international operations;
         o        the impact of differing technical standards outside the United
                  States
         o        the  impact of  recession  in  economies  outside  the  United
                  States;
         o unexpected changes in regulatory requirements and currency exchange rates;
         o        certification requirements;
         o reduced protection for intellectual property rights in some countries;
         o        fluctuation in currency exchange rates;
         o        potentially adverse tax consequences; and
         o        political and economic instability

We are entirely dependent upon our VoIP products and our future revenues depend upon their commercial success.

         Our future growth depends upon the commercial success of our VoIP products. We intend to develop and introduce new products and enhancements to existing products in the future. We may not successfully complete the development or introduction of these products. If our target customers do not adopt, purchase and successfully deploy our current or planned products, our revenues will not grow.

If we fail to compete successfully, our ability to increase our revenues or maintain profitability will be impaired.

         Competition in the telecommunications market is intense. This market has historically been dominated by large companies that possess greater resources and operating histories. We will also face competition from other large telecommunications and networking companies, some of which have entered our market by acquiring companies that design competing products. In addition, several smaller and most private companies have announced products that target the same market opportunities similar to those we address. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

         Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources. Further, some of our competitors sell significant amounts of other products to our current and prospective customers. Our competitors' broad product portfolios, coupled with already existing relationships. may cause our customers to buy our competitors' products or harm our ability to attract new customers.

         To compete effectively, we must deliver products that:

         o        provide extremely high reliability and voice quality;
         o        scale easily and efficiently;
         o interoperate with existing network designs and other vendors' equipment;
         o        provide effective network management;
         o        are  accompanied  by   comprehensive   customer   support  and
                  professional services; and
         o provide a cost-effective and space-efficient solution for service providers.

         If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations, loss of revenues and reduced gross margins.

We depend upon contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships.

         We rely on a small number of contract manufacturers to manufacture our products according to our specifications and to fill orders on a timely basis. Our contract manufacturers provide comprehensive manufacturing services, including assembly of our products and procurement of materials. Each of our contract manufacturers also builds products for other companies and may not always have sufficient quantities of inventory available to fill our orders or may not allocate their internal resources to fill these orders on a timely basis. We do not have long-term supply contracts with our manufacturers and they are not required to manufacture products for any specified period. Qualifying a new contract manufacturer and commencing commercial-scale production is expensive and time consuming and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays of our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

We and our contract manufacturers rely on a single or limited source for supply of some components of our products, and if we fail to adequately predict our manufacturing requirements or if our supply of any of these components is disrupted, we will be unable to shop our products.

         We and our contract manufacturers currently purchase several key components of our products from single or limited sources. We purchase these components on a purchase order basis. If we overestimate our component requirements, we could have excess inventory, which would increase our costs. If we underestimate our requirements, we may not have adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

         We currently do not have long-term supply contracts with our component suppliers and they are not required to supply us with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. In the event of a disruption or delay in supply, or inability to obtain products, we may not be able to develop an alternate source in a timely manner or at favorable prices, or at all. A failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously impact our ability to meet these dates and could result in legal action by our customers, loss of customers or harm to our ability to attract new customers.

If we are not able to obtain necessary licenses of third-party technology at acceptable prices, or at all, our products could become obsolete.

         From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third-party licenses required in our current products, or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products.

Our ability to compete and our business could be jeopardized if we are unable to protect our intellectual property or become subject to intellectual property rights litigation, which could require us to incur significant costs.

         We currently rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products, services or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed.

         In addition, we may receive inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. Any parties asserting that our products infringe upon their proprietary rights would force us license their patents for substantial royalty payments or to defend ourselves and possibly our customers or contract manufacturers in litigation. These claims and any resulting licensing arrangement or lawsuit, if successful, could subject us to significant royalty payments or liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

         o stop selling, incorporating or using our products that use the challenged intellectual property;
         o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
         o redesign those products that use any allegedly infringing technology.

         Any lawsuits regarding intellectual property rights, regardless of their success, would be time-consuming, expensive to resolve and would divert our management's time and attention.

Any investments or acquisitions we make could disrupt our business and seriously harm our financial condition.

         We have made four acquisitions, and we intend to consider investing in, or acquiring, complementary products, technologies or businesses. In the event of future investments or acquisitions, we could:

         o issue stock that would dilute our current shareholders' percentage ownership;
         o        incur debt or assume liabilities;
         o incur significant impairment charges related to the write-off of goodwill and purchased intangible assets;
         o incur significant amortization expenses related to purchased intangible assets; or

         o incur large and immediate write-offs for in-process research and development and stock-based compensation.

         Our integration of any acquired products, technologies or businesses will also involve numerous risks, including:

         o problems and unanticipated costs associated with combining the purchased products, technologies or businesses;
         o        diversion of management's attention from our core business;
         o adverse effects on existing business relationships with suppliers and customers;
         o risks associated with entering markets in which we have limited or no prior experience; and
         o potential loss of key employees, particularly those of the acquired organizations.

         We may be unable to successfully integrate any products, technologies, businesses or personnel that we might acquire in the future without significant costs or disruption to our business.

If we are subject to employment claims, we could incur substantial costs in defending ourselves.

         We may become subject to employment claims in connection with employee terminations. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. These claims may result in material litigation. We could incur substantial costs defending ourselves or our employees again those claims, regardless of their merits. In addition, defending ourselves from those types of claims could divert our management's attention from our operations. If we are found liable in connection with any employment claim, we may incur significant costs that could adversely impact our financial condition and results of operations.

The Company is substantially controlled by its management.

         As of December 31, 2004, the executive officers, key employees and directors of the Company and their family members and associates beneficially owned approximately 64% of the shares of outstanding common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors will be in a position to influence the election of all the directors of the Company and to control through their stock ownership the business of the Company.

                           RISKS RELATED TO OUR STOCK

We may seek to raise additional capital in the future, which may not be available to us, and if it is available, may dilute the ownership of our common stock.

         In the future, we may seek to raise additional funds through public or private debt or equity financings in order to:

         o        fund ongoing operations and capital requirements;
         o        take   advantage  of   opportunities,   including  more  rapid
                  expansion   or   acquisition   of   complementary    products,
                  technologies or businesses;
         o        develop new products; or
         o        respond to competitive pressures.

         Any additional capital raised through the sale of convertible debt or equity may further dilute an investor's percentage ownership of our common stock. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations.

Our stock price has been and may continue to be volatile.

         The market for technology stocks in general, and our common stock in particular, has been and will likely continue to be extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

         o        the addition or loss of any major customer;
         o changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;
         o        quarterly variations in our operating results;
         o        changes in financial estimates by securities analysts;
         o        speculation in the press or investment community;
         o        announcements   by  us  or  our   competitors  of  significant
                  contracts,   new   products  or   acquisitions,   distribution
                  partnerships, joint ventures or capital commitments;
         o sales of common stock or other securities by us or by our shareholders in the future;
         o        securities and other litigation;
         o announcement of a stock split, reverse stock split, stock dividend or similar event;
         o economic conditions for the telecommunications, networking and related industries; and
         o        worldwide economic instability.

We do not expect to pay dividends.

         We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain profits, if any, to fund growth and expansion.

Shares that may be eligible for future sale may adversely affect the market price of our Common Stock.

         Sales of substantial amounts of Common Stock by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the Common Stock and could impair our ability to raise capital by selling equity securities. As of March 18, 2005, we believe that approximately 20% of the 26,378,132 shares of Common Stock currently issued and outstanding are freely transferable without restriction or further registration under the securities laws, unless held by "affiliates" of the Company, as that term is defined under the securities laws.

Our Company is substantially controlled by our management team.

         As of December 31, 2004, the executive officers, key employees and directors of our Company and their family members and associates beneficially owned approximately 66% of the shares of outstanding common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors will be in a position to influence the election of all the directors of the Company and to control through their stock ownership the business of the Company. The management of the Company is controlled by our Board of Directors, comprised of one Director.

Recent Developments

VoIP, Inc. Names "William Staffeld" as Vice President of Global Sales & Carrier Relations for VoIP Americas Subsidiary
FORT LAUDERDALE, Fla.--(BUSINESS WIRE)--March 22, 2005--VoIP Inc. (OTCBB:VOII) announced today that William Staffeld, former Director of North America Sales & Enhanced Network Services for iBasis, Inc., has joined the Company as Vice President of Global Sales.

VoIP Inc. Releases Pathfinder 2.0
Provisioning Server Software Enables Broadband Providers to Add VOIP Services FORT LAUDERDALE, Fla.--(BUSINESS WIRE)--March 15, 2005--VoIP Inc. (OTCBB:VOII) announced today the release of the latest version of its provisioning server application software. The new release enables Broadband Providers to add VOIP services through the Company's Multimedia Terminal Adapter (MTA).


VoIP Inc. Enhances Network Infrastructure to Support Growth and Redundancy of All Network Elements New York location provides additional redundancy and improved QoS
FORT LAUDERDALE, Fla.--(BUSINESS WIRE)--March 2, 2005-- VoIP Inc. (OTCBB:VOII) announced today that it had added an additional Point of Presence by co-locating and adding network elements to its VOIP systems in Level 3's state-of-the-art Data Center located in New York City.

VoIP Inc. Acquires 1-800-TALKTIME Brand
Company Expects Brand to Be the Household Name for VOIP Telephone Services MIAMI--(BUSINESS WIRE)--Feb. 24, 2005--VoIP Inc. (OTCBB: VOII) announced today at the INTERNET TELEPHONY Conference & EXPO that it purchased the 1-800-TALKTIME(R) registered trademark and other assets from Creative Marketing Associates, Inc. The terms of the Asset Purchase Agreement were not disclosed.

VoIP, Inc. Receives Customer Interaction Solutions Magazine's IP Contact Center Technology Pioneer Award
FORT LAUDERDALE, Fla.--(BUSINESS WIRE)--March 1, 2005--VoIP Inc. (OTCBB:VOII) announced today that Technology Marketing Corporation's (TMC(R)) Customer Interaction Solutions(R) magazine (www.cismag.com) has named the Company as a recipient of a 2005 IP Contact Center Technology Pioneer Award. Customer Interaction Solutions has been the leading publication in CRM, call centers and teleservices since 1982(TM).

VoIP, Inc. Announces Beta Deployment of Native VoIP(TM) -- Offers Industry First voipsla(TM)
FORT LAUDERDALE,  Fla., Feb. 22  /PRNewswire-FirstCall/ -- VoIP Inc. (OTC OTCBB:
VOII) announced today that its subsidiary VoIP Americas has released the beta of its latest enterprise offering -- Native VoIP(TM). The new service will allow new and current IP PBX operators to peer directly with via The Internet to gain access to the Public Switched Telephone Network (PSTN) and fully leverage the functionality of their next generation systems.


ITEM 2.  PROPERTIES
         ----------

         As of December 31, 2004 the Company is leasing a 3,000 square foot office/warehouse building in Fort Lauderdale, Florida from a non-related third party for an annual amount of $37,572.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. No pending legal proceeding is deemed by the Company to pose the risk of any material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

                        COMMON STOCK AND DIVIDEND POLICY

Market Information

         Our common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol VOII. The following table shows the price range of the Company's common stock since it was initially quoted in March 2004 until December 31, 2004.


            Quarter Ended                   High             Low
            -------------                   ----             ---
            3-31-04                         $0.85           $0.85
            6-30-04                         $3.75           $1.40
            9-30-04                         $3.10           $1.10
            12-31-04                        $4.80           $1.13

Holders

         As of March 18, 2005, 26,378,132 common shares of the Company's common stock are held of record by 264 holders of record, and approximately 310 beneficial stockholders.

Dividends

         We have never paid any dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Changes in Securities

The following unregistered securities have been issued during the fourth quarter of 2004:

         Effective October 2004, registrant issued 251,831 shares to twelve accredited investors. Also effective October 2004, registrant issued 100,000 shares to one accredited individual investor in satisfaction of accounts payable totaling $105,000.

         Effective   November  2004,   registrant  issued  2,249,500  shares  to
         seventeen accredited investors.

         In  November   2004,  the  Company  issued  318,500  shares  to  twelve
         accredited investors.

         Effective December 2004, registrant issued 79,659 shares to five accredited investors.

         Effective December 2004, registrant issued 400,000 shares to sixteen accredited investors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

         The information presented in this section should be read in conjunction with the information contained in the financial statements, including the notes thereto, and the other financial statements appearing elsewhere in this report.

General

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other financial information appearing elsewhere in this Prospectus. Certain statements contained in this Prospectus and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our marketing activities, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate its business and meet its liquidity requirements; our ability to obtain financing, if required, on terms acceptable to it, if at all; the success of our research and development activities; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Prospectus. Except as required by applicable law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

    Balance Sheet Data:             December 31, 2004
                                    -----------------


       Total assets                    $10,215,552
       Long-term liabilities, net      $         0
       Total liabilities               $ 2,108,114
       Shareholders' equity            $ 8,107,438


                                                  Year Ended
                                                 December 31,
                                         --------------------------
      Statements of Operations Data:         2004           2003
                                         -----------    -----------

         Revenue                         $ 2,619,393    $     8,678
         Operating (loss) (1)            $(4,160,050)   $  (352,968)
         Net (loss)                      $(4,014,739)   $  (352,968)
         Net (loss) per common share     $     (0.27)   $     (0.20)

(1) Includes $1,936,000 non-cash compensation expenses resulting from the issuance to executive officers and warrants to purchase 4,400,000 shares of common stock for $1.00 per share.

                                                     Three Months Ended
                                                        September 30,
                                                 --------------------------
       Statements of Operations Data:                2004           2003
                                                 -----------    -----------
           Revenue                               $ 1,604,328    $     4,291
           Operating (loss)                      $(1,133,680)   $   (21,995)
           Net (loss)                            $  (988,369)   $   (21,995)
           Net (loss) per common share           $     (0.04)   $     (0.01)


         See "Financial Statements" beginning on Page F-1.

         (a)      Results of Operations - 2004 compared to 2003.

         Net revenue totaled $3,028,006 ($2,619,393 from continued operations and $408,613 from discontinued operations), for the year ended December 31, 2004 as compared to $8,678 for the year ended December 31, 2004. The $3,019,328 increase in total net revenue was primarily attributable to the new business segment "VoIP" (Voice over IP) and the acquisition of Voipamericas and DTNet which were acquired in 2004 .

         Revenue from the sale of tea in the segment business that we have discontinued was $ 408,613, or 13.5%, of total net revenue for the year ended December 31, 2004, versus $8,678, or 100%, of total net revenue for the prior year.

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

         Net losses for the respective years ended December 31, 2004 and 2003 were $4,014,739 and $352,968. Net loss per share was approximately $0.27 and $0.20 respectively for each period. This included the one time event of the issuance of 4,400,000 warrants to two executives to acquire 2,200,000 Company shares at $1.00 for each. The difference between the market value and the $1.00 share price is $1,936,000. Additionally, there is an increase of $884,937 in operating costs attributable basically to start up operations. Net losses for the respective quarters ended December 31, 2004 and 2003 were $988,369 and $21,995. Net loss per share was approximately $0.04 and $0.01 respectively for each period.

         General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were $4.9 million for the year ended December 31, 2003, as compared to $99 thousand for the year ended December 31, 2004. Increases in headcount and the resulting personnel expenses, as well as other general and administrative expenses directly attributable to the Company's new line of business, VoIP telephony services, were major factors contributing to the $2.9 million increase in total general and administrative expenses. Other expense categories which increased as compared to 2004 largely as a result of the Company's entrance into the VoIP business, included legal fees, other professional fees and facilities costs.

         The comparison of operations for the years ended December 31, 2004 and 2003 is not indicative of the Company's current business model. Whereas, during 2003 the Company was in the business of importing and selling a line of fine teas. The Company has, since discontinued the tea business, to focus solely on VoIP and emerging technologies.


         (b)      Liquidity and Capital Resources

         As of December 31, 2004, we had cash and cash equivalents approximating
$1,141,000, compared to $3,400 at December 31, 2003. We currently have two borrowing arrangements, one for $200,000 with a local bank and one for $560,000 with a note payable to a shareholder.  Cash used in operating activities of $2.9 million in fiscal year 2004 was primarily attributable to the net loss of $4.1 million, which included a non cash item for warrants issued to Company employees amounting to $1.9 recorded as compensation in the Consolidated Statement of Operations. Cash provided by financing activities in fiscal 2004 consisted primarily of $3.6 million of proceeds resulting from the sale of common stock to investors in private placement transactions during the whole year and, as above-mentioned, proceeds from issuance of note payable of $560,000.

         Liquidity for the period from inception through December 31, 2004 has been mainly provided by sales of common stocks through private placements and borrowing from affiliates. Management has taken actions directly related to the generation of product sales during calendar 2004 and anticipates that these efforts will be sufficient to provide reasonable resources to sustain its operations during 2005.

         The Company anticipates that all working capital requirements for the current annual period will be satisfied from the operation of the newly acquired business and the sales of additional common shares through private placements.





         (c)      Payments Due by Period

         The following table illustrates our outstanding debts and the terms of that debt as of December 31, 2004:

                                              Less than 1       1-3           3-5       More than
  Contractual Obligations          Total          Year         Years         Years       5 Years
---------------------------------------------------------------------------------------------------
Long-Term Debt                  $      0.00   $      0.00   $      0.00   $      0.00   $      0.00
                                                            $   560,000   $   560,000   $      0.00
Notes Payable to shareholders   $      0.00   $      0.00
Operating Leases                $    35,572   $    35,572   $      0.00   $      0.00   $      0.00
Purchase Obligations            $      0.00   $      0.00   $      0.00   $      0.00   $      0.00
                                -------------------------------------------------------------------
Total                           $   560,000   $   560,000   $      0.00   $      0.00   $      0.00
                                ===================================================================


         (d)      Market Risk

         We own market investment securities issued by various securities issuers. The issuers of these products retain all interest rate and default risk.


Available Information


         We maintain a corporate Internet website with the address www.voipincorporated.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this report. We file reports with the Securities and Exchange Commission, or SEC, which are available on our website free of charge. These reports include annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The financial statements required by this item begin at Page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         On November 16, 2004, Registrant was informed by Tschopp, Whitcomb & Orr (the "Auditor") that such firm was resigning as Registrant's Auditor.

         During the two most recent fiscal years and during the interim period from December 31, 2003 until November 16, 2004, the Company did not have any disagreements with the Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in this Form 8-K. During such period, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

         On December 1, 2004, Registrant retained the accounting firm of Berkovits, Lago & Company, LLP, to conduct an audit of Registrant's financial statements for the year ending December 31, 2004, and to issue a report thereon. The Board of Directors of Registrant approved the selection of Berkovits, Lago and Company, LLP as new independent auditors. Neither management nor anyone on its behalf has consulted with Berkovits, Lago and Company, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report nor oral advice was provided to the Registrant that Berkovits, Lago and Company, LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue during the Registrant's two most recent fiscal years prior to engaging Berkovits, Lago and Company, LLP.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------
Introduction.

         "Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC's rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principle executive and principal financial officers to all timely decisions regarding disclosure.

         "Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer: (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

         We have endeavored to design our Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct which could have a material adverse impact on our operations or results.

Changes in Internal Control Over Financial Reporting.

         During the fiscal quarter ended December 31, 2004, there were no changes in our Internal Control Over Financial Reporting that has materially affected, or is reasonably likely to materially affect, our Internal Control Over Financial Reporting.

         However, we are still in the process of assessing the findings of our independent auditors, and have made, and are continuing to make, changes in our Internal Control Over Financial Reporting aimed at enhancing their effectiveness and ensuring that our systems evolve with, and meet the needs of, our business. We are also continually striving to improve our management and operational efficiency, and we expect that our efforts in this regard will enhance and strengthen our Internal Control Over Financial Reporting. For example, we have recently added to our accounting staff, and we expect to hire additional professionals, including an experienced chief financial officer, with the aim of upgrading and reinforcing the technical resources available to our staff. We are also continuing our efforts to upgrade our information technology capabilities and are in the process of implementing a uniform consolidated accounting system at all of our business units. We will also hire an outside firm, not affiliated with our independent auditors, to complete an objective review of our Internal Control over Financial Reporting and provide recommendations for continued improvement of financial processes and controls, in preparation for Sarbanes-Oxley compliance testing.

Evaluation of Disclosure Controls and Procedures.

         The Company's management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2004 our Disclosure Controls and Procedures were designed to ensure that material information relating to the Company is made known to our chief executive officer and chief financial officer by others within the Company, particularly during the period in which this report was being prepared.

ITEM 8B. OTHER INFORMATION
         -----------------

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         ------------------------------------------------------------

Directors, Executive Officers, Promoters and Control Persons

         The following table contains information concerning the Company's executive officers and directors.

                                                                    Start Date
        Name         Age   Position with Company                   with Company
        ----         ---   ---------------------                   ------------
   Steven Ivester    40    Chairman, Chief Executive Officer,      March 2004
                           Secretary and Sole Director
   Osvaldo Pitters   46    Chief Financial Officer                 May 2004
   Bill Burbank      48    Chief Operating Officer                 December 2004
   Clive Raines      45    President of International Operations   March 2004
   John Todd         33    Chief Technology Officer                March 2004


         Steven Ivester, Chairman, Chief Executive Officer, Secretary and Sole Director, joined the Company in March 2004 when he made an agreement with prior management to contribute the assets and intellectual property rights of two start-up companies, eGlobalphone, Inc. and VoIP Solutions, Inc. Prior to that, since early 2001, he was a consultant for other voice-over-Internet companies. From early 1997 until the present, he has also been engaged as Chief Executive Officer of Navigator, PC, which supplies computer-navigation and display equipment to the U.S. military services.

         Osvaldo Pitters, Chief Financial Officer and Treasurer, was employed from January 2003 to April 2004, as Controller of Cima Telecom Group. From January 2002 to January 2003, he was the Chief Operating Officer of Price Waterhouse Coopers-Dominican Republic. He also worked seven years with Price Waterhouse Chile and two years with Price Waterhouse London, England. He also worked with Pepsi Co. for sever years in several countries within Latin American Division.

         Bill Burbank, Chief Operating Officer. Burbank He has vast experience working in senior Business Development and Operations positions with both private and public companies. He was co-founder of Incite Global Services, a consulting firm specializing in Business Development, Operations and Crisis Management for software companies in the communication space. Prior to IGS, he was co-founder and was President of Foresight Technology. At Foresight, he played an instrumental role in fostering Foresight's leadership in computer telephone integration (CTI) and customer premise-based speech recognition products. Prior to Foresight, Burbank served as Vice President of Worldwide Sales and Marketing for Registry Magic Inc.

         Clive Raines, President of International Operations, developed an international business model for USA Talks. He was relocated as European CEO in London, UK from 1998 to 2002. During 2003 he worked with Voiceglo as a Director.

         John Todd, Chief Technology Officer, has been involved in 1999 with Internet companies, including Collocation Corporation, Inc. from September 2001 to December 2002 as network Services Manager; 10-20.com, Inc. from September 2001 to present as President; Onyx Networks.


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------
Executive Compensation

         Summary   Compensation  Table.  The  following  table  sets  forth  the compensation  earned by the Company's Chief Executive Officer for the year ended
December 31, 2004 in salary and bonus for services rendered in all capacities to the Company for the fiscal years ended December 31, 2004 and  2003:

                                         Annual Compensation                 Long-Term Compensation
                                         -------------------                 ----------------------
                                                                        Securities
                                                                        Underlying
                                                         Other Annual   Options or       All Other
Name/Principal Position     Year     Salary     Bonus    Compensation    Warrants       Compensation
Steven Ivester, CEO         2004    $ 125,000    $ 0         $ 0             0               0
Kevin Halter                2003    $       0    $ 0         $ 0             0               0


                                                                         Value of Unexercised
                                    Number of Securities Underlying    In-the-Money Options at
                                     Unexercised Options at Fiscal              Fiscal
                                              Year End                         Year End
                                              --------                         --------
         Number of
          Shares
        Acquired or    Realized
Name     Exercised      Value      Exercisable      Unexercisable      Exercisable    Unexercisable
----     ---------      -----      -----------      -------------      -----------    -------------
None

                                                 Estimated Future Payments under
                              Performance or        Non-Stock Price-Based Plans
                              --------------        ---------------------------
             Number of      Other Period Until
         Shares, Under or     Maturation or      Threshold    Target     Maximum
Name      Other Rights #          Payout         ($ or #)    ($ or #)   ($ or #)
----      --------------         -------         --------    --------   --------
None



Stock Option Plan

         The Company's Stock Option Plan (the "2004 Option Plan") which becomes effective in 2005, provides for the grant to eligible employees and directors of options for the purchase of Common Stock. The Option Plan covers, in the aggregate, a maximum of 4,000,000 shares of Common Stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the Option Plan, the exercise price may not be less than the fair market value of the Common Stock on the date of the grant of the option.

         The Board of Directors administers and interprets the Option Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers. The Board of Directors designates the optionees, the number of shares subject to the options and the terms and conditions of each option. Each option granted under the Option Plan must be exercised, if at all, during a period established in the grant which may not exceed 10 years from the later of the date of grant or the date first exercisable. An optionee may not transfer or assign any option granted and may not exercise any options after a specified period subsequent to the termination of the optionee's employment with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of December 31, 2004, by all officers and directors and by all those known by us to be beneficial owners of more than 5% of our Common Stock.

         Unless otherwise specified, the business address of the shareholder is our address as set forth in this memorandum. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally means sole or shared power to vote or direct the voting or to dispose or direct the disposition of any Common Stock. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
                                                                      Beneficial
                                                                      Ownership
                                            Beneficial Ownership(1)      After
                                                Before Offering        Offering

 Beneficial Owner                           Shares      Percentage    Percentage
 ----------------                           ------      ----------    ----------
 Steven Ivester........................  11,675,000       50.0%          50.0%
 Clive Raines..........................   2,200,000(1)     8.6%           8.5%
 John Todd.............................   2,200,000(1)     8.6%           8.5%
 All officers and directors as a group
 (4 persons)                             16,075,000       58.0%          58.0%
------------
(1)    Represents warrants to purchase common shares at $1.00 per share.

         The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Certain Relationships and Related Transactions

         Millennia Tea Masters, Inc. was organized by Kevin Halter and members of his family in 1998, when they purchased 1,000,000 shares at its par value. Then in March 2004, the Company sold 12,500,000 shares of stock to Steven Ivester for par value ($12,500), plus his agreement to contribute two operating companies. Such companies were contributed in May 2004, effective April 15, 2004. Subsequently the company changed its name to VoIP, Inc.

         As of December, 2003, the Company has amounts due to affiliated entities and/or shareholders and/or officers of approximately $151,000. These advances are unsecured, due upon demand and are non-interest bearing. Subsequently, in April 2004, the Company issued 339,242 shares of common stock to satisfy the balance due at that date.

Promoters

On February 27, 2004, the Company issued and sold 12,500,000 shares of common stock to Steven Ivester in exchange for cash of $12,500 and his agreement to contribute the intellectual property rights and related assets of two start-up companies formed to engage in the telecommunications industry. The shares issued represented approximately 88% of the shares outstanding after the exchange, as a result of which Mr. Ivester became the controlling shareholder of the Company.

On May 25, 2004 (but effective for all purposes as of April 15, 2004), the Company completed the acquisition of two Florida-based entities, (eGlobalphone, Inc. and VoIP Solutions, Inc.). Contribution of these start-up companies was the basis for the original decision to issue a controlling block of shares of common stock to Mr. Ivester. eGlobalphone, Inc. and VoIP Solutions Inc. are both Florida corporations.

         On August 4, 2004, the Company issued warrants to purchaser 2,200,000 shares of common stock for a exercise price of $1.00 per share to each of John Todd and Clive Raines.

         Messrs. Ivester, Todd and Raines may be considered to be "promoters" by the Company.

ITEM 13. EXHIBITS
         ---------

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

         1.       Financial  Statements:  The financial statements filed as part
                  of  this  report  are  listed  in  the  "Index  to   Financial
                  Statements" on Page F-1 hereof.

         2.       Exhibits required to be filed by Item 601 of Regulation S-B2

Other Material Contracts

21.1     Subsidiaries of Registrant.

23.1     Consent of Berkovits, Lago & Company, LLP

23.2     Consent of  Tschopp, Whitcomb & Orr

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

         The Audit Committee has appointed Berkovits Lago & Company, LLP as the Company's independent auditor's for 2004.

         For 2004, Berkovits Lago & Company, LLP has billed the Company for the services described below:

         Audit Fees. Berkovits Lago & Company billed $10,000 as a retainer in connection with the Company's audit for the year ended 2004.

         Audit-Related Fees.  None.
         ------------------

         Tax Fees.  None.
         --------

         All Other Fees.
         ---------------

         The Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent auditor in order to assure that the provisions of such services does not impair the auditor's independence. This review and approval will take place on an annual basis and periodically during the year.

                                    VoIP INC.

                                TABLE OF CONTENTS

Financial Statements of VoIP, Inc.

                                                                           Page

Reports of Independent Registered Public Accounting Firms                  F-2,3

Financial Statements:

         Consolidated Balance Sheets - December 31, 2004 and 2003          F-4

         Consolidated  Statements  of Operations - Years Ended             F-5
         December 31, 2004 and 2003

         Consolidated Statements of Shareholders' Equity
         Years Ended December 31, 2004 and 2003                            F-7

         Consolidated Statements of Cash Flows - Years Ended
         December 31, 2004 and 2003                                        F-6

         Notes To Consolidated Financial Statements                        F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
VoIP, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of VoIP, Inc. and Subsidiaries ("the Company") as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of VoIP, Inc. and its subsidiaries, as of December 31, 2004, and the results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



 /s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
March 16, 2005

                          TSCHOPP, WHITCOMB & ORR, P.A.
                     2600 Maitland Center Parkway, Suite 330
                               Maitland, FL 32751


               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Stockholder
Millennia Tea Masters, Inc.

We have audited the accompanying balance sheet of Millennia Tea Masters, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Millennia Tea Masters, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced limited sales and incurred cumulative operating losses since its inception through December 31, 2003. The Company has been dependent upon the proceeds from the sales of common stock and advances from related parties to provide working capital. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Tschopp, Whitcomb & Orr, P.A.

January 30, 2004
Maitland, Florida


                                    VoIP Inc.
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003



                                                          Dec. 31, 2004    Dec. 31, 2003
                                                          -------------    -------------
      ASSETS

Current Assets:
      Cash and cash equivalents                           $   1,141,205    $        --
      Accounts receivable, net of allowance of $136,795         818,071             --
      Due from related parties                                  245,402             --
      Inventory                                                 187,451             --
      Assets from discontinued operations                       412,419          259,459
      Other current assets                                       43,702             --
                                                          -------------    -------------
Total Current Assets                                          2,848,250          259,459
                                                          -------------    -------------

Property and equipment, net                                     419,868             --
Intangibles                                                   6,923,854             --
Other assets                                                     23,580             --
                                                          -------------    -------------

TOTAL ASSETS                                              $  10,215,552    $     259,459
                                                          =============    =============


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses               $   1,224,974    $        --
      Bank loans and note payable                               760,000             --
      Liabilities from discontinued operations                     --            151,167
      Other current liabilities                                 123,140             --
                                                          -------------    -------------
Total Liabilities                                             2,108,114          151,167
                                                          -------------    -------------


Shareholders' equity:
Common stock - $0.001 par value
      100,000,000 shares authorized
      24,258,982 and 1,730,939 issued
      and outstanding respectively                               24,259            1,731
Additional paid-in capital                                   12,722,565          731,208
Accumulated deficit                                          (4,639,386)        (624,647)
                                                          -------------    -------------
Total shareholders' equity                                    8,107,438          108,292
                                                          -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  10,215,552    $     259,459
                                                          =============    =============


 The accompanying notes are an integral part of these financial statements.


                                    VoIP Inc.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2004 and 2003

                                                                   Year ended           Year ended
                                                                December 31, 2004    December 31, 2003
                                                                -----------------    -----------------
Revenues                                                        $       2,619,393    $            --

Cost of Sales                                                           1,870,269                 --
                                                                -----------------    -----------------

Gross Profit                                                              749,124                 --

Operating expenses
      Compensation and related expenses                                 2,721,296                 --
      General and administrative expenses                               2,187,878                 --
                                                                -----------------    -----------------

Loss from continuing operations before income
      taxes and discontinued operations                                (4,160,050)                --

Provision for income taxes                                                   --                   --
                                                                -----------------    -----------------

Net loss before discontinued operations                                (4,160,050)                --

Income (Loss) from discontinued operations,
      net of income taxes                                                 145,311             (352,968)
                                                                -----------------    -----------------

Net Loss                                                        $      (4,014,739)   $        (352,968)
                                                                =================    =================


Basic and diluted loss per share:

Loss before discontinued operations                             $           (0.28)   $            --

Income (loss) from discontinued operations,
      net of income taxes                                       $            0.01    $           (0.20)
                                                                -----------------    -----------------

Total                                                           $           (0.27)   $           (0.20)
                                                                =================    =================

Weighted average number of shares outstanding                          14,597,312            1,730,939
                                                                =================    =================


 The accompanying notes are an integral part of these financial statements.

                                    VoIP Inc.
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 2004 and 2003

                                                               Year ended      Year ended
                                                              December 31,    December 31,
                                                                  2004            2003
                                                              ------------    ------------
Cash flows from operating activities:
Continuing operations:
Net loss                                                      $ (4,160,050)   $       --
Adjustments to reconcile net loss to net
    cash used in operating activities                                 --              --
    Depreciation                                                    82,832            --
    Provision for bad debt                                         136,795            --
    Common shares issued for services                              494,166            --
    Warrants issued to employees                                 1,936,000            --
    Shares issued for intellectual property                        105,000            --
Changes in operating assets and liabilities
net of assets and liabilities acquired:
    Accounts receivable                                           (555,007)           --
    Due from related parties                                      (245,402)           --
    Inventory                                                      144,913            --
    Other current assets                                             8,531            --
    Accounts payable                                              (296,305)           --
    Other current liabilities                                     (315,587)           --
                                                              ------------    ------------
Net cash used in continuing operating activities                (2,664,114)           --
                                                              ------------    ------------

Discontinued operations:
    Income (loss) from discontinued operations                     145,311        (352,968)
    Changes in assets, liabilities, and net results               (408,000)        274,262
                                                              ------------    ------------
    Net cash used in discontinued operating activities            (262,689)        (78,706)

                                                              ------------    ------------
    Net used in operating activities                            (2,926,803)        (78,706)
                                                              ------------    ------------

Cash flows from investing activities -  continuing operations:
    Cash from acquisitions                                         104,872            --
    Purchase of property and equipment                            (157,881)           --
    Cash for intellectual property                                 (50,000)           --
    Purchase of other assets                                       (21,100)           --
                                                              ------------    ------------
Net cash used in continuing investing activities                  (124,109)           --
                                                              ------------    ------------
Discontinued operations:
    Cash from affiliates                                              --            82,196
                                                              ------------    ------------
Net cash provided by discontinued investing activities                --            82,196
                                                              ------------    ------------
Net cash provided by (used in) investing activities               (124,109)         82,196
                                                              ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                        560,000            --
    Proceeds from sales of common stock                          3,628,618            --
                                                              ------------    ------------
Net cash provided by investing activities                        4,188,618            --

Net increase in cash                                             1,137,706           3,490

Cash at beginning of year                                            3,499               9
                                                              ------------    ------------

Cash at end of year                                           $  1,141,205    $      3,499
                                                              ============    ============

Non-cash investing and financing activities:
    Common stock issued for services                          $    494,166    $       --
                                                              ============    ============
    Warrants issued to employees                              $  1,936,000    $       --
                                                              ============    ============
    Shares issued for intellectual property                   $    105,000    $       --
                                                              ============    ============

 The accompanying notes are an integral part of these financial statements.


                                   VoIP, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                     Years Ended December 31, 2004 and 2003


                                                                                      Additional
                                                      Common Stock   Common Stock      Paid-in     Accumulated
                                                         Shares         Amount         Capital       Deficit           Total
                                                      ------------   ------------   ------------   ------------    ------------
Balance as of December 31, 2002                          1,730,939   $      1,731   $    731,208   $   (271,679)   $    461,260

Loss for the for the year                                     --             --             --         (352,968)       (352,968)
                                                      ------------   ------------   ------------   ------------    ------------
Balance as of December 31, 2003                          1,730,939          1,731        731,208       (624,647)        108,292
                                                      ------------   ------------   ------------   ------------    ------------

Common stock issued                                     12,500,000         12,500           --             --            12,500

Common Stock issued for services received                  568,235            568        342,432           --           343,000

Common stock issued to investors for cash received       5,520,566          5,521      3,610,598           --         3,616,119

Common stock issued for services                           339,242            339        150,827           --           151,166

Common Stock issued for acquisition of DTNet Tech        2,500,000          2,500      4,747,500           --         4,750,000

Common Stock issued for acquisition of VoipAmericas      1,000,000          1,000      1,099,000           --         1,100,000

Stock issued to two company officers                          --             --        1,936,000           --         1,936,000

Warrants issued for intellectual property                  100,000            100        105,000           --           105,100

Loss for the year                                             --             --             --       (4,014,739)     (4,014,739)
                                                      ------------   ------------   ------------   ------------    ------------


 Balance December 31, 2004                              24,258,982   $     24,259   $ 12,722,565   $ (4,639,386)   $  8,107,438
                                                      ============   ============   ============   ============    ============



 The accompanying notes are an integral part of these financial statements.

Note A - Organization and Description of Business

The Company was incorporated on August 3, 1998 under its original name of Millennia Tea Masters, Inc. under the laws of the State of Texas.

The Company began operations in October 1998 with its initial order of imported teas from Sri Lanka.

On February 27, 2004 the Company entered into a stock purchase agreement that provided for the sale of 12,500,000 shares of its common stock in exchange for $12,500 and a commitment by the purchaser to contribute the assets of two start-up companies in the telecommunications business, eGlobalphone, Inc. and VOIP Solutions, Inc. into the Company.

On April 13, 2004 the Company changed its name to VoIP, Inc. and began to develop and manufacture innovative IP telephony customer premise equipment, provide premium voice over the internet subscriber based telephony services and state of the art long range WiFi technology solutions, for residential and enterprise customers, including multimedia applications.

During December 2004 the Company decided to exit the tea import business in order to focus its efforts and resources in the "Voice over Internet Protocol"
(VoIP) telecommunications industry. In connection with the decision, the Company sold its imported tea inventory and began to wind down its tea import operations. The assets, liabilities, and results of operations of the imported tea business has been classified as discontinued operations on the accompanying consolidated financial statements.

The Company offers quality Voice over IP (VoIP) based solutions offering residential and business customers more user friendly and affordable ways to communicate. VoIP, Inc. also manufactures products and provides services to Internet Service Providers, Telecommunication Service Providers and Cable Operators in strategic countries around the world. VoIP, Inc., through its subsidiaries, provides a comprehensive portfolio of IP multimedia-based solutions ranging from subscriber based voice services, to SIP based infrastructure design and deployment, to broadband customer premise equipment design and implementation services, as well as engineering design, manufacturing and distribution of wireless broadband technology.

The Company's operations consist of one segment.



Note B - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, eGlobalphone, Inc. ("eGlobal") , VoIP Solutions, Inc., VCG Technologies d/b/a DTNet Technologies ("DTNet"), Inc., and VoxConsulting d/b/a/VoIP Americas, Inc. ("VoIP Americas") from their respective dates of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

For purposes of reporting cash flows, the Company considers all cash on hand, in banks, including amounts in book overdraft positions, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

Accounts Receivable
-------------------

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts using the reserve method based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of December 31, 2004 the balance of the allowance for uncollectible accounts amounted to $136,795. There was no allowance as of December 31, 2003.

Inventory
---------

Inventory consists of finished goods and is valued at the lower of cost or market using the first-in, first-out method.

Advertising expenses
--------------------

Advertising and marketing expenses are charged to operations as incurred.

Income Taxes
------------

Income taxes - The Company and its subsidiaries file consolidated federal and state income tax returns. The Company has adopted Statement of Financial Accounting Standards No. 109 in the accompanying consolidated financial statements. The only temporary differences included therein are attributable to differing methods of reflecting depreciation for financial statement and income tax purposes.

Earnings (loss) per share
-------------------------

Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.

Fair Value of Financial Instruments
-----------------------------------

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Revenue Recognition
-------------------

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable.

The recognition of revenues from Internet telephony services are deferred for new subscribers of eGlobalphone and Voipsolutions until it deems that the customer has accepted the service. Subsequent revenues are recognized at the beginning of each customer's month.


Property, plant, and equipment
------------------------------

Property, plant, and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight line method. The useful life of assets ranges from three to five years. The leasehold improvements are amortized over the life of the related lease.

Business combinations
---------------------

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141 Business Combinations ("SFAS No. 141"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This pronouncement also requires that the intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

Impairment of long-lived assets
-------------------------------

VoIP, Inc. reviews the recoverability of its long-lived assets, such as plant, equipment and intangibles when events or changes in circumstances occur that indicate that the carrying value of the asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Recent accounting pronouncements
--------------------------------

In November 2004, FASB issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." Statement No. 151 requires that abnormal amounts of costs, including idle facility expense, freight, handling costs and spoilage, should be recognized as current period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.


In December 2004, FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets - an amendment of Accounting Principles Board ("APB") Opinion No. 29." Statement No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

In December 2004, FASB issued Statement No. 123R, "Share-Based Payment." Statement No. 123R revises Statement No. 123, supersedes APB Opinion No. 25 and amends Statement No. 95. Statement No. 123R requires the cost of employee services received in exchange for an award of equity instruments be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of this Statement are effective for public entities that do not file as small business issuers as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

Stock Based Compensation
------------------------

         The Company applies the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in accounting for its stock options. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value for each option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of all vested options granted has been charged to salaries, wages, and benefits in accordance with SFAS No. 123.

Note C - Property and Equipment, net

As of December 31, 2004 property and equipment consists of the following:

Office Equipment                   $ 519,810
Furniture & Fixtures                  56,748
Vehicles                               4,769
Leasehold Improvements                 4,562
                                   ---------
Total                                585,889
Less accumulated depreciation       (166,021)
                                   ---------

Total                              $ 419,868
                                   =========


Depreciation expense for 2004 amounted to $82,832. There was no depreciation expense for 2003.

Note D - Intangibles

As of December 31, 2004 intangibles consist of the following:

Goodwill-acquisition of DTNet Technologies, Inc.   $5,210,553
Goodwill-acquisition of Voipamericas, Inc.          1,408,301
Intellectual property                                 305,000
                                                   ----------

Total                                              $6,923,854
                                                   ==========

The goodwill on the acquisition of DTNet Technologies, Inc. ("DTNet") represents the fair market value of DTNet liabilities as of the date of the acquisition plus $4,750,000 which represents the market value of 2,500,000 shares of Company stock issued pursuant to this acquisition.

The goodwill on the acquisition of VoIPAmericas, Inc. (VoIP Americas) represents the fair market value of VoIPAmericas liabilities as of the date of the acquisition plus $1,100,000 which represents the market value of 1,000,000 shares of the Company's stock issued pursuant to this acquisition.

Intellectual property is carried at cost which is comprised of $50,000 paid in cash in 2004, $150,000 due in the first quarter of 2005, and the value assigned to 100,000 Company common shares and 400,000 warrants issued pursuant to this transaction. The valuation of the shares was $1.05 while the value was $105,000. The value of the warrants was determined using the Black-Scholes model calculated as of October 14, 2004. As these warrants were not "in the money" these warrants have been assigned a value of zero. This model uses the annualized deviation calculation and utilizes industry averages as a comparison for adequate statistical results in the valuation. This is a standard financial model that considers the statistical annual volatility of the market changes in a stock price. (See Note H)

Intellectual property consists of the following:

a)   all   rights  of  the   Company   of  Record  in  the   telephone   numbers
     1(800)TALKTIME, 1(888)TALKTIME, and 1(877)TALKTIME.COM

b) all rights to the URL's (domain names) 800TALKTIME.COM, 1800TALKTIME.COM, and 1-800-TALKTIME.COM

c) all rights to U.S. Trademark Registration No. 2,209,316 directed to the mark 1-800-TALKTIME and the goodwill associated therewith.

Note E - Accounts Payables and Accrued Expenses

As of December 31, 2004 accounts payables and accrued expenses consist of the following:


Account Payables Trade             $  988,815
Accrued Expenses                      233,711
Other                                   2,448
                                   ----------

Total                              $1,224,974
                                   ==========



Note F - Bank Loans and Note Payable

As of December 31, 2004 bank loans and note payable consists of the following:

a) Bank Loan:

   Revolving Line of Credit        $  187,000
   Promissory Note                     13,000
                                   ----------
                                      200,000

b) Note Payable                       560,000
                                   ----------

      Total                        $  760,000
                                   ==========

     a) The revolving line of credit with the Bank of Tampa is interest only payable at prime plus 1.0% monthly. The promissory note is payable in monthly installments of approximately $6,200 including interest at a rate of 7.5%. The loans are collateralized by receivables, inventory and equipment. Both balances were fully paid in January 2005.

     b) In December 2004 the Company issued a note payable to a shareholder in the amount of $560,000 at an interest rate of 3.75% with a maturity date of December 2005. As mentioned in Note K on January 6, 2005, the Company issued another note payable amounting to $1,040,000 to the same shareholder under the same terms and conditions as the previous one.


Note G - Acquisitions

On May 25, 2004 (but effective for all purposes as of April 15, 2004), the Company completed the acquisition of two Florida-based entities, (eGlobalphone, Inc. and VoIP Solutions, Inc.). Contribution of these start-up companies was the basis for the original decision to issue a controlling block of shares of common stock to Mr. Ivester. eGlobalphone, Inc. and VoIP Solutions Inc. are both Florida corporations.

In June 2004, the Company acquired DTNet Technologies, Inc. a Florida Corporation. The acquisition was financed through the issuance of 2,500,000 shares of the Company's common stock with a value of $4,750,000 in exchange for all issued and outstanding shares of DTNet common stock.

In September 2004, the Company closed the acquisition of VoIP Americas, a Florida corporation. The acquisition was financed through the issuance of 1,000,000 shares of the Company's restricted common stock with the value of $1,100,000 in exchange for all issues and outstanding shares of VoIP Americas.


Note H - Warrants

On August 4th, 2004, the Company issued 4,400,000 warrants to two executives to acquire 2,200,000 Company common shares at $1.00 each. The compensation expenses of $1,936,000, is in the accompanying Consolidated Statement of Operations.

A summary of the Company's warrants as of December 31, 2004 is presented below:


                                                               2004
                                                  ------------------------------

                                                                     Weighted
                                                                      average
                                                     Warrants     exercise price
                                                  -------------   --------------

Warrants outstanding at beginning of year                  --
Granted to two Company officers                       4,400,000   $         1.00
Granted to a third party                                400,000   $         1.75
Expired                                                    --
Exercised                                                  --
                                                  -------------   --------------

Warrants outstanding at end of year                   4,800,000   $         1.06
                                                  =============   ==============


The value of warrants issued to the Company officers and the value of the 400,000 warrants granted to the third party was estimated using the Black-Scholes option pricing model with the following assumptions; risk free rate 3.35%, no dividend yield, expected life of five years and volatility of 175% and 152% respectively.


Note I - Commitments

The Company is obligated under non-cancelable operating leases for its office facilities and two apartments used by its employees. Future minimum lease payments under the Company's non-cancelable operating lease as of December 31, 2004 are as follows:

                    Year ending Dec 31
                    ------------------

                    2005     $  52,772
                    2006        15,155
                             ---------
                             $  67,927
                             =========


Note J - Due From Related Parties

As of December 31, 2004 the due from related parties consists of the following:



        DTNet, Inc. (*)           $  134,317
        DTNet International (*)      119,974
        Mozart Communication          21,794
        Com Laser                      5,850
        Due to related parties       (36,533)
                                  ----------
                                  $  245,402
                                  ==========

* The above entities are related to a shareholder of the Company. These advances are unsecured, due upon demand and are non-interest bearing.

Note K - Income Taxes

The components of the Company's consolidated income tax provision are as follows:


                                                       Year ended December 31,
                                                         2004           2003
                                                     -----------    -----------

Current Benefits                                     $(1,365,000)      (119,000)
Valuation allowance                                    1,365,000        119,000
                                                     -----------    -----------
Total                                                       --             --
                                                     ===========    ===========

                                                         2004           2003
                                                     -----------    -----------
Long-term deferred tax assets arising from
  net operatiing loss carry forward                  $(1,485,000)   $  (119,000)

Valuation allowance                                    1,485,000        119,000
                                                     -----------    -----------
Total                                                       --             --
                                                     ===========    ===========


The reconciliation of income tax provision at statutory rate to the reported income tax expense is as follows:


                                    Year ended December 31
                                       2004         2003
                                    ---------    ---------
Computed at statutory rate                 34%          34%
State tax net of federal benefits        --           --
Valuation allowance                       (34%)        (34%)
                                    ---------    ---------
       Total                             --           --
                                    =========    =========



At December 31, 2004 and December 31, 2003 deferred tax assets are related solely to the Company's net operating loss carry forward of approximately $4,014,739 and $303,000, respectively, which have been reduced by a valuation allowance. If these carry forwards are not utilized, they will begin to expire in 2018.


Note L - Stockholders' Equity

On February 27, 2004, the Company issued and sold 12,500,000 shares of common stock to Steven Ivester in exchange for cash of $12,500 and his agreement to contribute the intellectual property rights and related assets of two start-up companies formed to engage in the telecommunications industry. The shares issued represented approximately 88% of the shares outstanding after the exchange, as a result of which Mr. Ivester became the controlling shareholder of the Company.

On April 1, 2004, the Company issued 142,902 shares to two accredited investors in satisfaction of accounts payable totaling $71,421.

In May 2004, the Company issued 1,143,250 shares to twenty-two individual accredited investors.

In May 2004, the Company issued 168,235 shares to one individual accredited investor in exchange for services.

In May, 2004, the Company issued 67,300 shares to fourteen individual accredited investors at a price of $3.00 per share.

On May 19, 2004, the Company issued 196,340 shares to two accredited investors in satisfaction of accounts payable totaling $79,745.

On June 25, 2004, the Company closed the acquisition of DTNet Technologies, Inc. ("DTNet") a Florida corporation. The acquisition was effective through the issuance of 2,500,000 shares of VoIP, Inc. restricted common stock in exchange for all issued and outstanding shares of DTNet common stock.

In July 2004, the Company issued 668,688 shares to six individual existing accredited investors. Also effective July 2004, registrant issued 41,688 shares to four accredited individual investors.

On August 4, 2004, the Company issued 4,400,000 warrants to two executives to acquire 4,400,000 shares at $1.00 per share. As explained in Note J, subsequent events, in February 2005, 2,200,000 of warrants were exchanged for restricted shares.

In August 2004, the Company issued 50,000 shares to one individual accredited investor in satisfaction of accounts payable totaling $50,000.

In August 2004, the Company issued 653,319 shares to forty-six individual accredited investors.

In September 2004, the Company issued 38,461 shares to one accredited investor.

On September 1st, 2004, the Company closed the acquisition of VoIP Americas, a Florida corporation. The acquisition took the form of an exchange of 1,000,000 shares of VoIP restricted common stock in exchange the all issued and outstanding shares of VoIP Americas common stock.

In October 2004, the Company issued 251,831 shares to twelve accredited investors.

In October 2004, the Company issued 100,000 shares to one individual accredited investors.

In November 2004, the Company issued of 2,249,500 to five accredited investors.

In November 2004, the Company issued 318,500 shares to twelve accredited investors.

In December 2004, the Company issued 79,659 shares to five accredited investors.

In December 2004, the Company issued 400,000 shares to sixteen accredited investors.



Note M - Discontinued Operations

In December 2004, the Company decided to exit the tea business and sold all its tea inventory, Therefore, those transactions have been presented as discontinued operations for the years ended December 31, 2004 and 2003.

Assets, liabilities, and results of the discontinued tea operations of the Millennia Tea Master division are as follows:


Assets from discontinued operation:
                                                             2004        2003
                                                          ---------   ---------

Cash                                                      $   4,419   $   3,499
Notes receivable from purchaser of tea
  (non-interest bearing due in four equal                   408,000        --
  installments through December 31, 2005)

Tea inventory at net realizable value                          --       251,534

Other assets                                                   --         4,426
                                                          ---------   ---------

Total                                                     $ 412,419   $ 259,459
                                                          =========   =========

Liabilities from discontinued operations:

Due to related parties                                    $    --     $ 151,167
                                                          ---------   ---------

Total                                                     $    --     $ 151,167
                                                          =========   =========

Results from discontinued operations:

Revenues                                                  $ 408,613   $   8,678

Cost of sales                                               263,302      11,213
                                                          ---------   ---------

Gross profit                                                145,311      (2,535)

Other expenses                                                 --       350,433
                                                          ---------   ---------

Income (loss) from discontinued operations:               $ 145,311   $(352,968)
                                                          =========   =========



Note N - Subsequent Events

On January 6, 2005, the Company issued a Note Payable to its controlling shareholder in the amount of $1,040,000 at an interest rate of 3.75%, maturing in December 2005.

On January 26, 2005, the Company filed a Form S-8 registration statement in connection with the Company's Stock Option Plan. The plan provides for the grant to eligible employees and directors of options for the purchase of Common Stock. The Option Plan covers, in the aggregate, a maximum of 4,000,000 shares of Common Stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the Option Plan, the exercise price may not be less than the fair market value of the Common Stock on the date of the grant of the option.

On February 14, 2005, an officer exercised a Stock Purchase Warrant to purchase 2,200,000 shares of VoIP, Inc. common stock by surrendering such Warrant, and, based upon an agreement with the Company, receiving in return 750,000 shares of restricted common stock in a net exercise.

On February 23, 2005, VoIP, Inc. and its subsidiary eGlobalPhone, Inc. executed an Asset Purchase Agreement for the purchase of certain intellectual property rights associated with the trade names TALKTIME and TALKTIME.COM. In exchange for the rights, the Registrant issued 100,000 shares of restricted common stock, warrants to purchase 400,000 shares at $1.70 per share, and agreed to pay $200,000 cash. Negotiations started during the last quarter of 2004, therefore all the cash disbursements, liabilities, shares issued, and commitments were recorded in that period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on March 29, 2005.


                                         VOIP, INC.



                                         By: /S/ Steven Ivester
                                            ------------------------------------
                                            Steven Ivester,
                                            Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name                             Office                           Date

 /s/ Steven Ivester             Chairman, Chief Executive         March 29, 2005
------------------------        Officer and Director
Steven Ivester                  (Principal Executive Officer)



 /s/ Osvaldo Pitters            Vice President and Chief          March 29, 2005
------------------------        Financial Officer
Osvaldo Pitters                 (Principal Financial and
                                Accounting Officer)