Form 10QSB
period 2005-03-31
VOIP  INC
filed 2005-05-16
CIK 1100954

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

                  For the quarterly period ended March 31, 2005

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                   -----------
                                     OF 1934

              For the transition period from _________ to ________

--------------------------------------------------------------------------------


                        Commission File Number: 000-28985
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 03, 2005: 26,578,132

Transitional Small Business Disclosure Format (check one):   YES   NO X


Registrant is an accelerated filer (check one):              YES   NO X

                                   VoIP, Inc.

                Form 10-QSB for the Quarter ended March 31, 2005

                                Table of Contents


                                                                            Page

Part I - Financial Information

  Item 1     Financial Statements                                              3

  Item 2     Management's Discussion and Analysis or Plan of Operation         9

  Item 3     Controls and Procedures                                          11


Part II - Other Information

  Item 1   Legal Proceedings                                                  11

  Item 2   Changes in Securities (to be completed)                            11

  Item 3   Defaults upon Senior Securities                                    12

  Item 4   Submission of Matters to a Vote of Security Holders                12

  Item 5   Other Information                                                  12



Signatures                                                                    13

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



                                    VoIP Inc.
                           Consolidated Balance Sheets
                      March 31, 2005 and December 31, 2004



                                                  (Unaudited)       (Audited)

                                                 Mar. 31, 2005    Dec. 31, 2004
                                                 -------------    -------------

    ASSETS

Current Assets:
    Cash and cash equivalents                    $     925,534    $   1,141,205
    Accounts receivable, net of allowance of
    $98,197 and $136,795 respectively                1,234,173          818,071
    Due from related parties                           245,402          245,402
    Inventory                                          965,181          187,451
    Assets from discontinued operations                392,000          412,419
    Other current assets                               232,168           43,702
                                                 -------------    -------------
Total Current Assets                                 3,994,458        2,848,250

Property and equipment, net                            421,240          419,868
Intangibles                                          6,923,854        6,923,854
Other assets                                            80,816           23,580
                                                 -------------    -------------

TOTAL ASSETS                                     $  11,420,368    $  10,215,552
                                                 =============    =============


    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses        $   1,491,035    $   1,224,974
    Notes payable                                    1,209,334          760,000
    Other current liabilities                           65,196          123,140
                                                 -------------    -------------
Total current liabilities                            2,765,565        2,108,114
                                                 -------------    -------------

Shareholders' equity:
    Common stock - $0.001 par value
      100,000,000 shares authorized
      26,378,132 and 24,258,982 issued
      and outstanding respectively                      26,379           24,259
    Additional paid-in capital                      14,775,107       12,722,565
    Accumulated deficit                             (6,146,683)      (4,639,386)
                                                 -------------    -------------
Total shareholders' equity                           8,654,803        8,107,438
                                                 -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  11,420,368    $  10,215,552
                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                                    VoIP Inc.
                      Consolidated Statements of Operations
                 For Three Months Ended March 31, 2005 and 2004





                                                 (Unaudited)       (Unaudited)

                                                Three Months      Three Months
                                                   Ended             Ended
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------

Revenues                                       $    2,007,147    $         --

Cost of Sales                                       1,800,935              --
                                               --------------    --------------

Gross Profit                                          206,212              --

Operating expenses
  Compensation and related expenses                   815,370              --
  General and administrative expenses                 898,139            22,324
                                               --------------    --------------

Loss from operations                               (1,507,297)          (22,324)

Provision for income taxes                               --                --
                                               --------------    --------------

Net loss                                       $   (1,507,297)   $      (22,324)
                                               ==============    ==============

Basic and diluted loss per share:              $        (0.06)   $        (0.01)

Weighted average number of shares outstanding      25,705,857         1,730,939
                                               ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements.


                                    VoIP Inc.
                      Consolidated Statements of Cash Flows
                   Three Months ended March 31, 2005 and 2004




                                                      (Unaudited)       (Unaudited)

                                                     Three Months      Three Months
                                                         Ended             Ended
                                                    March 31, 2005    March 31, 2004
                                                    --------------    --------------
Cash flows from operating activities
Net loss                                            $   (1,507,297)   $      (22,324)
Adjustments to reconcile net loss to net
cash used in operating activities
    Depreciation                                            47,980              --
    Common shares issued for services                       28,325              --
    Stock option plan                                      108,713              --
    Common shares exchanged for warrants                   239,500              --

    Changes in operating assets and liabilities:
      Accounts receivable                                 (416,102)             --
      Assets from discontinued operations                   20,419              --
      Inventory                                           (777,730)             (233)
      Other current assets                                (188,466)           (3,750)
      Accounts payable                                     266,061            10,308
      Other current liabilities                            (57,944)             --
                                                    --------------    --------------
Net cash used in operating activities                   (2,236,541)          (15,999)
                                                    --------------    --------------

Cash flows from investing activities
    Purchase of property and equipment                     (49,352)             --
    Purchase of other assets                               (57,236)             --
                                                    --------------    --------------
Net cash used in investing activities                     (106,588)             --
                                                    --------------    --------------

Cash flows from financing activities
    Proceeds from issuance of notes payable              1,040,000              --
    Payments on notes payables                            (590,667)             --
    Proceeds from sales of common stock                  1,678,125            12,500
                                                    --------------    --------------
    Net cash provided by financing activities            2,127,458            12,500

Change in cash and cash equivalents                       (215,671)           (3,499)

Cash and cash equivalents at beginning of period         1,141,205             3,499
                                                    --------------    --------------

Cash and cash equivalents at end of period          $      925,534    $         --
                                                    ==============    ==============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest        $       13,088    $         --
                                                    ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

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

During December 2004 the Company decided to exit the tea import business in order to focus its efforts and resources in the "Voice over Internet Protocol"
(VoIP) telecommunications industry. In connection with the decision the Company sold its imported tea inventory and began to wind down its tea import operations. The assets, liabilities, and results of operations of the imported tea business has been classified as discontinued operations on the accompanying consolidated financial statements.

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

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, eGlobalphone, Inc., VoIP Solutions, Inc., DTNet Technologies, Inc., and VoIP Americas, Inc. from their respective dates of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Consolidated Interim Financial Statements
---------------------------------------------------
The accompanying consolidated financial statements for the three months ended March 31, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three months ended March 31, 2005 are not necessarily indicative of operating results to be expected for a full year.

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

Accounts Receivable
-------------------
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts using the reserve method based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of March 31, 2005 the balance of the allowance for uncollectible accounts amounted to $98,197. There was an allowance of $136,795 as of December 31, 2004.

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

Earnings (loss) per share
-------------------------
Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.

Fair Value of Financial Instruments
-----------------------------------
The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Revenue Recognition
-------------------
Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable. The recognition of revenues from Internet telephony services are deferred for new subscribers of eGlobalphone and VoIP Solutions until it deems that the customer has accepted the service. Subsequent revenues are recognized at the beginning of each customer's month.

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

Note C - Intangibles

As of March 31, 2004 intangibles consist of the following:
Goodwill - acquisition of DTNet Technologies, Inc.         $5,210,553
Goodwill - acquisition of Voipamericas, Inc.                1,408,301
Intellectual property                                         305,000
                                                           ----------

Total                                                      $6,923,854
                                                           ==========

The goodwill on the acquisition of DTNet Technologies, Inc. (DTNet) represents the fair market value of DTNet liabilities as of the date of the acquisition plus $4,750,000 which represents the market value of 2,500,000 shares of Company stock issued pursuant to its acquisition.

The goodwill on the acquisition of Voipamericas represents the fair market value of Voipamericas liabilities as of the date of the acquisition plus $1,100,000 which represents the market value of 1,000,000 shares of the Company's stock pursuant to this acquisition.

Intellectual property is carried at cost which is comprised of $200,000 paid in cash and the value assigned to 100,000 Company common shares and 400,000 warrants issued pursuant to this transaction. The valuation of the shares was $1.05 while the value was $105,000. The value of the warrants was determined using the Black-Scholes model calculated as of October 14, 2004. This model uses the annualized deviation calculation and utilized industry averages as a comparison for adequate statistical results in the valuation. This is a standard financial model that considers the statistical annual volatility of the market changes in a stock price.

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


Note D - Exchange of Warrants for Shares

In February, 2005 an executive of the Company and the Company agreed to exchange his 2,200,000 warrants for 750,000 restricted shares of the Company. This created additional compensation of $239,500, shown in the compensation and related expenses in the consolidated statement of operations, which is the difference between the market price on the date of exchange and the value on the date of the issuance of the warrants.

Note E - Stock Option Plan

On January 26, 2005, the Company filed Form S-8 registration statement in connection with the Company's Stock Option Plan. The plan provides for the grant to eligible employees, consultants, and directors of options for the purchase of

Common Stock. The Option Plan covers, in the aggregate, a maximum of 4,000,000 shares of Common Stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the Option Plan, the exercise price may not be less than the fair market value of the Common Stock on the date of the grant of the option.

The vested options as of March 31, 2005  amounting to $108,713,  are shown under
the  compensation  and  related  expenses  on  the  Consolidated   Statement  of
Operation.

Note F - Notes Payable

In December 2004 the Company issued a note payable to a shareholder in the amount of $560,000 at an interest rate of 3.75% with a maturity date of December 2005. Additionally, on January 6, 2005, the Company issued another note payable amounting to $1,040,000 to the same shareholder under the same terms and conditions as the previous one.

As of March 31, 2005 the balance for notes payable was $ 1,209,334.

Note G - Subsequent Events

On May 16, 2005, The Company announced that it has advanced $475,000 dollars and had signed a letter of intent to acquire Caerus, Inc. which includes all wholly-owned subsidiaries; Volo Communications, Inc., Caerus Networks Inc, and Caerus Billing, Inc.

Under the purposed purchase terms, VoIP, Inc. will acquire 100% of the stock and assets of Caerus, Inc in exchange for the issuance of 15 million common shares of VoIP, Inc.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

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

(2)  Results of Operations

For the quarters ended March 31, 2005 and 2004 the company had revenues of $2,007,146 and $0 respectively.

The significant increase in revenues was primarily driven by the fully owned subsidiaries of and DTNet and VoIP Americas. DTNet's increase was driven by continued growth in ADSL and cable components, while VoIP Americas revenue growth was driven the International/Domestic wholesale terminations and International long-distance wholesale.

In June 2004 the company acquired DTNet Technologies, Inc. and in September 2004 it acquired VoIP Americas. DTNet provides customer premises equipment to cable and DSL Internet providers throughout North America. VoIP Americas provides International and domestic wholesale terminations, as well as a turn key solution for Virtual Service providers via the internet. Management believes that these acquisitions complement the company's strategy to deliver Voice over Internet Protocol over a wireless local loop and deliver service provider solutions to cable operators and small to medium size carriers and Virtual Service Providers (VSP's). DTNet has the distribution channels for the end users and VoIP Americas has the market know how, systems, and turn key solutions for today's sophisticated end users.

The cost of sales consists primarily of purchases, assembly and testing of customer premise equipment performed by third party vendors. Additionally, it includes the direct costs associated with the origination and termination of International/Domestic wholesale minutes.

The gross profit amount of approximately $206,000 represents a gross margin of 10%. The Company anticipates that the gross profit margin percentage will improve with additional growth in revenue. The company is attaining discounts form its suppliers based on the volumes. The company believes that these discounts will continue to improve as our sales strategy is deployed through out our different product lines.


Operating expenses consist primarily of salaries and related personnel costs, general corporate functions including finance, human resources, facilities, legal and professional fees, insurance and general corporate overhead costs.
General and administrative expenses were approximately $898 thousand for the quarter ended March 31, 2005, as compared to approximately $22 thousand for the quarter ended March 31, 2004. Increases in headcount and the resulting personnel expenses, as well as other general and administrative expenses directly attributable to the Company's new line of business, VoIP telephony services, were major factors contributing to the approximately $876 thousand increase in total general and administrative expenses. Other expense categories which increased as compared to 2004, include the result of the Company's entrance into the VoIP business, include, legal fees, other professional fees, and facilities, and equipment costs.

Net losses for the respective quarters ended March 31, 2005 and 2004 were approximately $1,507,000 and $22,000 respectively. Net loss per share was approximately $0.06 and $0.01 respectively. This included a one time event in the exchange of company shares for warrants issued to an executive. The market value of the shares amounting to $239,500 as of the transaction date was recognized as compensation expense in the consolidated statement of operation.
Additionally, there is an increase of $789,937 in operating costs attributable basically to start up of operations.


(3)  Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash  equivalents  approximating  $925,534 compared to  $1,141,205  at December 31, 2004.  We currently  have one borrowing arrangement  with a balance of $ 1.2  million as of March 31,  2005,  with notes payable to a shareholder.  Cash used in operating  activities of $2.2 million in first quarter 2005, was primarily  attributable to the net loss of $1.5 million, which  includes  $239,000  as a non cash item  related to the  valuation  of the common stocks exchanged for warrants during the period.  Additionally,  includes
$108,000 as non cash items for the  valuation  of the Company  Stock Option Plan vested as of March 31,  2005.  Cash  provided by financing  activities  in first quarter 2005 consisted  primarily of $1.7 million of proceeds resulting from the sale of common stock to investors in private placement  transactions  during the whole first  quarter  2005 and  proceeds  from  issuance of note payable of $1.0 million.

Liquidity for the period from inception through March 31, 2005 has been mainly provided by sales of common stock through private placements and borrowing from affiliates. Management has taken actions directly related to the generation of product sales during first quarter 2005, showing revenues for $2.0 million on first quarter 2005.

The Company anticipates that all working capital requirements for 2005 will be satisfied from the operation of the acquired business and the sales of additional securities through private placements.


Payments Due by Period

The following table illustrates our outstanding debts and the terms of that debt as of December31, 2004:

                                                                                      More
                                                                                      than
                                             Less than       1-3          3-5           5
Contractual Obligations           Total       1 Year        Years        Years        Years
                               ----------   ----------   ----------   ----------   ----------
Long-Term Debt                 $     0.00   $     0.00   $     0.00   $     0.00   $     0.00
Notes Payable to shareholder   $1,209,334   $1,209,334   $     0.00   $     0.00   $     0.00
Operating Leases               $   35,572   $   35,572   $     0.00   $     0.00   $     0.00
Purchase Obligations           $     0.00   $     0.00   $     0.00   $     0.00   $     0.00
                               ----------   ----------   ----------   ----------   ----------
Total                          $1,244,906   $1,244,906   $     0.00   $     0.00   $     0.00
                               ==========   ==========   ==========   ==========   ==========



Market Risk

     We own market investment securities issued by various securities issuers. The issuers of these products retain all interest rate and default risk.

Plan of Operations

The Company has incurred losses since its inception and, as of March 31, 2005, has an accumulated deficit of approximately $6,100,000. We have not achieved profitability on an annual or quarterly basis and may incur additional net losses in future quarters and years. The growth in revenues has been consistent and Management expects to be in a break even position by the end of 2005.

The revenue growth will be achieved by acquisitions and the launch of new products and services developed by the Company. The Company has had discussions with various financing sources to obtain any capital that may be needed to finance acquisitions in order to generate sufficient revenues to attain profitability.

The Company does not expect material research and development expenses during the year or any expected purchase of substantial equipment.

The Company currently has 36 employees and it does not expect a significant change in the number of employees unless acquisitions are completed.

The Company is constantly exploring acquisitions, and any material acquisition could have a substantial impact to these plans.


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


Item 2 - Changes in Securities

     The following unregistered securities have been issued during the first quarter of 2005:

     Effective January 2005, registrant issued 187,500 shares of common stock for cash of $328,125.
     Effective January 2005, registrant issued 312,500 shares of common stock for cash of $375,000.
     Effective February 2005, registrant issued 812,500 shares of common stock for cash of $975,000.
     Effective February 2005, registrant issued 750,000 shares of common stock for exchanging warrants issued in August 2004.
     Effective March 2005, registrant issued 56,650 shares of common stock for services provided to the company.

     All such shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act of 1933 and Regulation D.

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

                                                           VoIP, INC.


May 16, 2005                                          /s/ Steven Ivester
                                               ---------------------------------
                                                                  Steven Ivester
                                                               President and CEO

                                                      /s/ Osvaldo Pitters
                                               ---------------------------------
                                                                 Osvaldo Pitters
                                                         Chief Financial Officer