Form 10QSB
period 2005-06-30
VOIP  INC
filed 2005-08-19
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


                                   (Mark one)
        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                   -----------
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 2, 2005: 47,750,975.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|


Registrant is an accelerated filer (check one): YES |_| NO |X|

                                   VoIP, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2005

                                Table of Contents


                                                                            Page

Part I - Financial Information

Report of Independent Registered Public Accounting Firm                        3

  Item 1          Financial Statements                                         4

  Item 2          Management's Discussion and Analysis or
                  Plan of Operation                                           12

  Item 3          Controls and Procedures                                     18


Part II - Other Information

  Item 1          Legal Proceedings                                           18

  Item 2          Changes in Securities (to be completed)                     18

  Item 3          Defaults upon Senior Securities                             19

  Item 4          Submission of Matters to a Vote of Security Holders         19

  Item 5          Other Information                                           19

Signatures                                                                    20

             Report of Independent Registered Public Accounting Firm


To The Board of Directors and Stockholders
VoIP, Inc.

We have reviewed the accompanying consolidated balance sheet of VoIP, Inc. and Subsidiaries (the "Company") as of June 30, 2005 and the consolidated statements of operations and cash flows for the six and three month periods ended June 30, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying June 30, 2005 balance sheet reflects goodwill of approximately $30 million (approximately 61% of total consolidated assets) resulting from the May 31, 2005 acquisition of Caerus, Inc. Accounting principles generally accepted in the United States require that assets acquired and liabilities assumed be recorded at their respective fair market value. Had an evaluation of assets acquired and liabilities assumed been conducted, it is probable that amounts recorded as goodwill could have been assigned to other identifiable assets and liabilities. Based on information furnished to us by management, we believe that the Company may have excluded from the June 30, 2005 balance sheet certain identifiable intangible assets with definite useful lives, that if recognized would have reduced goodwill and increased depreciation and amortization expense by an amount that cannot be determined without a proper evaluation. Management is in the process of conducting an evaluation to determine the proper valuation of assets acquired and liabilities assumed in order to determine the proper carrying value of the those items and the ultimate recoverability of the remaining goodwill, if any.

Based on our review, with the exception of the matter described in the preceding paragraph, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly presented in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Berkovits, Lago & Company, LLP
Ft. Lauderdale, Florida
August 15, 2005

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                   VoIP, Inc.
                           Consolidated Balance Sheets
                       June 30, 2005 and December 31, 2004


                                                   (Unaudited)
                                                  June 30, 2005   Dec. 31, 2004
                                                   ------------    ------------
      ASSETS

Current Assets:
      Cash and cash equivalents                    $  1,068,516    $  1,141,205
      Accounts receivable, net of allowance of
       $99,047 and $136,795 respectively              1,023,226         818,071
      Due from related parties                          169,536         245,402
      Inventory                                         889,373         187,451
      Assets from discontinued operations, net of
       allowance of $200,000 in 2005                    192,000         412,419
      Other current assets                              209,883          43,702
                                                   ------------    ------------
Total Current Assets                                  3,552,534       2,848,250

Property and equipment, net                           8,637,267         419,868
Goodwill and other intangible                        36,598,411       6,923,854
Other assets                                            294,883          23,580
                                                   ------------    ------------

TOTAL ASSETS                                       $ 49,083,095    $ 10,215,552
                                                   ============    ============


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses        $ 10,472,720    $  1,224,974
      Notes payable                                   7,736,929         760,000
      Other current liabilities                       2,333,344         123,140
                                                   ------------    ------------
Total current liabilities                            20,542,993       2,108,114
                                                   ------------    ------------

Shareholders' equity:
      Common stock - $0.001 par value
         100,000,000 shares authorized
         47,166,380 and 24,258,982 issued
         and outstanding respectively                    47,167          24,259
      Additional paid-in capital                     37,906,499      12,722,565
      Accumulated deficit                            (9,413,564)     (4,639,386)
                                                   ------------    ------------
Total shareholders' equity                           28,540,102       8,107,438
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 49,083,095    $ 10,215,552
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   VoIP, Inc.
                      Consolidated Statements of Operations
                   For Six Months Ended June 30, 2005 and 2004
                  And Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                      Six Months        Six Months       Three Months      Three Months
                                    Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,
                                         2005              2004              2005              2004
                                    --------------    --------------    --------------    --------------

Revenues                            $    3,916,920    $       85,298    $    1,909,773    $       85,298

Cost of sales                            3,104,846            58,923         1,303,911            58,923
                                    --------------    --------------    --------------    --------------

Gross profit                               812,074            26,375           605,862            26,375

Operating expenses                       5,586,252           457,356         3,872,743           435,033
                                    --------------    --------------    --------------    --------------

Loss from operations                    (4,774,178)         (430,981)       (3,266,881)         (408,658)

Provision for income taxes                      --                --                --                --
                                    --------------    --------------    --------------    --------------

Net loss                            $   (4,774,178)   $     (430,981)   $   (3,266,881)   $     (408,658)
                                    ==============    ==============    ==============    ==============

Basic and diluted loss per share:   $        (0.18)   $        (0.05)   $        (0.11)   $        (0.03)

Weighted average number of
  shares outstanding                    26,940,458         8,255,570        30,012,632        16,233,813
                                    ==============    ==============    ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

                                   VoIP, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months ended June 30, 2005 and 2004
                                   (Unaudited)

                                                               Six Months        Six Months
                                                             Ended June 30,    Ended June 30,
                                                                  2005              2004
                                                              ------------      ------------
 Cash flows from operating activities
 Net loss                                                     $ (4,774,178)     $   (430,981)
 Adjustments to reconcile net loss to net
   cash (used in) operating activities
         Depreciation                                              281,141               293
         Provision for bad debt                                     99,047                --
         Provision on assets from discontinued operations          200,000                --
         Common shares issued for services                         748,325           143,000
         Stock option plan                                         127,238                --
         Common shares exchanged for warrants                      239,500                --

         Changes in operating assets and liabilities
           net of assets and liabilities acquired:
             Accounts receivable                                  (174,591)               --
             Inventory                                            (701,922)           (2,460)
             Other current assets                                  342,534           (33,719)
             Accounts payable                                     (134,456)           83,455
             Other current liabilities                            (836,286)               --
                                                              ------------      ------------
 Net cash (used in) operating activities                        (4,583,648)         (240,412)
                                                              ------------      ------------

 Cash flows from investing activities
         Cash from acquisitions                                         --          (173,182)
         Purchase of property and equipment                        (37,779)          (20,231)
                                                              ------------      ------------
 Net cash used in investing activities                             (37,779)         (193,413)
                                                              ------------      ------------

 Cash flows from financing activities
         Proceeds from issuance of notes payable                 2,615,339                --
         Payments on notes payables                               (769,228)               --
         Proceeds from sales of common stock                     2,702,625           591,400
                                                              ------------      ------------
         Net cash provided by financing activities               4,548,736           591,400

 Change in cash and cash equivalents                               (72,691)          157,575

 Cash and cash equivalents at beginning of period                1,141,205             3,499
                                                              ------------      ------------

 Cash and cash equivalents at end of period                   $  1,068,514      $    161,074
                                                              ============      ============

Non-cash investing and financing activities:
         Goodwill on acquisition                              $(29,674,557)     $         --
         Issuance of common stock and warrants
           on acquisitions                                    $ 19,392,676      $         --
         Issuance of stock for debt conversion                $  1,996,478      $         --
         Net liabilities assumed net of cash                  $  8,285,403      $         --
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

During December 2004 the Company decided to exit the tea import business in order to focus its efforts and resources in the "Voice over Internet Protocol"
(VoIP) telecommunications industry. In connection with the decision the Company sold its imported tea inventory and began to wind down its tea import operations. The assets, liabilities, and results of operations of the imported tea business have been classified as discontinued operations in the accompanying consolidated financial statements.

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

On May 31, 2005 the Company acquired 100 percent of the business of Caerus, Inc. and its wholly owned subsidiaries Volo Communications, Inc., Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for the right to receive 16.9 million of the Company's common shares.

Volo Communications, Inc. is a licensed facilities-based Competitive Local Exchange Carrier and Inter Exchange Carrier. Volo Communications, Inc. markets its network products and services under the VoiceOne brand name. It has Network Access Points operating in Orlando, Atlanta, New York, Dallas and Los Angeles.

Caerus Networks, Inc. is a technology research and development subsidiary, and Caerus Billing, Inc. is a billing and mediation subsidiary.

The Company's operations consist of one segment.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Caerus, Inc. (after its May 31, 2005 acquisition), eGlobalphone, Inc., VoIP Solutions, Inc., DTNet Technologies, Inc., and VoIP Americas, Inc. from their respective dates of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Consolidated Interim Financial Statements

The accompanying consolidated financial statements for the three and six month periods ended June 30, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of operating results to be expected for 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

Our subsidiary, Caerus, Inc. has cash restrictions to support letters of credit which in turn support operating license bonds required by several states' regulatory agencies. The amount of restricted cash as of June 30, 2005 was $60,000.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts using the reserve method based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of June 30, 2005 the balance of the allowance for uncollectible accounts amounted to $99,047. There was an allowance of $136,795 as of December 31, 2004.

Inventory

Inventory consists of finished goods and is valued at the lower of cost or market using the first-in, first-out method.

Advertising Expenses

Advertising and marketing expenses are charged to operations as incurred.

Income Taxes

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

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable. The recognition of revenues from Internet telephony services are deferred for new subscribers of eGlobalphone and VoIP Solutions until it deems that the customer has accepted the service. Subsequent revenues are recognized at the beginning of each customer's month. The recognition of revenue from Internet telephony services are recorded as rendered. Revenues related to long distance, carrier access service and certain other usage-driven charges are billed monthly in arrears and the associated revenues are recognized during the month of service.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight line method. The useful life of assets ranges from three to five years. The leasehold improvements are amortized over the life of the related lease.

Under the Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," the Company expenses computer software costs related to internal-use software that is incurred in the preliminary project stage. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. Amortization of internal-use software over a 5-year estimated useful life commenced upon the software being placed in service beginning January 1, 2004. Amortization of internal-use software for the period ended June 30, 2005 was approximately $77,000.

Business Combinations

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

Impairment of Long-lived Assets

The Company reviews the recoverability of its long-lived assets, such as plant, equipment and intangibles when events or changes in circumstances occur that indicate that the carrying value of the asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Concentration of Credit Risk

Financial instruments that may subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company has investment policies and procedures that are reviewed periodically to minimize credit risk.

One customer (Broadwing) represented approximately 98% of our subsidiary, Caerus, Inc.'s accounts receivable as of June 30, 2005 and approximately 91% of the Company's revenues for the six months ended June 30, 2005.


Note C - Intangibles

As of June 30, 2005 intangibles consist of the following:

Goodwill - acquisition of Caerus Communications                      $29,674,557
Goodwill - acquisition of DTNet Technologies, Inc.                     5,210,553
Goodwill - acquisition of Voipamericas, Inc.                           1,408,301
Intellectual property                                                    305,000
                                                                     -----------
Total                                                                $36,598,411
                                                                     ===========


On May 31, 2005 the Company consummated an Agreement and Plan of Merger ("Merger Agreement") with Caerus, Inc., whereby 100% of Caerus, Inc. common and preferred stock, stock options and warrants were exchanged for 16.9 million shares of common stock of VoIP.

The goodwill on the acquisition of Caerus, Inc. represents the negative net asset value of Caerus as of the date of the acquisition plus $19,392,675 which represents the market value of the 16,434,470 Company shares and warrants issued pursuant to this acquisition. This goodwill of approximately $29.7 million represents approximately 60% of total combined assets. Accounting principles generally accepted in the United States require that assets acquired and liabilities assumed be recorded at their respective fair market value. Had an evaluation of assets acquired and liabilities assumed been conducted, it is probable that amounts reflected as goodwill could have been assigned to other identifiable assets and liabilities with definite useful lives that if recognized would have reduced goodwill and increased depreciation and amortization expense by an amount that cannot be determined without a proper evaluation. Management is in the process of obtaining an independent evaluation to determine the proper valuation of assets acquired and liabilities assumed in order to determine the proper carrying value of those items and the ultimate recovery of the remaining goodwill, if any.

The goodwill on the acquisition of DTNet Technologies, Inc. (DTNet) represents the negative net asset value of DTNet liabilities as of the date of the acquisition plus $4,750,000 which represents the market value of 2,500,000 shares of Company stock issued pursuant to its acquisition.

The goodwill on the acquisition of Voipamericas represents the negative net asset value of Voipamericas liabilities as of the date of the acquisition plus $1,100,000 which represents the market value of 1,000,000 shares of the Company's stock issued pursuant to this acquisition.


Intellectual property is carried at cost which is comprised of $200,000 paid in cash and the value assigned to 100,000 Company common shares and 400,000 warrants issued pursuant to this transaction. The valuation of the common shares and warrants was $105,000 based on $1.05 per share. The value of the warrants was determined using the Black-Scholes model calculated as of October 14, 2004. This model uses the annualized deviation calculation and utilized industry averages as a comparison for adequate statistical results in the valuation. This is a standard financial model that considers the statistical annual volatility of the market changes in a stock price.

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

The Company uses the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in accounting for its stock options. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value for each option granted is estimated on the date of the grant using the minimum value method.

The vested options as of June 30, 2005 amounting to $127,238 are shown under the compensation and related expenses on the Consolidated Statement of Operation.

Note F - Notes Payable

As of June 30, 2005 Notes Payable consist of the following:

a. Note Payable to Shareholder                                        $1,053,196
b. Note Payable Convertible                                            1,552,915
c. Note Payable by subsidiary (Caerus, Inc.) to lender                 5,130,818
                                                                      ----------

Notes Payable Total                                                   $7,736,929
                                                                      ==========

a. Represents the balance due a shareholder at an interest rate of 3.75% with a maturity date of December 31, 2005.

b. In June 2005 the Company signed an agreement with subscribers to convert their loan of $1,552,915 into the Company's Common Shares once the registration is approved.


c. Represents the balance of a loan payable by the subsidiary Caerus, Inc. to Cedar Boulevard Leasing LLC. These borrowings are repayable over a three-year period and bear interest at 12.5% per annum. Additional borrowings under this facility are contingent upon, among other things, the Company raising certain levels of additional equity financing. The loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected first-priority, secured interest in all of the Caerus, Inc.'s assets, as well as rights to preferred stock warrants. Caerus, Inc. is currently in violation of certain requirements of the debt facility. No default has been declared. Accordingly, the full amount of the note at June 30, 2005 has been classified as current.


Note G - Litigation

On April 8, 2005, Volo Communications, Inc. ("Volo") (a wholly-owned subsidiary of Caerus, Inc.) filed suit against MCI Worldcom Network Services, Inc. d/b/a UUNET ("MCI"). Volo alleges that MCI engaged in a pattern and practice of over-billing Volo for the telecommunications services it provided pursuant to the parties' Services Agreement, and that MCI refused to negotiate such overcharges in good faith. Volo also seeks damages arising out of MCI's fraudulent practice of submitting false bills by, among other things, re-routing long distance calls over local trunks to avoid access charges, and then billing Volo for access charges that were never incurred. On April 4, 2005, MCI declared Volo in default of its obligations under the Services Agreement, claiming that Volo owes a past due amount of $8,365,980, and threatening to terminate all services to Volo within 5 days. By this action Volo alleges claims for (1) breach of contract; (2) fraud in the inducement; (3) primary estoppel; and (4) deceptive and unfair trade practices. Volo also seeks a declaratory judgment that (1) MCI is in breach of the Services Agreement; (2) $8,365,980 billed by MCI is not "due and payable" under that agreement; and (3) MCI's default letter to Volo is in violation of the Services Agreement. Volo seeks direct, indirect and punitive damages in an amount to be determined at trial.

On May 26, 2005, MCI filed an Answer, Affirmative Defenses, Counterclaim and Third-Party Complaint naming Caerus, Inc. as a third-party defendant. MCI asserts a breach of contract claim against Volo, a breach of guarantee claim against Caerus, Inc., and a claim for unjust enrichment against both parties, seeking an amount to be determined at trial. On July 11, 2005, Volo and Caerus, Inc. answered the counterclaim and third-party complaint, and filed a third-party counterclaim against MCI for declaratory judgment, fraud in the inducement, and breach of implied duty of good faith and fair dealing. Volo and Caerus, Inc. seek direct, indirect, and punitive damages in an amount to be determined at trial. Discovery should commence shortly. The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome.


Note H - Subsequent Events:

On August 3, 2005, VoIP, Inc. (the "Company") and WQN, Inc. ("WQN") executed an Asset Purchase Agreement, pursuant to which, among other things, VoIP Acquisition Company ("Acquisition Sub"), a wholly-owned subsidiary of the Company, will purchase substantially all of the assets of WQN relating to WQN's "Voice over Internet Protocol" business.

Pursuant to the Asset Purchase Agreement, Acquisition Sub will purchase the Assets for a purchase price consisting of (1) a Convertible Promissory Note, in the principal amount of $3,700,000 (the "Purchase Note"), (2) 1,250,000 shares of the Company's restricted common stock, par value $0.001 per share (the "Common Stock") and (3) a warrant (the "Purchase Warrant") to purchase 5,000,000 shares of Common Stock for $0.001 per share. In addition, the Asset Purchase Agreement provides that, in the event that the accounts payable of WQN transferred to the Company in the Asset Purchase exceed the accounts receivable transferred to the Company in the Asset Purchase, WQN will pay the Company the difference. If WQN is required to pay such difference, the Company will issue additional shares of Common Stock at the rate of one share per dollar of such excess, up to 500,000 shares.


ITEM 2.  Management's Discussion and Analysis and Plan of Operation

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

(2)   Results of Operations

For the six months ended June 30, 2005 and 2004 the Company had revenues of $3,916,920 and $85,298 respectively. For the three months ended June 30, 2005 and 2004 the Company had revenues of $1,909,773 and $85,298 respectively.

The significant increase in revenues was primarily driven by the acquisition of Caerus, Inc. (for one month only) and VoIP Solutions, Inc. Caerus revenue growth was driven by domestic wholesale terminations as well as Domestic long-distance wholesale. VoIP Solutions revenue was primarily driven by increases in the number of Virtual Service Providers (VSP's).

On May 31 2005, the Company completed the acquisition of Caerus, Inc. and immediately began the process of merging operations. As part of the agreement, the Company acquired 100 percent of the business of Caerus, Inc. and its wholly owned subsidiaries Volo Communications, Inc., Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for 16.9 million of the Company's common shares.

Volo Communications, Inc. is a licensed facilities-based CLEC (Competitive Local Exchange Carrier) and IXC (Inter Exchange Carrier). Caerus Networks, Inc. is a technology research and development subsidiary, and Caerus Billing, Inc. is a billing and mediation subsidiary. Caerus, Inc. and its three subsidiaries generated revenues during calendar year 2004 that totaled $14 million.

Through the wholesale-only model Volo is a "carrier's carrier," and will continue as a leader in the broadband voice marketplace. Volo will continue to market its network products and services under the VoiceOne brand name.

Volo currently has Network Access Points (NAPs) operating in Orlando, Atlanta, New York, Dallas and Los Angeles. A total of 22 NAPs are planned to be operational by the end of 2005 that will be capable of addressing the top 100 metropolitan areas, representing 93 percent of the domestic population.

The VoiceOne Network Operations Center (NOC) is a fully manned 24 x 7 operation and is the heartbeat of Volo Communications. The NOC is where the company monitors all aspects of the technical environment, from its nationwide OC-12 backbone to network routers, SIP proxies and numerous routing gateways, soft switches and other aspects of its VOIP infrastructure. Fully redundant technologies are deployed in a scalable network environment that enables the company to compete effectively and efficiently in the ever-evolving and demanding IP telecommunications marketplace. The VoiceOne network incorporates an advanced MPLS (Multi-Protocol Label Switching) architecture which is designed and operated to offer world-class services to carriers and service providers. VoiceOne features direct interconnection facilities with multiple LECs (Local Exchange Carriers), CLECs, IXCs, service providers, cable operators, wireless carriers and resellers.

In June 2004 the company acquired DTNet Technologies, Inc. and in September 2004 it acquired VoIP Americas. DTNet provides customer premises equipment to cable and DSL Internet providers throughout North America. VoIP Americas provides International and domestic wholesale terminations. Management believes that these acquisitions complement the company's strategy to deliver Voice over Internet Protocol over a wireless local loop and deliver service provider solutions to cable operators and small to medium size carriers and Virtual Service Providers (VSP's). DTNet has the distribution channels for the end users and VoIP Americas has the market knowledge, systems, and turn key solutions for today's sophisticated end users.

The cost of sales consists primarily of purchases, assembly and testing of customer premise equipment performed by third party vendors. Additionally, it includes the direct costs associated with the origination and termination of International/Domestic wholesale minutes.

The gross profit amount of approximately $812,074 represents a gross margin of 21%. The Company anticipates that the gross profit margin percentage will improve with additional growth in revenue. The company is attaining volume discounts from its suppliers. The company believes that these discounts will continue to improve as our sales strategy is deployed through out our different product lines.

Operating expenses consist primarily of salaries and related personnel costs, general corporate functions including finance, human resources, facilities, legal and professional fees, insurance and general corporate overhead costs. Total operating expenses for the six months ended June 30, 2005 and June 30, 2004 were $5,586,252 and $457,356 respectively. The principal components for 2005 are general and administrative expenses $2,029,223, wages and salaries $1,690,579, commissions $1,173,136, and professional fees $611,211. The expense increases were primarily due to the Company's entrance into the VoIP business, expansion via marketing as well as acquisition, and the related legal and professional costs of operating a public company.


Net losses for the respective quarters ended June 30, 2005 and 2004 were approximately $3,266,881 and $408,658 respectively. Net loss per share was approximately $0.11 and $0.03 respectively. This included the one time event of the issuance of 4,400,000 warrants to two executives to acquire 2,200,000 Company shares at $1.00 for each during 2004. The difference between the market value and the $1.00 share price is $1,936,000. This included a one time event in the exchange of company shares for warrants issued to an executive. The market value of the shares amounting to approximately $239,500 as of the transaction date was recognized as compensation expense in the consolidated statement of operation.


(3)   Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents approximating $1,068,516 compared to $1,141,205 at December 31, 2004. We currently have three borrowing arrangements with a balance of $ 7.7 million as of June 30, 2005, with notes payable to a shareholder of $1.1 million, notes convertible of $1.5 million and note payable of $5.1 million. Cash used in operating activities of $4.6 million in the first two quarters of 2005, was primarily attributable to the net loss of $4.8 million. Cash provided by financing activities in the first two quarters of 2005 consisted primarily of $2.7 million of proceeds resulting from the sale of common stock to investors in private placement transactions and proceeds from issuance of notes payable of $2.6 million.

Liquidity for the period from inception through June 30, 2005 has been mainly provided by sales of common stock through private placements and borrowing from affiliates. Management has taken actions directly related to the generation of product sales during the first two quarters of 2005, showing revenues for $3.9 million.

The Company anticipates that all working capital requirements for 2005 will be satisfied from the operation of the acquired business and the sales of additional securities through private placements. There are outstanding commitments for the sale of $1.5 million of convertible notes, but there are no other commitments in place for funding.


Payments Due by Period

      The following table illustrates our outstanding debts and the terms of that debt as of June 30, 2005:

                                                 Less than           1-3             3-5
Contractual Obligations              Total         1 Year           Years           Years
--------------------------------------------------------------------------------------------
Long-Term Debt                   $      0.00     $      0.00     $      0.00     $      0.00
Notes Payable                    $ 7,736,929     $ 7,736,929     $      0.00     $      0.00
Operating Leases                 $    35,572     $   149,905     $   445,000     $      0.00
Purchase Obligations             $      0.00     $      0.00     $      0.00     $      0.00
                                 -----------------------------------------------------------
Total                            $ 7,772,501     $ 7,866,834         $445000     $      0.00
                                 ===========================================================

Plan of Operations

The Company has incurred losses since its inception and, as of June 30, 2005, has an accumulated deficit of approximately $9,400,000. We have not achieved profitability on an annual or quarterly basis and may incur additional net losses in future quarters and years. The growth in revenues has been consistent and Management expects to be in a break even position by the end of 2005.

The revenue growth will be achieved by acquisitions and the launch of new products and services developed by the Company. The Company has had discussions with various financing sources to obtain any capital that may be needed to finance acquisitions in order to generate sufficient revenues to attain profitability.

The Company does not expect material research and development expenses during the year or the purchase of substantial equipment.

The Company currently has 55 employees and it does not expect a significant change in the number of employees unless acquisitions are completed.

The Company is constantly exploring acquisitions, and any material acquisition could have a substantial impact on these plans.

                           VOIP, INC. AND SUBSIDIARIES
         UNAUDITED PRO FROMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

The Following unaudited pro forma condensed combined statements of operations are derived from and should be read in conjunction with the historical consolidated financial statements and related notes of VOIP, INC. ("VOIP" or the "Company"), and CAERUS, INC. ("CAERUS"). On June 1, 2005, the Company, and Caerus announced the closing of the merger of Volo Acquisition Corp., a wholly-owned subsidiary of the Company with and into Caerus, with Caerus as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement'), executed on May 31, 2005.

The unaudited pro forma condensed statement of operations for the six months ended June 30, 2005 gives effect to the merger of Caerus and the Company with the conversion of all Caerus capital stock into 16,434,470 shares of common stock, par value $0.001, of the Company.

The unaudited pro forma condensed combined statement of operations assumes that the Merger was consummated on January 1, 2004.

The unaudited pro forma condensed combined Statement of Operations have been prepared based on currently available information and assumptions that are deemed appropriate by the Company's management. The pro forma information is for informational purposes only and is not intended to be indicative of the actual consolidated results that would have been reported had the transactions occurred on the dates indicated, nor does the information represent a forecast of the consolidated financial position at any future date or the combined financial results of the Company and Caerus for any future period.

                                   VoIP, Inc.
            Proforma Consolidated Statement of Operations (Unaudited)
                    For the Three Months Ended June 30, 2005


                                                   VoIP, Inc.       Caerus, Inc.         Elim's           Consol
                                                  ------------      ------------      ------------     ------------
Revenues                                          $  1,260,274      $  2,289,399      $         --     $  3,549,673

Cost of Sales                                          638,369         2,785,740                --        3,424,109
                                                  ------------      ------------      ------------     ------------

Gross Profit (Loss)                                    621,905          (496,341)               --          125,564
                                                  ------------      ------------      ------------     ------------

Operating expenses                                   2,933,639         1,987,002                --        4,920,641
                                                                                                       ------------

Loss from operations                                (2,311,734)       (2,483,343)               --       (4,795,077)
                                                  ------------      ------------      ------------     ------------

Provision for income taxes                                  --                --                                 --
                                                  ------------      ------------      ------------     ------------

Net Loss                                          $ (2,311,734)     $ (2,483,343)     $         --     $ (4,795,077)
                                                  ============      ============      ============     ============

Basic and diluted loss per share:                                                                      $      (0.16)
                                                                                                       ============

Weighted average number of shares outstanding                                                            30,012,632
                                                                                                       ============

The accompanying notes are an integral part of the pro forma consolidated financial statements.

                                   VoIP, Inc.
             Unaudited Proforma Consolidated Statement of Operations
                     For the Six Months Ended June 30, 2005


                                                   VoIP, Inc.       Caerus, Inc.         Elim's           Consol
                                                  ------------      ------------      ------------     ------------

Revenues                                          $  3,267,421      $  7,284,244      $         --     $ 10,551,665

Cost of Sales                                        2,439,304         9,143,457                --       11,582,761
                                                  ------------      ------------      ------------     ------------

Gross Profit (Loss)                                    828,117        (1,859,213)               --       (1,031,096)
                                                  ------------      ------------      ------------     ------------

Operating expenses                                   4,647,148         3,839,659                --        8,486,807

Loss from operations                                (3,819,031)       (5,698,872)               --       (9,517,903)
                                                  ------------      ------------      ------------     ------------


Loss before income taxes
                                                    (3,819,031)       (5,698,872)               --       (9,517,903)

Provision for income taxes                                  --                --                --               --
                                                  ------------      ------------      ------------     ------------

Net Loss                                          $ (3,819,031)     $ (5,698,872)     $         --     $ (9,517,903)
                                                  ============      ============      ============     ============

Basic and diluted loss per share:                                                                      $       (.35)
                                                                                                       ============

Weighted average number of shares outstanding                                                            26,940,458
                                                                                                       ============


The accompanying notes are an integral part of these consolidated financial statements.

                           VOIP, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED
                              FINANCIAL STATEMENTS

(1)   VoIP, INC. Basis of Presentation

      Historical financial information for VoIP, INC. for the three and six months ended June 30, 2005 has been derived from VoIP, INC. historical statements.

(2)   CAERUS, INC. Basis of Presentation

      Historical financial information for CAERUS, INC. as of and for the three and six months ended June 30, 2005 has been derived from Caerus, Inc's historical statements.

(3)   VoIP, INC. and CAERUS, INC. Merger

      On June 1, 2005, the Company, and Caerus, Inc. announced the closing of the merger of Volo Acquisition Corp., a wholly-owned subsidiary of the Company with and into Caerus, Inc. with Caerus, Inc. as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), executed on May 31, 2005 by the conversion of all Caerus, Inc. capital stock into 16,434,470 shares of common stock, par value $0.001, of the Company. See Footnote C in the Financial Statements above regarding Goodwill and the pending reevaluation of assets and liabilities acquired and assumed.

(4)   Pro Forma Statements of Income Adjustments None were required.

(5)   Acquisition appraisal

      The Company is in the process of obtaining a professional appraisal of the Caerus, Inc. acquisition. The acquisition created Goodwill in the amount of $29,674,557. If the appraisal indicates that amount would best be allocated between Goodwill, other intangible assets and/or paid in capital the appropriate adjustment will be made.

      Goodwill is the excess of the purchase price, based on the market value of the 16,434,470 shares issued, over the book value of Caerus, Inc. on May 31, 2005. As listed in the following table:

      Total paid in VoIP, Inc stock and warrants                    16,434,470
      VoIP share market value -
        close of Market on May 31, 2005                            $      1.18
                                                                   -----------
      Total cost of Caerus, Inc. to VoIP, Inc.                     $19,392,675
      Plus: Negative equity of Caerus, Inc.
        as of May 31, 2005                                          10,281,881
                                                                   -----------
      Goodwill                                                     $29,674,557
                                                                   ===========

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

See Financial Statement Note G for litigation between Volo Communications, Inc (a wholly-owned subsidiary of Caerus, Inc.) and MCI WorldCom Network Services, Inc. d/b/a UUNET.


Item 2 - Changes in Securities

      The following unregistered securities have been issued during the second quarter of 2005:

            Effective April 2005, registrant issued 166,250 shares of common stock for cash of $125,000.

            Effective May 2005, registrant issued 93,750 shares of common stock for cash of $75,000.

            Effective June 2005, registrant issued 1,196,875 shares of common stock for cash of $949,500.

            Effective June 2005, registrant issued 1,440,000 shares of common stock for services provided to the company.

            Effective June 2005, registrant issued 16,434,470 shares of common stock for the acquisition of Caerus, Inc. and its subsidiaries.

            Effective June 2005, registrant issued 1,623,153 shares of common stock for a subsidiary debt conversion.

            All such shares were issued pursuant to exemptions provided by
            Section 4(2) of the Securities Act of 1933 and Regulation D.

            On August 12, 2005 the Company filed a Registration Statement for the resale of up to 15,377,245 shares by 185 selling shareholders.

Item 3 - Defaults on Senior Securities

      None

Item 4 - Submission of Matters to a Vote of Security Holders

      The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

      None

Item 6 - Exhibits

(a) Exhibits

       No.  Description

      31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                               VoIP, INC.


August 15, 2005                                /s/ Steven Ivester
                                               ---------------------------------
                                               Steven Ivester
                                               President and CEO

                                               /s/ Osvaldo Pitters
                                               ---------------------------------
                                               Osvaldo Pitters
                                               Chief Financial Officer