Form 10QSB/A
period 2005-06-30
VOIP  INC
filed 2005-10-11
CIK 1100954

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

                                   -----------

                  For the quarterly period ended June 30, 2005

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                     OF 1934

                                   -----------

              For the transition period from _________ to ________

--------------------------------------------------------------------------------

                        Commission File Number: 000-28985

                                     -------

                                   VoIP, Inc.
        (Exact name of small business issuer as specified in its charter)

               Texas                                    75-2785941
      --------------------------               ----------------------------
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

                                Table of Contents

                                                                            Page

Part I - Financial Information

             Report of Independent Registered Public Accounting Firm           3

  Item 1     Financial Statements                                              4

  Item 2     Management's Discussion and Analysis of Financial Condition,
                 Results of Operations and Plan of Operation                  15

  Item 3     Controls and Procedures                                          24

Part II - Other Information

  Item 1     Legal Proceedings                                                25

  Item 2     Changes in Securities                                            25

  Item 3     Defaults upon Senior Securities                                  25

  Item 4     Submission of Matters to a Vote of Security Holders              25

  Item 5     Other Information                                                25

Signatures                                                                    26

             Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
VoIP, Inc.

We have reviewed the accompanying consolidated balance sheet of VoIP, Inc. and Subsidiaries (the "Company") as of June 30, 2005 and the consolidated statements of operations and cash flows for the six and three month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

Ft. Lauderdale, Florida
August 15, 2005 except for
Notes A, D, E, and J as to which the date is October 7, 2005

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                   VoIP, Inc.
                           Consolidated Balance Sheets
                       June 30, 2005 and December 31, 2004

                                                            (Unaudited)
                                                           June 30, 2005      Dec. 31, 2004
                                                           -------------      -------------
    ASSETS

Current assets:
    Cash and cash equivalents                              $   1,068,514      $   1,141,205
    Accounts receivable, net of allowance of
        $99,047 and $136,795 respectively                      1,023,226            818,071
    Due from related parties                                     169,537            245,402
    Inventory                                                    889,373            187,451
    Assets from discontinued operations less valuation
       allowance of $200,000 in 2005                             192,000            412,419
    Other current assets                                         209,884             43,702
                                                           -------------      -------------
Total current assets                                           3,552,534          2,848,250

Property and equipment, net                                    8,637,267            419,868
Goodwill and other intangible assets                          30,765,594          6,923,854
Other assets                                                     294,884             23,580
                                                           -------------      -------------

TOTAL ASSETS                                               $  43,250,279      $  10,215,552
                                                           =============      =============

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                  $  10,472,720      $   1,224,974
    Notes payable                                              7,736,929            760,000
    Other current liabilities                                  2,333,343            123,140
                                                           -------------      -------------
Total current liabilities                                     20,542,992          2,108,114
                                                           -------------      -------------

Shareholders' equity:
    Common stock - $0.001 par value
      100,000,000 shares authorized
      47,166,380 and 24,258,982 shares issued
      and outstanding, respectively                               47,167             24,259
    Additional paid-in capital                                32,332,943         12,722,565
    Accumulated deficit                                       (9,672,823)        (4,639,386)
                                                           -------------      -------------
Total shareholders' equity                                    22,707,287          8,107,438
                                                           -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $  43,250,279      $  10,215,552
                                                           =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   VoIP, Inc.
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 2005 and 2004
                  And Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                      Six Months Ended      Six Months Ended      Three Months Ended    Three Months Ended
                                       June 30, 2005         June 30, 2004          June 30, 2005          June 30, 2004
                                      ----------------      ----------------      ----------------      ----------------
Revenues                              $      3,916,920      $         85,298      $      1,909,773      $         85,298

Cost of sales                                3,104,846                58,923             1,303,911                58,923
                                      ----------------      ----------------      ----------------      ----------------

Gross profit                                   812,074                26,375               605,862                26,375

Operating expenses                           5,845,511               457,356             4,132,002               435,033
                                      ----------------      ----------------      ----------------      ----------------

Loss from operations                        (5,033,437)             (430,981)           (3,526,140)             (408,658)

Provision for income taxes                          --                    --                    --                    --
                                      ----------------      ----------------      ----------------      ----------------

Net loss                              $     (5,033,437)     $       (430,981)     $     (3,526,140)     $       (408,658)
                                      ================      ================      ================      ================

Basic and diluted loss per share:     $          (0.19)     $          (0.05)     $          (0.12)     $          (0.03)
                                      ================      ================      ================      ================

Weighted average number of
  shares outstanding                        26,940,458             8,255,570            30,012,632            16,233,813
                                      ================      ================      ================      ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   VoIP, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                Six Months          Six Months
                                                              Ended June 30,      Ended June 30,
                                                                   2005                2004
                                                              --------------      --------------
Cash flows from operating activities:
Net loss                                                      $   (5,033,437)     $     (430,981)
Adjustments to reconcile net loss to net
  cash (used in) operating activities
    Depreciation and amortization                                    540,400                 293
    Provision for bad debt                                            99,047                  --
    Provision on assets from discontinued operations                 200,000                  --
    Common shares issued for services                                748,325             143,000
    Stock option plan                                                127,238                  --
    Common shares exchanged for warrants                             239,500                  --

    Changes in operating assets and liabilities
      net of assets and liabilities acquired:
        Accounts receivable                                         (174,591)                 --
        Inventory                                                   (701,922)             (2,460)
        Other current assets                                         342,534             (33,719)
        Accounts payable                                            (134,456)             83,455
        Other current liabilities                                   (836,286)                 --
                                                              --------------      --------------
Net cash (used in) operating activities                           (4,583,648)           (240,412)
                                                              --------------      --------------

Cash flows from investing activities:
   Cash from acquisitions                                                 --            (173,182)
   Purchase of property and equipment                                (37,779)            (20,231)
                                                              --------------      --------------
Net cash used in investing activities                                (37,779)           (193,413)
                                                              --------------      --------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                         2,615,339                  --
   Payments on notes payables                                       (769,228)                 --
   Proceeds from sales of common stock                             2,702,625             591,400
                                                              --------------      --------------
   Net cash provided by financing activities                       4,548,736             591,400

Change in cash and cash equivalents                                  (72,691)            157,575

Cash and cash equivalents at beginning of period                   1,141,205               3,499
                                                              --------------      --------------

Cash and cash equivalents at end of period                    $    1,068,514      $      161,074
                                                              ==============      ==============

Non-cash investing and financing activities:
   Goodwill and intangible assets recorded on acquisition     $  (24,101,000)     $           --
   Issuance of common stock and warrants
     on acquisitions                                          $   13,819,119      $           --
   Issuance of stock for debt conversion                      $    1,996,478      $           --
   Net liabilities assumed net of cash                        $    8,285,403      $           --
                                                              ==============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   VoIP, Inc.

                          Notes to Financial Statements

NOTE A - AMENDMENT TO PREVIOUSLY FILED FORM 10-QSB

This Form 10-QSB amends the previously filed Form 10-QSB for the quarterly period ended June 30, 2005, filed by the Company on August 19, 2005, to reflect the purchase price of the assets purchased, in connection with the acquisition of Caerus, Inc., on May 31, 2005 and to reflect the amortization of certain identifiable intangible assets recorded in connection with this acquisition for the period June 1, 2005 to June 30, 2005. The differences between the amounts reported herein and those reported in the previous 10-QSB for this quarterly period are attributable to the allocation of the purchase price to certain identifiable intangible assets, the application of a marketability discount applied to the value of the stock issued in connection with the purchase and amortization of certain intangible assets. A comparison of the amounts reported herein that differ from amounts previously reported, is as follows:

                                                       As
                                                   Previously
                                                    Reported         Adjustments       As Amended
                                                  ------------      ------------      ------------
Consolidated Balance Sheet
   At June 30, 2005:

   Goodwill and intangible assets                 $ 36,598,411      $(36,598,411)     $         --
   Goodwill                                       $         --      $ 16,919,853      $ 16,919,853
   Intangible assets                              $         --      $ 13,845,741      $ 13,845,741

   Total assets                                   $ 49,083,095      $ (5,832,816)     $ 43,250,279

   Additional paid-in capital                     $ 37,906,499      $ (5,573,556)     $ 32,332,943
   Total shareholders' equity                     $ 28,540,102      $ (5,832,815)     $ 22,707,287
   Accumulated deficit                            $ (9,413,564)     $   (259,259)     $ (9,672,823)
   Total liabilities and shareholders' equity     $ 49,083,095      $ (5,832,816)     $ 43,250,279

Consolidated Statement of Operations
   for the Six Months Ended June 30, 2005:

   Operating expenses                             $  5,586,252      $    259,259      $  5,845,511
   Loss from operations                           $ (4,774,178)     $   (259,259)     $ (5,033,437)
   Net loss                                       $ (4,774,178)     $   (259,259)     $ (5,033,437)
   Loss per share                                 $      (0.18)     $      (0.01)     $      (0.19)

Consolidated Statement of Operations
   for the Three Months Ended June 30, 2005:

   Operating expenses                             $  3,872,743      $    259,259      $  4,132,002
   Loss from operations                           $ (3,266,881)     $   (259,259)     $ (3,526,140)
   Net loss                                       $ (3,266,881)     $   (259,259)     $ (3,526,140)
   Loss per share                                 $      (0.11)     $      (0.01)     $      (0.12)

NOTE B - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On April 13, 2004 the Company changed its name to VoIP, Inc. and began to develop and manufacture internet protocol telephony customer premise equipment, provide voice over the internet subscriber based telephony services and long range WiFi technology solutions for residential and enterprise customers including multimedia applications.

During December 2004 the Company decided to exit the tea import business in order to focus its efforts and resources in the voice over internet protocol
(VoIP) telecommunications industry. In connection with the decision the Company sold its imported tea inventory and began to wind down its tea import operations. The assets, liabilities, and results of operations of the imported tea business have been classified as discontinued operations in the accompanying consolidated financial statements.

On May 31, 2005 the Company acquired 100 percent of Caerus, Inc. and its wholly owned subsidiaries Volo Communications, Inc., Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for 16.9 million of the Company's common shares.

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

The Company offers quality (VoIP) based solutions, providing residential and business customers more user friendly and affordable ways to communicate. The Company also manufactures products and provides services to Internet Service Providers, Telecommunication Service Providers and Cable Operators in strategic countries around the world. The Company, through its subsidiaries, provides a comprehensive portfolio of IP multimedia-based solutions ranging from subscriber based voice services, to SIP based infrastructure design and deployment, to broadband customer premise equipment design and implementation services, as well as engineering design, manufacturing and distribution of wireless broadband technology.

The Company's operations consist of one segment.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Unaudited Consolidated Interim Financial Statements

The accompanying consolidated financial statements for the three and six months periods ended June 30, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of operating results to be expected for 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of June 30, 2005 and December 31, 2004 the balance of the allowance for uncollectible accounts amounted to $99,047 and $136,795, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and notes payable, as applicable, approximate fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

One customer represented approximately 98% of our subsidiary Caerus, Inc.'s accounts receivable as of June 30, 2005 and approximately 91% of Caerus, Inc.'s revenues for the six months ended June 30, 2005.

NOTE D - ACQUISITION OF CAERUS, INC.

On May 31, 2005 the Company acquired 100 percent of Caerus, Inc. and its wholly owned subsidiaries Volo Communications, Inc., Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for 16.9 million of the Company's common shares. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141").

The purchase price was allocated to the identifiable net assets acquired including the identifiable intangible assets based on their estimated fair market values at the date of acquisition. The goodwill, intangible assets and property recorded for the acquisition of Caerus, Inc. (Caerus) represent the fair market value of liabilities as of the date of acquisition, plus $13,819,118 which represents the value of the Company's common stock and options issued pursuant to the acquisition, plus acquisition-related costs. The common stock issued to acquire Caerus was valued at the closing market price of the stock on the date of the acquisition, less a 25% discount due to restrictions on the shares. The amortizable lives of the intangible assets recorded for Caerus range from one to nine years.

The fair market value of the assets acquired on May 31, 2005 is as follows:

                                                                 Fair Value of
                                                                Assets Acquired
                                                                ---------------

Cash                                                            $        66,485
 Accounts receivable                                                    285,578
 Deposits                                                               108,500
 Other current assets                                                   156,659
 Property and equipment, net                                          8,451,763
 Other assets                                                           271,609
 Accounts payable                                                    (9,382,323)
 Note payable                                                        (6,960,818)
 Customer deposits                                                   (1,026,750)
 Other current liabilities                                           (2,252,703)
                                                                ---------------
        Sub total                                                   (10,282,000)

 Intangible assets                                                   13,800,000
 Goodwill                                                            10,301,000
                                                                ---------------
        Sub total                                                    24,101,000
                                                                ---------------
Purchase price                                                  $    13,819,000
                                                                ===============

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

a) As of June 30, 2005 goodwill consisted of the following:                                  Amount
                                                                                          -----------
      Acquisition of Caerus, Inc.                                                         $10,301,000
      Acquisition of DTNet Technologies, Inc.                                               5,210,553
      Acquisition of Voipamericas, Inc.                                                     1,408,301
                                                                                          -----------
             Sub total                                                                     16,919,854
                                                                                          -----------

b) As of June 30, 2005 intangible assets consisted of the following:
   Ingangibles with finite lives:                                     Useful Life Years      Amount
                                                                      -----------------   -----------
      Technology - Caerus, Inc.                                              4.0          $ 6,000,000
      Customer relationships - Caerus, Inc.                                  6.0            5,800,000
      Trade names - Caerus, Inc.                                             9.0            1,300,000
      Non-compete agreements - Caerus, Inc.                                  1.0              500,000
      Carrier licenses - Caerus, Inc.                                    Unamortized          200,000
                                                                                          -----------
         Sub total                                                                         13,800,000
      Less accumulated amortization                                                          (259,260)
                                                                                          -----------
         Sub total                                                                         13,540,740
   Ingangibles with indefinite lives:
      Intellectual property                                                                   305,000
         Sub total                                                                         13,840,740
                                                                                          -----------

         Total                                                                            $30,765,594
                                                                                          ===========

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

Intellectual property consists of the following:

      a) all rights of the Company of Record in the telephone numbers 1(800)TALKTIME, 1(888)TALKTIME, AND 1(877)TALKTIME.COM

      b) all rights to the URL's (domain names) 800TALKTIME.COM, 1800TALKTIME.COM, and 1-800-TALKTIME.COM

      c) all rights to U.S. Trademark Registration No. 2,209,316 directed to 1-800-TALKTIME and the goodwill associated therewith.

NOTE F - EXCHANGE OF WARRANTS FOR SHARES

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

NOTE G - STOCK OPTION PLAN

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

NOTE H - NOTES PAYABLE

As of June 30, 2005 Notes Payable consist of the following:

a. Note Payable to Shareholder                                        $1,053,196
b. Note Payable - Convertible                                          1,427,925
c. Note Payable - Convertible                                            125,000
d. Note Payable to lending institution                                 5,130,818
                                                                      ----------

Notes Payable Total                                                   $7,736,939
                                                                      ==========

a. Represents the balance due a shareholder at an interest rate of 3.75% with a maturity date of December 31, 2005.

b. Represents 8% notes issued pursuant to a subscription agreement, convertible into 1,784,895 shares of common stock. In connection with these notes the holders received warrants to purchase 829,447 shares of common stock at $1.60 per share and 892,448 shares of common stock at $1.43 per share. The subscription agreement for these notes requires the issuance of an additional $1,427,916 of these 8% notes, convertible into 1,784,895 shares of common stock, within five business days following the effective date of a Company registration statement on Form SB-2. In connection with these notes the Company will issue warrants for the purchase of 892,447 shares of common stock at $1.60 per share and 892,448 shares of common stock at a per share price equal to 110% of the volume weighted average price for the five business days immediately preceding the effective date of the Form SB-2.

c. This note bears interest at 12% and in July, 2005 was converted into 166,667 shares of common stock.

d. Represents the balance of a loan payable by Caerus, Inc. These borrowings are repayable over a three-year period and bear interest at 12.5% per annum. Additional borrowings under this facility are contingent upon, among other things, the Company raising certain levels of additional equity financing. The loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected first-priority, secured interest in all of the Caerus, Inc.'s assets, as well as rights to preferred stock warrants. Caerus, Inc. is currently in violation of certain requirements of the debt facility. Accordingly, the full amount of the note at June 30, 2005 has been classified as current. No default on this loan has been declared.

NOTE I - LITIGATION

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

NOTE J - SUBSEQUENT EVENTS

On October 6, 2005, the Company through a wholly owned subsidiary, purchased substantially all of the assets of WQN, Inc. relating to WQN's "Voice over Internet Protocol" business.

Pursuant to the Asset Purchase Agreement, Acquisition Sub purchased the Assets for a purchase price consisting of (1) a Convertible Promissory Note, in the principal amount of $3,700,000 and convertible into 3,557,692 shares of the Company's common stock (the "Purchase Note"), (2) 1,250,000 restricted shares of the Company's common stock, par value $0.001 per share (the "Common Stock") and
(3) a warrant (the "Purchase Warrant") to purchase 5,000,000 shares of Common Stock for $0.001 per share. In addition, the Asset Purchase Agreement provides that, in the event that the accounts payable of WQN transferred to the Company in the Asset Purchase exceed the accounts receivable transferred to the Company in the Asset Purchase, WQN will pay the Company the difference. If WQN is required to pay such difference, the Company will issue additional shares of Common Stock at the rate of one share per dollar of such excess, up to 500,000 shares.

ITEM 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Plan of Operation

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

Amendment of Previously Filed Form 10-QSB for the Quarterly Period Ended June 30, 2005

This Form 10-QSB amends the previously filed Form 10-QSB for the quarterly period ended June 30, 2005, filed by the Company on August 19, 2005, to reflect the purchase price of the assets purchased, in connection with the acquisition of Caerus, Inc., on May 31, 2005 and to reflect the amortization of certain identifiable intangible assets recorded in connection with this acquisition for the period June 1, 2005 to June 30, 2005. The differences between the amounts reported herein and those reported in the previous 10-QSB for this quarterly period are attributable to the allocation of the purchase price to certain identifiable intangible assets, the application of a marketability discount applied to the value of the stock issued in connection with the purchase and amortization of certain intangible assets. A comparison of the amounts reported herein that differ from amounts previously reported, is as follows:

                                                       As
                                                   Previously
                                                    Reported        Adjustments        As Amended
                                                  ------------      ------------      ------------
Consolidated Balance Sheet
   At June 30, 2005:

   Goodwill and intangible assets                 $ 36,598,411      $(36,598,411)     $         --
   Goodwill                                       $         --      $ 16,919,853      $ 16,919,853
   Intangible assets                              $         --      $ 13,845,741      $ 13,845,741

   Total assets                                   $ 49,083,095      $ (5,832,816)     $ 43,250,279

   Additional paid-in capital                     $ 37,906,499      $ (5,573,556)     $ 32,332,943
   Total shareholders' equity                     $ 28,540,102      $ (5,832,815)     $ 22,707,287
   Accumulated deficit                            $ (9,413,564)     $   (259,259)     $ (9,672,823)
   Total liabilities and shareholders' equity     $ 49,083,095      $ (5,832,816)     $ 43,250,279

Consolidated Statement of Operations
   for the Six Months Ended June 30, 2005:

   Operating expenses                             $  5,586,252      $    259,259      $  5,845,511
   Loss from operations                           $ (4,774,178)     $   (259,259)     $ (5,033,437)
   Net loss                                       $ (4,774,178)     $   (259,259)     $ (5,033,437)
   Loss per share                                 $      (0.18)     $      (0.01)     $      (0.19)

Consolidated Statement of Operations
   for the Three Months Ended June 30, 2005:

   Operating expenses                             $  3,872,743      $    259,259      $  4,132,002
   Loss from operations                           $ (3,266,881)     $   (259,259)     $ (3,526,140)
   Net loss                                       $ (3,266,881)     $   (259,259)     $ (3,526,140)
   Loss per share                                 $      (0.11)     $      (0.01)     $      (0.12)

Financial Condition and Results of Operations

On May 31 2005, we completed the acquisition of Caerus, Inc. and immediately began the process of merging operations. As part of the agreement, we acquired 100 percent of the business of Caerus, Inc. and its wholly owned subsidiaries Volo Communications, Inc., Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for 16.9 million of the Company's common shares.

Volo Communications, Inc. is a licensed facilities-based CLEC (Competitive Local Exchange Carrier) and IXC (Inter Exchange Carrier). Caerus Networks, Inc. is a technology research and development subsidiary, and Caerus Billing, Inc. is a billing and mediation subsidiary. Caerus, Inc. and its three subsidiaries (collectively referred to herein as Caerus) generated revenues during calendar year 2004 that totaled $14 million.

Through the wholesale-only model Volo is a "carrier's carrier," and will continue its focus on the broadband voice marketplace, marketing its network products and services under the VoiceOne brand name.

Volo currently has Network Access Points (NAPs) operating in Orlando, Atlanta, New York, Dallas and Los Angeles. A total of 22 NAPs are planned to be operational by the end of 2005 that will be capable of addressing the top 100 metropolitan areas.

Caerus' VoiceOne Network Operations Center (NOC) is a fully manned, 24 x 7 operation and is the heartbeat of Volo Communications. The NOC is where the company monitors all aspects of the technical environment, from its nationwide OC-12 backbone to network routers, SIP proxies and numerous routing gateways, soft switches and other aspects of its VOIP infrastructure. Fully redundant technologies are deployed in a scalable network environment that enables the company to compete in the ever-evolving and demanding IP telecommunications marketplace. The VoiceOne network incorporates a (Multi-Protocol Label Switching) architecture which is designed and operated to offer world-class services to carriers and service providers. VoiceOne features direct interconnection facilities with multiple LECs (Local Exchange Carriers), CLECs, IXCs, service providers, cable operators, wireless carriers and resellers.

In June 2004 we acquired DTNet Technologies, Inc. and in September 2004 we acquired VoIP Americas. DTNet provides customer premises equipment to cable and DSL Internet providers throughout North America. VoIP Americas provides International and domestic wholesale terminations. Management believes that these acquisitions complement the company's strategy to deliver Voice over Internet Protocol over a wireless local loop and deliver service provider solutions to cable operators and small to medium size carriers and Virtual Service Providers. DTNet has the distribution channels for the end users and VoIP Americas has the market knowledge, systems, and turn key solutions for today's sophisticated end users.

For the six months ended June 30, 2005 and 2004 the Company had revenues of $3,916,886 and $85,298 respectively. For the three months ended June 30, 2005 and 2004 the Company had revenues of $1,909,739 and $85,298 respectively. Most of the revenue increase for both the six months and three months ended June 30, 2005 compared to the same periods in the prior year were due to the acquisitions of DTNet and Caerus. Revenues from Caerus and DTNet were $649,499 and $1,471,090, respectively, for the six months ended June 30, 2005 and $649,499 and $1,000,044 respectively, for the three months ended June 30, 2005.

The cost of sales consists primarily of purchases, assembly and testing of customer premise equipment performed by third party vendors. Additionally, cost of sales includes the direct costs associated with the origination and termination of international/domestic wholesale minutes.

The gross profit amount of approximately $812,040 represents a gross margin of 21%. We anticipate that the gross profit margin percentage will improve with growth in revenue. We are pursuing volume discounts from our suppliers and believe that these discounts will continue to materialize our sales strategy is deployed throughout our different product lines. All of the increase in gross profit for the six months ended June 30, 2005 and 35% of the increase for the three months ended June 30, 2005 compared to the same periods in the prior year were due to the acquisition of DTNet.

Operating expenses consist primarily of salaries and related personnel costs, general corporate functions including finance, human resources, facilities, legal and professional fees, insurance and general corporate overhead costs. Total operating expenses for the six months ended June 30, 2005 and June 30, 2004 were $5,845,477 and $457,356 respectively. The principal components for 2005 are general and administrative expenses ($2,029,223), wages and salaries ($1,690,579), commissions ($1,173,136), and professional fees ($611,211). The expense increases were primarily due to the Company's entrance into the VoIP business, expansion via marketing as well as acquisition, and the related legal and professional costs of operating a public company.

Net losses for the respective quarters ended June 30, 2005 and 2004 were $3,526,140 and $408,658, respectively, and the net loss per share was $0.12 and $0.03, respectively. This included the one time event of the issuance of 4,400,000 warrants to two executives to acquire 2,200,000 Company shares at $1.00 for each during 2004. The difference between the market value and the $1.00 share price is $1,936,000. This included a one time event in the exchange of company shares for warrants issued to an executive. The market value of the shares amounting to approximately $239,500 as of the transaction date was recognized as compensation expense in the consolidated statement of operations.

Total assets at June 30, 2005 were $43,250,279, up $33,034,727 from December 31, 2004. This increase in assets and the corresponding increase in accounts payable and other current liabilities are almost entirely related to the acquisition of Caerus on May 31, 2005. We recorded significant amounts of goodwill and intangible assets in connection with the acquisition of Caerus and for the acquisition of DTNet. Goodwill and intangible assets comprised 71% of our total assets at June 30, 2005. We expect to record additional amounts of goodwill and intangible assets in connection with our WQN, Inc. acquisition, which was completed on October 6, 2005.

Under SFAS 142 we are required to periodically evaluate the carrying value of our goodwill and intangible assets. If in the future such carrying values exceed fair market value, we will be required to record an impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and stock price.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents of $1,068,514, as compared to $1,141,205 at December 31, 2004. Cash and cash equivalents decreased by $72,691 for the six months ended June 30, 2005. We used $4,583,648 in cash for our operating activities. We funded our operating activities through private placements of notes payable and common stock. These financing activities provided us with net cash of $4,548,736 for the six months ended June 30, 2005.

Liquidity for the period from inception through June 30, 2005 has been mainly provided by sales of common stock through private placements and borrowing from affiliates. We anticipate that we will continue to experience negative cash flows from operations. We expect that we will continue to depend upon sales of common stock or debt securities to continue operations. However, we may not be successful in obtaining further equity or debt financing for our business.

Payments Due by Period

      The following table illustrates our outstanding debt and the terms of that debt as of June 30, 2005:

                                         Less than         1-3            3-5
Contractual Obligations    Total          1 Year          Years          Years
--------------------------------------------------------------------------------
Long-Term Debt           $        0     $        0     $        0     $        0
Notes Payable            $7,736,929     $7,736,929     $        0     $        0
Operating Leases         $  594,905     $  149,905     $  445,000     $        0
Purchase Obligations     $        0     $        0     $        0     $        0
                         -------------------------------------------------------
Total                    $8,331,834     $7,886,834     $  445,000     $        0
                         =======================================================

Plan of Operations

The Company has incurred losses since its inception and, as of June 30, 2005, has an accumulated deficit of $9,672,823. We have not achieved profitability on an annual or quarterly basis and may incur additional net losses in future quarters and years.

We anticipate that the revenue growth will be achieved by acquisitions and the launch of new products and services.

We do not expect material research and development expenses during the year or the purchase of substantial equipment.

We currently have 55 employees and do not expect a significant change in the number of employees other than the addition of new employees as a result of the WQN acquisition.

We are constantly exploring acquisitions, and any material acquisition could have a substantial impact on these plans.

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

The unaudited pro forma condensed statements of operations for the three months ended June 30, and six months ended June 30, 2005, give effect to the merger of Caerus and the Company with the conversion of all Caerus capital stock into 16,434,470 shares of common stock, par value $0.001, of the Company.

The unaudited pro forma condensed combined statements of operations assume that the Merger was consummated on January 1, 2005.

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

                                    VoIP Inc.
            Proforma Consolidated Statement of Operations (Unaudited)
                        Three Months Ended June 30, 2005

                                                   VoIP, Inc.       Caerus, Inc.      Adjustments          Consol
                                                  ------------      ------------      ------------      ------------
Revenues                                          $  1,260,274      $  2,289,399      $         --      $  3,549,673

Cost of Sales                                          638,369         2,785,740                --         3,424,109
                                                  ------------      ------------      ------------      ------------

Gross Profit (Loss)                                    621,905          (496,341)               --           125,564

Operating expenses                                   3,133,639         2,246,261           518,518         5,898,418
                                                  ------------      ------------      ------------      ------------

Loss from operations                                (2,511,734)       (2,742,602)         (518,518)       (5,772,854)

Provision for income taxes                                  --                --                --                --
                                                  ------------      ------------      ------------      ------------

Net Loss                                          $ (2,511,734)     $ (2,742,602)     $   (518,518)     $ (5,772,854)
                                                  ============      ============      ============      ============

Basic and diluted loss per share:                                                                       $      (0.19)
                                                                                                        ============

Weighted average number of shares outstanding                                                             30,012,632
                                                                                                        ============

              The accompanying notes are an integral part of this
                pro forma consolidated statement of operations.

                                    VoIP Inc.
            Proforma Consolidated Statement of Operations (Unaudited)
                         Six Months Ended June 30, 2005

                                                    VoIP, Inc.      Caerus, Inc.      Adjustments          Consol
                                                  ------------      ------------      ------------      ------------
Revenues                                          $  3,267,421      $  7,284,244      $         --      $ 10,551,665

Cost of Sales                                        2,439,304         9,143,457                --        11,582,761
                                                  ------------      ------------      ------------      ------------

Gross Profit (Loss)                                    828,117        (1,859,213)               --        (1,031,096)

Operating expenses                                   4,847,148         4,098,918         1,296,295        10,242,361
                                                  ------------      ------------      ------------      ------------

Loss from operations                                (4,019,031)       (5,958,131)       (1,296,295)      (11,273,457)

Provision for income taxes                                  --                --                --                --
                                                  ------------      ------------      ------------      ------------

Net Loss                                          $ (4,019,031)     $ (5,958,131)     $ (1,296,295)     $(11,273,457)
                                                  ============      ============      ============      ============

Basic and diluted loss per share:                                                                       $      (0.42)
                                                                                                        ============

Weighted average number of shares outstanding                                                             26,940,458
                                                                                                        ============

              The accompanying notes are an integral part of this
                 proforma consolidated statement of operations.

                                    VoIP Inc.
            Proforma Consolidated Statement of Operations (Unaudited)
                        Three Months Ended June 30, 2004

                                                   VoIP, Inc.       Caerus, Inc.      Adjustments          Consol
                                                  ------------      ------------      ------------      ------------
Revenues                                          $     85,298      $  2,332,453      $         --      $  2,417,751

Cost of Sales                                           58,923         2,700,914                --         2,759,837
                                                  ------------      ------------      ------------      ------------

Gross Profit (Loss)                                     26,375          (368,461)               --          (342,086)

Operating expenses                                     435,033         1,793,909           777,777         3,006,719
                                                  ------------      ------------      ------------      ------------

Loss from operations                                  (408,658)       (2,162,370)         (777,777)       (3,348,805)

Provision for income taxes                                  --                --                --                --
                                                  ------------      ------------      ------------      ------------

Net Loss                                          $   (408,658)     $ (2,162,370)     $   (777,777)     $ (3,348,805)
                                                  ============      ============      ============      ============

Basic and diluted loss per share:                                                                       $      (0.10)
                                                                                                        ============

Weighted average number of shares outstanding                                                             32,668,283
                                                                                                        ============

              The accompanying notes are an integral part of this
                pro forma consolidated statement of operations.

                                    VoIP Inc.
            Proforma Consolidated Statement of Operations (Unaudited)
                         Six Months Ended June 30, 2004

                                                   VoIP, Inc.       Caerus, Inc.      Adjustments          Consol
                                                  ------------      ------------      ------------      ------------
Revenues                                          $     85,298      $  5,369,624      $         --      $  5,454,922

Cost of Sales                                           58,923         5,348,592                --         5,407,515
                                                  ------------      ------------      ------------      ------------

Gross Profit (Loss)                                     26,375            21,032                --            47,407

Operating expenses                                     457,356         2,746,438         1,555,554         4,759,348
                                                  ------------      ------------      ------------      ------------

Loss from operations                                  (430,981)       (2,725,406)       (1,555,554)       (4,711,941)

Provision for income taxes                                  --                --                --                --
                                                  ------------      ------------      ------------      ------------

Net Loss                                          $   (430,981)     $ (2,725,406)     $ (1,555,554)     $ (4,711,941)
                                                  ============      ============      ============      ============

Basic and diluted loss per share:                                                                       $      (0.19)
                                                                                                        ============

Weighted average number of shares outstanding                                                             24,690,040
                                                                                                        ============

              The accompanying notes are an integral part of this
                 proforma consolidated statement of operations.

                           VOIP, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED
                              FINANCIAL STATEMENTS

      (1)   VoIP, Inc. Basis of Presentation

            Historical financial information for VoIP, Inc. for the three and six months ended June 30, 2005 has been derived from VoIP, Inc. historical statements.

      (2)   Caerus, Inc. Basis of Presentation

            Financial information for Caerus, Inc. as of and for the three and six months ended June 30, 2005 has been derived from Caerus, Inc's historical financial statements.

      (3)   VoIP, Inc. and Caerus, Inc. Merger

            On June 1, 2005, the Company, and Caerus, Inc. announced the closing of the merger of Volo Acquisition Corp., a wholly-owned subsidiary of the Company with and into Caerus, Inc. with Caerus, Inc. as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), executed on May 31, 2005 by the conversion of all Caerus, Inc. capital stock into 16,434,470 shares of common stock, par value $0.001, of the Company. See NOTE D in the Financial Statements.

      (4)   Pro Forma Statements of Operations Adjustments

            Adjustments to the Pro Forma Statements of Operations represent amortization of certain intangible assets recorded in connection with the acquisition.

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

See Financial Statement NOTE I for litigation between Volo Communications, Inc (a wholly-owned subsidiary of Caerus, Inc.) and MCI WorldCom Network Services, Inc. d/b/a UUNET.

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

                                       VoIP, INC.


October 07, 2005                       /s/ Steven Ivester
                                       ---------------------------------
                                       Steven Ivester
                                       President and CEO


                                       /s/ Osvaldo Pitters
                                       ---------------------------------
                                       Osvaldo Pitters
                                       Chief Financial Officer