Form 10QSB
period 2005-09-30
VOIP  INC
filed 2005-11-21
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


                                   (Mark one)

         |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                                   -----------

                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                   -----------

                                     OF 1934

              For the transition period from _________ to ________

--------------------------------------------------------------------------------


                        Commission File Number: 000-28985

                                     -------

                                   VoIP, Inc.
        (Exact name of small business issuer as specified in its charter)


                    Texas                               75-2785941
          ------------------------               -----------------------
          (State of incorporation)               (IRS Employer ID Number)

           12330 SW 53rd Street, Suite 712, Fort Lauderdale, FL 33330
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 434-2000
                          (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). YES |_| NO |X|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 2, 2005: 59,650,842.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

Registrant is an accelerated filer (check one): YES |_| NO |X|

                                   VoIP, Inc.

              Form 10-QSB for the Quarter ended September 30, 2005

                                Table of Contents


                                                                            Page
                                                                            ----


Part I - Financial Information

  Item 1          Financial Statements                                         3

  Item 2          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         12

   Item 3         Controls and Procedures                                     32

Part II - Other Information

  Item 1          Legal Proceedings                                           33

  Item 2          Changes in Securities                                       33

  Item 3          Defaults upon Senior Securities                             33

  Item 4          Submission of Matters to a Vote of Security Holders         33

  Item 5          Other Information                                           33

Signatures                                                                    35

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                                   VoIP, Inc.
                           Consolidated Balance Sheets

                                                 September 30, 2005   December 31, 2004
                                                 ------------------   -----------------
                                                      (Unaudited)       (As Restated)

     ASSETS
Current assets:
     Cash and cash equivalents                       $  3,238,941        $  1,141,205
     Accounts receivable, net of allowance of
         $113,817 and $136,795 respectively               704,451             818,071
     Due from related parties                             259,806             245,402
     Inventory                                            561,245             187,451
     Assets from discontinued operations less
       valuation allowance of $392,000 in 2005                 --             412,419
     Other current assets                                 364,929              43,702
                                                     ------------        ------------
Total current assets                                    5,129,372           2,848,250

Property and equipment, net                             8,352,155             419,868
Goodwill and other intangible assets                   29,996,814           6,923,854
Other assets                                              272,434              23,580
                                                     ------------        ------------

TOTAL ASSETS                                         $ 43,750,775        $ 10,215,552
                                                     ============        ============


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses           $  9,009,315        $  1,224,974
     Loans payable                                      7,240,444             760,000
     Convertible notes payable                            815,991                  --
     Other current liabilities                          2,058,630             123,140
                                                     ------------        ------------
Total current liabilities                              19,124,380           2,108,114
Convertible notes payable-long term                       611,934                  --
Other debt                                                164,631                  --
                                                     ------------        ------------

Total Liabilities                                      19,900,945           2,108,114
                                                     ------------        ------------

Shareholders' equity:
     Common stock - $0.001 par value;
       100,000,000 shares authorized;
       56,588,004 and 24,258,982 shares
       issued and outstanding, respectively                56,588              24,259
     Additional paid-in capital                        43,698,121          14,107,328
     Accumulated deficit                              (19,904,879)         (6,024,149)
                                                     ------------        ------------
Total shareholders' equity                             23,849,830           8,107,438
                                                     ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 43,750,775        $ 10,215,552
                                                     ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   VoIP, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                         Nine Months Ended September 30        Three Months Ended September 30
                                         ------------------------------------------------------------------------
                                             2005                2004                2005                2004
                                         ------------        ------------        ------------        ------------
                                                             (As Restated)                           (As Restated)
 Revenues                                $  6,452,832        $  1,015,065        $  2,535,912        $    929,767

 Cost of sales                              6,258,049             737,904           3,153,203             678,981
                                         ------------        ------------        ------------        ------------

 Gross profit (loss)                          194,783             277,161            (617,291)            250,786

 Operating expenses:
    Compensation and benefits               4,419,207           3,404,151           2,636,126           3,165,826
    Commissions and fees
       to third parties                     2,456,588              57,416           1,383,826              57,416
    Advertising and marketing                 482,050             115,180             133,635              88,289
    Professional and legal                  1,178,639             238,527             489,806             128,012
    Depreciation and
       amortization                         1,821,214              38,315           1,253,779              22,604
    Other                                   3,717,815             503,757           2,332,830             297,218
                                         ------------        ------------        ------------        ------------
   Total operating expenses                14,075,513           4,357,346           8,230,002           3,759,365
                                         ------------        ------------        ------------        ------------

 Loss from operations                     (13,880,730)         (4,080,185)         (8,847,293)         (3,508,579)

 Provision for income taxes                        --                  --                  --                  --
                                         ------------        ------------        ------------        ------------

 Net loss                                $(13,880,730)       $ (4,080,185)       $ (8,847,293)       $ (3,508,579)
                                         ============        ============        ============        ============

 Basic and diluted loss per share:       $      (0.39)       $      (0.31)       $      (0.18)       $      (0.18)
                                         ============        ============        ============        ============

 Weighted average number of
      shares outstanding                   35,918,087          13,037,347          49,665,036          19,642,390
                                         ============        ============        ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   VoIP, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Nine Months Ended September 30
                                                                  --------------------------------
                                                                      2005                2004
                                                                  ------------        ------------
                                                                                      (As Restated)
 Cash flows from operating activities:
 Net loss                                                         $(13,880,730)       $ (4,080,185)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                   1,821,214              38,315
     Compensation, interest, and other expenses for stock and
       warrants issued and vesting stock options                     5,364,394           3,333,981
     Provision for bad debt                                            113,816                  --
     Provision for assets of discontinued operations                   392,000                  --
     Changes in operating assets and liabilities net of
      assets and liabilities acquired:
        Accounts receivable                                            (62,584)             (4,583)
        Inventory                                                     (373,794)            (37,580)
        Other current assets                                           311,668             (76,760)
        Accounts payable                                            (1,577,852)            (10,618)
        Other current liabilities                                   (1,111,689)             52,598
                                                                  ------------        ------------
 Net cash used in operating activities                              (9,003,557)           (784,832)
                                                                  ------------        ------------

 Cash flows from investing activities:
     Cash from acquisitions                                                 --             104,862
     Purchases of property and equipment                              (176,875)            (43,550)
     Purchase of other assets                                               --             (13,092)
                                                                  ------------        ------------
 Net cash provided by (used in) investing activities                  (176,875)             48,220
                                                                  ------------        ------------

 Cash flows from financing activities:
     Proceeds from issuance of notes payable                         3,730,339                  --
     Payments on notes payables                                       (722,797)                 --
     Due to affiliates                                                      --            (151,166)
     Net proceeds under capital leases                                 195,863                  --
     Proceeds from sales of common stock                             8,074,763           1,121,803
                                                                  ------------        ------------
     Net cash provided by financing activities                      11,278,168             970,637
                                                                  ------------        ------------

 Increase in cash and cash equivalents                               2,097,736             234,025

 Cash and cash equivalents at beginning of period                    1,141,205               3,499
                                                                  ------------        ------------

 Cash and cash equivalents at end of period                       $  3,238,941        $    237,524
                                                                  ============        ============

Non-cash investing and financing activities:
     Goodwill and intangible assets recorded on acquisition       $(24,101,000)       $         --
     Issuance of common stock and warrants
       on acquisitions                                            $ 13,819,119        $         --
     Issuance of stock for debt conversion                        $  1,996,478        $         --
     Net liabilities assumed net of cash                          $  8,285,403        $         --
     Cash paid for interest                                       $    262,833        $         --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   VoIP, Inc.

                          Notes to Financial Statements

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

VoIP, Inc. (the "Company") was incorporated on August 3, 1998 under its original name of Millennia Tea Masters under the laws of the State of Texas. In February 2004 the Company exchanged 12,500,000 shares for the assets of two start-up telecommunication businesses, eGlobalphone, Inc. and VoIP Solutions, Inc. The Company changed its name to VoIP, Inc. in April 2004 and acquired DTNet Technologies, Inc., a hardware supplier, and VoIP Americas, Inc., a VoIP related company, in June and September, respectively, of 2004. The Company decided to exit its former tea business in December 2004 and focus its efforts and resources in the Voice over Internet Protocol telecommunications industry. In May 2005 the Company acquired Caerus, Inc., a VoIP carrier and service provider. In October 2005 the Company purchased substantially all of the assets of WQN Inc.'s voice over internet protocol business.

The Company is an emerging global provider of advanced communications services utilizing Voice over Internet Protocol (VoIP) technology. Internet Protocol telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. VoIP services are expected to allow consumers and businesses to communicate in the future at dramatically reduced costs compared to traditional telephony networks.

The Company owns its network and its technology and offers the ability to provide complete product and service solutions, including wholesale carrier services for call routing and termination, outsourced customer service and hardware fulfillment. The Company is a certified Competitive Local Exchange Carrier (CLEC) and Interexchange Carrier (IXC.) The Company provides a portfolio of advanced telecommunications technologies, enhanced service solutions, and broadband products to the VoIP industry. Customers include RBOCs, CLECs, IXCs, wireless carriers, resellers, internet service providers, cable multiple system operators and other providers of telephony services in the United States and various countries around the world.

The Company's operations consist of one segment.

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004. The accompanying consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 are unaudited but, in the opinion on management, include all adjustments (which are of normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

Significant accounting policies are detailed in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE B - RESTATEMENT OF FINANCIAL STATEMENTS

The Company accounts for options and warrants issued to employees in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation." During the preparation of its financial statements for the quarterly period ended September 30, 2005 the Company discovered that it did not recognize in its 2004 interim or annual financial statements the amount of compensation expense required to be recognized under SFAS 123 for the vested portion of approximately 4 million stock options issued to employees during the year ended December 31, 2004. This compensation expense amounted to $645,590, and $786,215 for the three and nine months ended September 30, 2004, respectively. The Company also incorrectly recorded $1,316,400 more in compensation expense for the three months ended September 30, 2004 related to warrants issued to employees than should have been recognized during that quarterly period under SFAS No.123. The Company therefore decided that it would be appropriate to restate its financial statements for 2004. The following table sets forth the impact of the restatement on certain amounts previously reported in the consolidated statements of operations for the three and nine months ended September 30, 2004 and the consolidated balance sheet at December 31, 2004.

                                                             As Previously
Consolidated Balance Sheet at December 31, 2004                 Reported        As Restated
                                                              ------------      ------------
          Additional paid-in capital                          $ 12,722,565      $ 14,107,328
          Accumulated deficit                                 $ (4,639,386)     $ (6,024,149)

Consolidated Statement of Operations for the nine months ended September 30, 2004:

          Total operating expenses                            $  4,887,531      $  4,357,346
          Loss from operations                                $ (4,610,370)     $ (4,080,185)
          Net loss                                            $ (4,610,370)     $ (4,080,185)
          Loss per share                                      $      (0.42)     $      (0.37)

Consolidated Statement of Operations for the three months ended September 30, 2004:

          Total operating expenses                            $  4,430,175      $  3,759,365
          Loss from operations                                $ (4,179,389)     $ (3,508,579)
          Net loss                                            $ (4,179,389)     $ (3,508,579)
          Loss per share                                      $      (0.21)     $      (0.18)

NOTE C - LIQUIDITY

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has incurred operating losses and negative cash flows from operations since inception of its business in 2004 and has been dependent on issuances of debt and equity instruments to fund its operations and capital expenditures.

At September 30, 2005 the Company's contractual obligations for debt, leases and capital expenditures totaled approximately $11.5 million. Included in this amount is approximately $5.1 million due on a loan from a lending institution. The Company is not in compliance with certain covenants under the loan agreement for this debt and also owes amounts in arrears on this loan of approximately $280,000. To date the lending institution has not declared a default on this loan.

The Company will need to raise additional debt or equity capital to provide the funds necessary to restructure or repay its $5.1 million loan, meet its other contractual commitments, and continue its operations. The Company is actively seeking to raise this additional capital but may not be successful in obtaining further debt or equity financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

a) As of September 30, 2005 goodwill consisted of the following:          Amount
                                                                      ---------------
           Acquisition of Caerus, Inc.                                  $ 10,301,000
           Acquisition of DTNet Technologies, Inc.                         5,210,553
           Acquisition of Voipamericas, Inc.                               1,408,301
                                                                      ---------------
           Sub total                                                      16,919,854
                                                                      ---------------

b) As of September 30, 2005 intangible assets consisted of the following:

        Intangibles with finite lives:                                         Useful Life Years              Amount
                                                                              --------------------     -----------------
           Technology - Caerus, Inc.                                                 4.0                    $ 6,000,000
           Customer relationships - Caerus, Inc.                                     6.0                      5,800,000
           Trade names - Caerus, Inc.                                                9.0                      1,300,000
           Non-compete agreements - Caerus, Inc.                                     1.0                        500,000
           Carrier licenses - Caerus, Inc.                                       Unamortized                    200,000
                                                                                                       -----------------
           Sub total                                                                                         13,800,000
           Less accumulated amortization                                                                     (1,028,040)
                                                                                                       -----------------
           Sub total                                                                                          12,771,960
        Intangibles with undeterminable lives:
           Intellectual property                                                                                305,000
                                                                                                       -----------------
           Sub total                                                                                         13,076,960
                                                                                                       -----------------

           Total                                                                                           $ 29,996,814
                                                                                                       =================


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

NOTE E - ACQUISITION OF CAERUS, INC.

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

The fair market value of the assets acquired on May 31, 2005 is as follows:


                                                               Fair Value of
                                                             Assets Acquired
                                                             ---------------
Cash                                                          $     66,485
Accounts receivable                                                285,578
Deposits                                                           108,500
Other current assets                                               156,659
Property and equipment, net                                      8,451,763
Other assets                                                       271,609
Accounts payable                                                (9,382,323)
Note payable                                                    (6,960,818)
Customer deposits                                               (1,026,750)
Other current liabilities                                       (2,252,703)
                                                              ------------
       Sub total                                               (10,282,000)

Intangible assets                                               13,800,000
Goodwill                                                        10,301,000
                                                              ------------
       Sub total                                                24,101,000
                                                              ------------
Purchase price                                                $ 13,819,000
                                                              ============

NOTE F - LOANS PAYABLE

As of September 30, 2005 loans payable consist of the following:



a. Note Payable to Shareholder                   $ 994,626
b. Note Payable                                  1,000,000
c. Note Payable - Other                            115,000
d. Note Payable to lending institution           5,130,818
                                            ---------------
Total                                          $ 7,240,444
                                            ===============


a. Represents the balance due a shareholder at an interest rate of 3.75% with a maturity date of December 31, 2005.

b. On August 5, 2005 the Company received an advance for $1,000,000 related to the asset acquisition performed on October 6, 2005 (see NOTE K).

c. Represents 50% of a note issued pursuant to a subscription agreement. On October 20, 2005 the investor completed 100% of the agreement by investing an additional $115,000, and converted the $230,000 principal balance of this note into 287,500 shares of common stock.

d. Represents the balance of a loan payable to a lending institution. These borrowings are repayable over a three-year period and bear interest at 12.5% per annum. Additional borrowings under this facility are contingent upon, among other things, the Company raising certain levels of additional equity financing. The loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected first-priority, secured interest in all of Caerus, Inc.'s assets, as well as rights to preferred stock warrants. The Company is in violation of certain requirements of the debt facility. Accordingly, the full amount of the note at September 30, 2005 has been classified as current. No default on this loan has been declared by the lender.

NOTE G - CONVERTIBLE NOTES PAYABLE

Convertible notes payable represents notes issued pursuant to a subscription agreement, immediately convertible at the option of the note holders into 1,784,895 shares of common stock. The notes are repayable beginning in October 2005 in equal monthly installments of $67,999 in principal and $5,440 in interest. In connection with these notes the note holders also received warrants to purchase 829,448 shares of common stock at $1.60 per share and 829,448 shares of common stock at $1.43 per share. The fair market value of these warrants as calculated using the Black-Scholes pricing model is $1,356,620 and this amount has been expensed as a financing cost during the three months ended September 30, 2005 due to the fact that the related notes are convertible at any time into common stock.

The subscription agreement for these notes also gave the note holders the option to purchase, within five business days following the effective date of a Company registration statement, an additional $1,427,925 in convertible notes on the same terms as those for the convertible notes outstanding at September 30, 2005. In October 2005 a Company registration statement was declared effective and the note holders purchased the additional $1,427,925 in convertible notes. Warrants were issued in connection with these notes to purchase 829,448 shares of stock at $1.60 per share and 829,448 shares of stock at $1.65 per share.

NOTE H - LITIGATION

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

On August 1, 2005, MCI moved to strike most of Volo's and Caerus' affirmative defenses and demand for attorney's fees, and to dismiss Caerus' counterclaims. On October 6, 2005, the Court denied the motions in part, granted them in part with leave to amend, and deferred ruling on the motions in part. On October 13, 2005, Volo and Caerus filed amended affirmative defenses, and Caerus filed amended counterclaims.

This litigation is in the discovery stage. The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome.

NOTE I - OTHER DEBT

During the quarter ended September 30, 2005 the Company refinanced certain telecommunications equipment with capital leases. At September 30, 2005 the related future minimum lease payments under these capital leases were as follows:

        Fiscal
        2006                                $  58,003
        2007                                   58,003
        2008                                   58,003
        2009                                   58,003
        2010                                   44,059
                                            ---------

         Subtotal                             276,071

         Less imputed interest necessary
         to reduce the net minimum lease
         payments to their estimated
         present value                        (80,208)
                                            ---------

         Total obligation at
         September 30, 2005                    195,863

         Less current portion                 (31,232)
                                            ---------

         Non-current portion                $ 164,631
                                            =========

NOTE J - STOCK BASED COMPENSATION

A total of 4,000,000 shares of common stock has been reserved for issuance under the Company's 2004 Employee Stock Option Plan. The activity in this 2004 Option Plan for the nine months ended September 30, 2005 is as follows:

                                                                           Exercise           Wtd. Avg.
                                                         Number           Price Range      Exercise Price
                                                       ----------       ----------------   --------------
Options outstanding at December 31, 2004               3,650,000         $0.85 - $1.56         $ 1.14
Options returned to the plan due
 to employee terminations                               (600,000)        $0.85 - $1.10         $ 0.95
Options granted                                          325,000         $1.01 - $1.17         $ 1.12
                                                       ----------
Options outstanding at September 30, 2005              3,375,000         $0.85 - $1.56         $ 1.17
                                                       ==========

The Company recorded compensation expense of $263,806 and $645,590 for the three months ended September 30, 2005 and 2004, respectively, and $409,569 and $786,215 for the nine months ended September 30, 2005 and 2004 respectively in connection with options granted under the 2004 Stock Option Plan.

During the three months ended September 30, 2004 the Company issued to two employees warrants to purchase 4,400,000 shares of common stock for $1.00 per share. The Company recognized $2,217,600 (the estimated fair market value of the warrants) in compensation expense in connection with the issuance of these warrants during the three months ended September 30, 2004. During the three months ended March 31, 2005 the Company issued 750,000 shares of common stock in exchange for 2,200,000 of these warrants and recognized additional compensation expense of $239,500 for the excess of the fair market value of the common stock issued over the fair market value of the warrants received. During the three months ended September 30, 2005 the Company issued 1,275,630 shares of common stock for the remaining 2,200,000 warrants and recognized additional compensation expense of $1,328,801 for the excess of the fair market value of the stock issued over the fair market value of warrants received.

NOTE K - SUBSEQUENT EVENTS

On October 6, 2005, the Company purchased substantially all of the assets of WQN, Inc. relating to WQN's "Voice over Internet Protocol" business. Such assets consist of WQN's properties and infrastructure for its services platform for both retail and wholesale voice over internet business. The acquired business currently provides (i) enhanced Internet-based and other telephony services under various brand names to individual consumers primarily seeking to make international calls; (ii) enhanced Internet-based and other telephony services to resellers, corporations and service providers under their brand names; (iii) and carrier transmission services whereby WQN sells excess capacity to other long-distance carriers.

Pursuant to the Asset Purchase Agreement, the Company purchased the assets for
(1) a Convertible Promissory Note, in the principal amount of $3,700,000 and convertible into 3,557,692 shares of the Company's common stock (the "Purchase Note"), (2) 1,250,000 restricted shares of the Company's common stock, par value $0.001 per share (the "Common Stock") and (3) a warrant (the "Purchase Warrant") to purchase 5,000,000 shares of Common Stock for $0.001 per share. In addition, the Asset Purchase Agreement provides that, in the event that the accounts payable of WQN transferred to the Company in the Asset Purchase exceed the accounts receivable transferred to the Company in the Asset Purchase, WQN will pay the Company the difference. If WQN is required to pay such difference, the Company will issue additional shares of Common Stock at the rate of one share per dollar of such excess, up to 500,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements relating to events anticipated to happen in the future. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Forward-looking statements also may be included in other written and oral statements made or released by us. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences. These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

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

o our reliance on the systems and provisioning processes of regional Bell operating companies;

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

                                  RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this quarterly report. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially and adversely affected. If that happens, the trading price of our shares could decline significantly. The risk factors below contain forward-looking statements regarding our company. Actual results could differ materially from those set forth in the forward-looking statements.

                          RISKS RELATED TO OUR COMPANY

We have a history of losses and negative cash flows from operations and we anticipate such losses and negative cash flows will continue.

We have incurred significant losses since inception, and we may continue to incur significant losses for the foreseeable future. We reported net losses of approximately $13.9 million for the nine months ended September 30, 2005. As of September 30, 2005, our accumulated deficit was approximately $19.9 million. We had negative cash flows from operations of approximately $9.0 million for the nine months ended September 30, 2005. Our revenues may not grow or even continue at their current level. We will need to increase our revenues to become profitable. In order to increase our revenues, we need to attract and maintain customers to increase the fees we collect for our services. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may never be profitable or, if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have a limited operating history upon which you can evaluate us.

We have only a limited operating history upon which you can evaluate our business and prospects. We commenced operations of our current business in 2004 and in 2005 we completed two significant acquisitions. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for IP communications services. These risks include our ability:

o to increase acceptance of our enhanced VoIP communications services, thereby increasing the number of users of our IP telephony services;

o to compete effectively, and;

o to develop new products and keep pace with developing technology.

In addition, because we expect an increasing percentage of our revenues to be derived from our enhanced IP communications services, our past operating results may not be indicative of our future results.

We may not be able to expand our revenue base and achieve profitability.

Our business strategy is to expand our revenue sources to include the IP communications services to several different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are generated primarily by providing routing and termination services to other carriers and, to a lesser extent, through hardware sales. Routing and termination services, substantially all of which were derived from one customer, accounted for 83% of our revenues for the quarter ended September 30, 2005. These services have not been profitable to date and may not be profitable in the future.

In the future, we intend to generate increased revenues by expanding our number of facilities-based carrier customers and from enhanced IP communications services from multiple sources, many of which are unproven. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

o acceptance and use of IP telephony;

o growth in the number of our customers;

o expansion of service offerings;

o traffic levels on our network;

o the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices, and;

o continued improvement of our global network quality.

We cannot assure you that a market for our services will develop. Our market is new and rapidly evolving. Our ability to sell our services may be inhibited by, among other factors, the reluctance of some end-users to switch from traditional communications carriers to IP communications carriers and by concerns with the quality of IP telephony and the adequacy of security in the exchange of information over the Internet, and the reluctance of our resellers and service providers to utilize outsourced solutions providers. End-users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers such as us. We will need to devote substantial resources to educate customers and end-users about the benefits of IP communications solutions in general and our services in particular. If enterprises and their customers do not accept our enhanced IP communications services as a means of sending and receiving communications, we will not be able to increase our number of paid users or successfully generate revenues in the future.

We may incur goodwill and intangible asset impairment charges.

Our balance sheet at September 30, 2005 includes approximately $17.0 million in goodwill and approximately $13.0 million in intangible assets recorded in connection with our acquisitions. We expect to record significant additional amounts of goodwill and intangible assets as a result of our acquisition in October 2005 of substantially all of the assets relating to the VoIP business of WQN, Inc.

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we test our goodwill and our intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values, and we may be required to record impairment charges for these assets if in the future their carrying values exceed their fair values. Such accounting charges related to impairment would be reflected in our consolidated statement of operations as an operating expense, and could have a material adverse impact on our results of operations and financial condition.

We are not in compliance with the terms of our loan agreement.

We are not in compliance with certain covenants of the agreement for our loan from a lending institution (which amounted to approximately $5.1 million at September 30, 2005) and we owe principal, interest and costs in arrears on this loan of approximately $282,000. Our lender has not declared a default under the loan agreement. We expect to repay or restructure this loan by raising additional debt or equity capital. If we experience delays in raising capital or are unable to raise a sufficient amount of capital, we could be required to seek modifications to the terms of the loan agreement or another source of financing to continue operations.

Potential fluctuations in our quarterly financial results may make it difficult for investors to predict our future performance.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control.

The factors generally within our control include:

o the amount and timing of capital expenditures to expand our infrastructure;

o the amount and timing of expenses to enhance marketing and promotion efforts; and

o the timing of announcements or introductions of new or enhanced services by us.

The factors outside our control include:

o the timing of announcements or introductions of new or enhanced services by our competitors;

o technical difficulties or network interruptions in the Internet or our privately-managed network;

o general economic and competitive conditions specific to our industry.

The foregoing factors also may create other risks affecting our long-term success, as discussed in the other risk factors. We believe that quarter-to-quarter comparisons of our historical operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of our future operating results.

We expect to need additional capital to continue our operations.

We intend to continue to enhance and expand our network in order to maintain our competitive position and meet the increasing demands for service quality, capacity and competitive pricing. Also, the introduction of new products and/or service will require significant marketing and promotional expenses that we often incur before we begin to receive the related revenue. Our cash flows from operations has not been sufficient to meet our capital expenditure and working capital requirements. We anticipate we will need to raise additional capital to continue our operations. We may not be able to raise additional capital, and if we are able to raise additional capital through the issuance of additional equity, our current investors could experience dilution. If we are unable to obtain additional capital, we may be required to reduce the scope of our business or our anticipated growth, which would reduce our revenues.

Our network may not be able to accommodate our capacity needs.

We expect the volume of traffic we carry over our network to increase significantly as we expand our operations and service offerings. Our network may not be able to accommodate this additional volume. In order to ensure that we are able to handle additional traffic, we may have to enter into long-term agreements for leased capacity. To the extent that we overestimate our capacity needs, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenues. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity from more expensive sources. If we are unable to maintain sufficient capacity to meet the needs of our users, our reputation could be damaged and we could lose users.

Additionally, our success depends on our ability to handle a large number of simultaneous calls. We expect that the volume of simultaneous calls will increase significantly as we expand our operations. If this occurs, additional stress will be placed upon the network hardware and software that manages our traffic. We cannot assure stockholders of our ability to efficiently manage a large number of simultaneous calls. If we are not able to maintain an appropriate level of operating performance, or if our service is disrupted, then we may develop a negative reputation and our business, results of operations and financial condition would be materially adversely affected.

We face a risk of failure of the computer and communications systems used in our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems (i.e. Network Access Points) in facilities in Orlando, Atlanta, New York, Dallas, Los Angeles and we are currently constructing a NAP in Chicago. Our systems and those that connect to our network are subject to disruption from natural disasters or other sources of power loss, communications failure, hardware or software malfunction, network failures and other events both within and beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

Our computer systems and operations may be vulnerable to security breaches.

Our computer infrastructure is potentially vulnerable to physical or electronic computer viruses, break-ins and similar disruptive problems and security breaches that could cause interruptions, delays or loss of services to our users. We believe that the secure transmission of confidential information over the Internet, such as credit card numbers, is essential in maintaining user confidence in our services. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new technologies or other developments could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Although we have experienced no security breaches to date of which we are aware, we cannot guarantee you that our security measures will prevent security breaches.

Online credit card fraud can harm our business.

The sale of our products and services over the Internet exposes us to credit card fraud risks. Many of our products and services, including our VoIP services, can be ordered or established (in the case of new accounts) over the Internet using a major credit card for payment. As is prevalent in retail telecommunications and Internet services industries, we are exposed to the risk that some of these credit card accounts are stolen or otherwise fraudulently obtained. In general, we are not able to recover fraudulent credit card charges from such accounts. In addition to the loss of revenue from such fraudulent credit card use, we also remain liable to third parties whose products or services are engaged by us (such as termination fees due telecommunications providers) in connection with the services which we provide. In addition, depending upon the level of credit card fraud we experience, we may become ineligible to accept the credit cards of certain issuers. We are currently authorized to accept American Express, Visa, MasterCard, and Discover. The loss of eligibility for acceptance of credit cards could significantly and adversely affect our business. We will attempt to manage fraud risks through our internal controls and our monitoring and blocking systems. If those efforts are not successful, fraud could cause our revenue to decline significantly and our business, financial condition and results of operations to be materially and adversely affected.

We depend on highly qualified technical and managerial personnel.

Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our businesses. We may need to give retention bonuses and stock incentives to certain employees to keep them, which can be costly to us. The loss of the services of members of our management team or other key personnel could harm our business. Our future success depends to a significant extent on the continued service of key management, client service, product development, sales and technical personnel. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. Although we generally enter into non-competition agreements with our key employees, our business could be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We may have difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we were unable to attract and retain the technical and managerial personnel necessary to support and grow our businesses, our businesses would likely be materially and adversely affected.

Operating internationally exposes us to additional and unpredictable risks.

We intend to continue to enter additional markets in Eastern Europe, the Middle East, Latin America, Africa and Asia and to expand our existing operations outside the United States. International operations are subject to inherent risks, including:

o potentially weaker protection of intellectual property rights;

o political and economic instability;

o unexpected changes in regulations and tariffs;

o fluctuations in exchange rates;

o varying tax consequences, and;

o uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

Our entry into new lines of business, as well as potential future acquisitions, joint ventures or strategic transactions entails numerous risks and uncertainties that could have an adverse effect on our business.

We may enter into new or different lines of business, as determined by management and our Board of Directors. Our acquisitions, as well as any future acquisitions or joint ventures could result, and in some instances have resulted in numerous risks and uncertainties, including:

o potentially dilutive issuances of equity securities, which may be issued at the time of the transaction or in the future if certain performance or other criteria are met or not met, as the case may be. These securities may be freely tradable in the public market or subject to registration rights which could require us to publicly register a large amount of our Common Stock, which could have a material adverse effect on our stock price;

o diversion of management's attention and resources from our existing businesses;

o significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;

o the incurrence of debt and contingent liabilities or impairment charges related to goodwill and other long-lived assets;

o difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;

o regulatory and tax risks relating to the new or acquired business;

o the risks of entering geographic and business markets in which we have no or limited prior experience;

o the risk that the acquired business will not perform as expected; and

o material decreases in short-term or long-term liquidity.

We depend upon a contract manufacturer for our hardware products and any disruption in its business may cause us to fail to meet the demands of our customers and damage our customer relationships.

We rely on iCable System Co. Ltd., a South Korean company, to manufacture certain of our hardware products. iCable provides comprehensive manufacturing services, including assembly of our products and procurement of materials. iCable directly ships finished products from Korea to our customers around the world. We do not have a long-term supply contract with iCable and they are not required to manufacture products for any specified period. Qualifying a new contract manufacturer and commencing commercial-scale production is expensive and time consuming and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays of our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

Additionally, iCable currently purchases the primary chipset used in our customer premise equipment (CPE) from Broadcom. Currently, there is an available supply path and rapid delivery for these chipsets. It is not anticipated that there will be any significant shortfalls in the ability to produce equipment or deliver equipment, given past experience and current operating procedures, even under heavy volume sales. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously impact our ability to meet these dates and could result in legal action by our customers, loss of customers or harm to our ability to attract new customers.


                          RISKS RELATED TO OUR INDUSTRY

Our future success depends on the growth in the use of the Internet as a means of communications.

If the market for IP communications, in general, and our services in particular, does not grow at the rate we anticipate or at all, we will not be able to increase our number of users or generate revenues we anticipate. To be successful, IP communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

o inconsistent quality or speed of service;

o traffic congestion on the Internet;

o potentially inadequate development of the necessary infrastructure;

o lack of acceptable security technologies;

o lack of timely development and commercialization of performance improvements, and;

o unavailability of cost-effective, high-speed access to the Internet.

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, or its performance or reliability may decline. In addition, Web sites may from time to time experience interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our communications portal and our services, could be adversely affected.

Intense competition could reduce our market share and harm our financial performance.

Competition in the market for IP communications services is becoming increasingly intense and is expected to increase significantly in the future. The market for Internet and IP communications is new and rapidly evolving. We expect that competition from companies both in the Internet and telecommunications industries will increase in the future. Our competitors include both start-up IP telephony service providers and established traditional communications providers. Many of our existing competitors and potential competitors have broader portfolios of services, greater financial, management and operational resources, greater brand-name recognition, larger subscriber bases and more experience than we have. In addition, many of our IP telephony competitors use the Internet instead of a private network to transmit traffic. Operating and capital costs of these providers may be less than ours, potentially giving them a competitive advantage over us in terms of pricing. We also compete against the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing on instant messaging, PC-to-PC and PC-to-phone, and/or broadband phone services.

In addition, traditional carriers, cable companies and satellite television providers are bundling services and products not offered by us with internet telephony services. While this provides us with the opportunity to offer these companies our products and services as a way for them to offer internet telephony services, it also introduces the risk that they will introduce these services on their own utilizing other options while at the same time making it more difficult for us to compete against them with direct to consumer offerings of our own. If we are unable to provide competitive service offerings, we may lose existing users and be unable to attract additional users. In addition, many of our competitors, especially traditional carriers, enjoy economies of scale that result in a lower cost structure for transmission and related costs, which cause significant pricing pressures within the industry. In order to remain competitive we intend to increase our efforts to promote our services, and we cannot be sure that we will be successful in doing this.

In addition to these competitive factors, recent and pending deregulation in some of our markets may encourage new entrants. We cannot assure you that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

Decreasing telecommunications rates may diminish our revenues and profitability.

International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that rates will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. In addition, our ability to market our carrier transmission services to telecommunications carriers depends upon the existence of spreads between the rates offered by us and the rates offered by traditional telecommunications carriers, as well as a spread between the retail and wholesale rates charged by the carriers from which we obtain wholesale service. Continued rate decreases will require us to lower our rates to remain competitive could reduce our revenues and reduce or possibly eliminate our gross profit from our carrier transmission services. If telecommunications rates continue to decline, we may lose users for our services.

We may not be able to keep pace with rapid technological changes in the communications industry.

Our industry is subject to rapid technological change. We cannot predict the effect of technological changes on our business. In addition, widely accepted standards have not yet developed for the technologies we use. We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the services and technologies that we use, or these new services may render our services and technologies obsolete. To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of services we offer and by developing new services and technologies to meet customer needs. Our success will depend, in part, on our ability to license leading technologies and respond to technological advances and emerging industry standards on a cost-effective and timely basis. We may need to spend significant amounts of capital to enhance and expand our services to keep pace with changing technologies.

Third parties might infringe upon our proprietary technology.

We cannot assure you that the steps we have taken to protect our intellectual property rights will prevent misappropriation of our proprietary technology. To protect our rights to our intellectual property, we rely on a combination of trademark and trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources.

If we are not able to obtain necessary licenses of third-party technology at acceptable prices, or at all, some of our products may become obsolete.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third-party licenses required in our current products, or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products. We currently license third party technology for products acquired through the WQN acquisition. We anticipate migrating these products to our internal technology over the next six to 12 months at which point we will have no current reliance on third party technology.

Government regulation and legal uncertainties relating to IP telephony could harm our business.

Historically, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using IP telephony, and we do not operate as a licensed telecommunications common carrier in any jurisdiction. Based on specific regulatory classifications and recent regulatory decisions, we believe we qualify for certain exemptions from telecommunications common carrier regulation in many of our markets. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services. In addition, our services may be subject to regulation if regulators distinguish phone-to-phone telephony service using IP technologies over privately-managed networks such as our services from integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services. Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws which affect the growth of the Internet could hinder our ability to provide our services over the Internet.

Recent regulatory enactments by the FCC will require us to provide enhanced Emergency 911 dialing capabilities to our subscribers as part of our standard VoIP services and to comply with certain notification requirements with respect to such capabilities, these requirements will result in increased costs and risks associated with the delivery of our VoIP services.

On June 3, 2005, the FCC released the "IP-Enabled Services and E911 Requirements for IP-Enabled Service Providers, First Report and Order and Notice of Proposed Rulemaking" (the "E911 Order"). The E911 Order requires, among other things, that VoIP service providers that interconnect to the public switched telephone network ("Interconnected VoIP Providers") supply enhanced emergency 911 dialing capabilities ("E911") to their subscribers no later than 120 days from the effective date of the E911 Order. The effective date of the E911 Order is July 29, 2005. As part of such E911 capabilities, Interconnected VoIP Providers are required to mimic the 911 emergency calling capabilities offered by traditional landline phone companies. Specifically, all Interconnected VoIP Providers must deliver 911 calls to the appropriate local public safety answering point ("PSAP"), along with call back number and location, where the PSAP is able to receive that information. Such E911 capabilities must be included in the basic service offering of the Interconnected VoIP Providers; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further Notice of Proposed Rulemaking to be released.

Additionally, the E911 Order required that, by July 29, 2005 (the effective date of the E911 Order), each Interconnected VoIP Provider must have:

(1) specifically advised every new and existing subscriber, prominently and in plain language, of the circumstances under which the E911 capabilities service may not be available through its VoIP services or may in some way be limited by comparison to traditional landline E911 services; (2) obtained and kept a record of affirmative acknowledgement from all subscribers, both new and existing, of having received and understood the advisory described in the preceding item (1); and (3) distributed to its existing subscribers warning stickers or other appropriate labels warning subscribers if E911 service may be limited or not available and instructing the subscriber to place them on or near the equipment used in conjunction with the provider's VoIP services. We have complied with the requirements set forth in the preceding items (1) and (3). However, despite engaging in significant efforts, as of October 12, 2005, we had received the affirmative acknowledgements required by the preceding item (2) from less than 15% of our VoIP subscribers.

On July 26, 2005, noting the efforts made by Interconnected VoIP Providers to comply with the E911 Order's affirmative acknowledgement requirement, the Enforcement Bureau of the FCC (the "EB") released a Public Notice communicating that, until August 30, 2005, it would not initiate enforcement action against any Interconnected VoIP Provider with respect to such affirmative acknowledgement requirement on the condition that the provider file a detailed report with the FCC by August 10, 2005. The report must set forth certain specific information relating to the provider's efforts to comply with the requirements of the E911 Order. Furthermore, the EB stated its expectation that that if an Interconnected VoIP Provider has not received such affirmative acknowledgements from 100% of its existing subscribers by August 29, 2005, then the Interconnected VoIP Provider would disconnect, no later than August 30, 2005, all subscribers from whom it has not received such acknowledgements. On August 26, 2005, the EB released another Public Notice communicating that it would not, until September 28, 2005, initiate enforcement action regarding the affirmative acknowledgement requirement against those providers that: (1) previously filed reports on or before August 10, 2005 in accordance with the July 26 Public Notice; and (2) file two separate updated reports with the FCC by September 1, 2005 and September 22, 2005 containing certain additional required information relating to such provider's compliance efforts with respect to the E911 Order's requirements. The EB further stated in the second Public Notice its expectation that, during the additional period of time afforded by the extension, all Interconnected VoIP Providers that qualified for such extension would continue to use all means available to them to obtain affirmative acknowledgements from all of their subscribers.

Our VoIP services that are subject to the E911 Order account for a material portion of our current VoIP revenues. However, our VoIP retail net revenues were not substantial for the nine months ending September 30, 2005 as they were approximately $30,000. Since the E911 Order, we have fully complied with the mandated FCC reporting requirements and the FCC has acknowledged that enforcement will not be pursued.

With the recent acquisition on WQN, Inc.'s VoIP Assets we have confirmed that WQN has filed and complied with the E911 order. We will be filing the required acknowledgment letter relating to WQN RocketVoIP Subscribers on October 25, 2005. The most recent E911 compliance deadline is November 29, 2005.

On October 9, 2005 we announced a new service called v911 to support E911 not only for our customers but as a service to be resold to Service Providers that need E911 compliance.

Although the EB has thus far granted three extensions to its deadline for obtaining affirmative acknowledgements from 100% of Interconnected VoIP Providers' subscribers, the EB may or may not provide additional extensions to such deadline and the Company may or may not qualify for such extensions. If we are required by the EB to suspend VoIP service to a material portion of our VoIP subscribers for a material period of time due to our non-compliance with the E911 Order, our revenues and operating results from our current VoIP operations will deteriorate.

Even assuming our full compliance with the E911 Order, such compliance and our efforts to achieve such compliance, will increase our cost of doing business in the VoIP arena and may adversely affect our ability to deliver our VoIP telephony services to new and existing customers in all geographic regions.

Our products must comply with industry standards, FCC regulations, state, country-specific and international regulations, and changes may require us to modify existing products.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the Federal Communications Commission (FCC) regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with various existing and evolving industry standards could delay or interrupt volume production of our IP telephony products, which would have a material adverse effect on our business, financial condition and operating results.

Increased costs associated with corporate governance compliance may significantly affect our results of operations.

The Sarbanes-Oxley Act of 2002 will require changes in some of our corporate governance and securities disclosure and compliance practices, and will require a thorough documentation and evaluation of our internal control procedures. We expect this to increase our legal compliance and financial reporting costs. This could also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur higher costs to obtain coverage. In addition, they could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur in this regard.

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities Exchange Commission associated with this Act, which we refer to as Section 404, require a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on, and its independent auditors attest to, these controls. We will be required to comply with Section 404 not later than our fiscal year ending December 2007. We are currently evaluating our strategy to begin performing the system and process documentation, evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we may identify areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such actions could adversely affect our results.


                           RISKS RELATED TO OUR STOCK


Our stock price has been and may continue to be volatile.

The market for technology stocks in general and our common stock in particular, has been and will likely continue to be extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

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

o economic conditions for the telecommunications, networking and related industries; and

o worldwide economic instability.

We expect to seek to raise additional capital in the future, which may not be available to us, and if it is available, may dilute the ownership of our common stock.

In the future, we expect to seek to raise additional funds through public or private debt or equity financings in order to:

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


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

We account for options and warrants issued to employees in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation." During the preparation of its financial statements for the quarterly period ended September 30, 2005 we discovered that we did not recognize in our 2004 interim or annual financial statements the amount of compensation expense for the vested portion of approximately 4 million stock options issued to employees during the year ended December 31, 2004. This compensation expense amounted to $645,590, and $786,215 for the three and nine months ended September 30, 2004, respectively. We also incorrectly recorded $1,316,400 more in compensation expense for the three months ended September 30, 2004 for warrants issued to employees than should have been recognized during that quarterly period under SFAS No.123. The Company therefore decided that it would be appropriate to restate its financial statements for 2004. The following table sets forth the impact of the restatement on certain amounts previously reported in the consolidated Statements of Operations for the three and nine months ended September 30, 2004 and the Consolidated Balance Sheet at December 31, 2004.

                                                               As Previously
Consolidated Balance Sheet at December 31, 2004                   Reported          As Restated
                                                                ------------        ------------
          Additional paid-in capital                            $ 12,722,565        $ 14,107,328
          Accumulated deficit                                   $ (4,639,386)       $ (6,024,149)


Consolidated Statement of Operations for the nine months ended September 30, 2004:

          Total operating expenses                              $  4,887,531        $  4,357,346
          Loss from operations                                  $ (4,610,370)       $ (4,080,185)
          Net loss                                              $ (4,610,370)       $ (4,080,185)
          Loss per share                                        $      (0.42)       $      (0.37)


Consolidated Statement of Operations for the three months ended September 30, 2004:

          Total operating expenses                              $  4,430,175        $  3,759,365
          Loss from operations                                  $ (4,179,389)       $ (3,508,579)
          Net loss                                              $ (4,179,389)       $ (3,508,579)
          Loss per share                                        $      (0.21)       $      (0.18)

We completed the acquisition of Caerus, Inc. on May 31, 2005. Caerus, a VoIP carrier and service provider, provides us with important technology, including the Voice One network, intellectual capital and VoIP expertise, VoIP enhanced service solutions and key customers and business relationships.

The following unaudited Proforma combined financial information has been prepared assuming the Caerus acquisition occurred as of the first day of each period reported.

                     Nine Months Ended September 30     Three Months Ended
                        2005                2004        September 30, 2004
                    ------------       ------------     ------------------
Revenues            $ 13,087,612       $  9,335,515       $  3,880,592
Net loss            $(20,120,750)      $(10,817,543)      $ (6,742,755)
Loss per share      $      (0.45)      $      (0.39)      $      (0.19)


As discussed in the following paragraphs the addition of Caerus Inc. impacts the comparability of our results of operations for the three and nine months ended September 30, 2005 to our results for the corresponding periods of 2004.

Comparison Of Three Months Ended September 30, 2005 And 2004

Our net loss for the three months ended September 30, 2005 was $(8,847,293) ($0.18 per share), as compared to a net loss of $3,508,579 ($0.18 per share) for the three months ended September 30, 2004.

Revenues for the current quarter totaled $2,535,912, an increase of approximately $1.6 million over the revenues reported for the three months ended September 30, 2004. Routing and termination services revenues amounted to $2,103,770 and $237,176, for the three months ended September 30, 2005 and 2004, respectively. The increase in these revenues is attributable to the addition of Caerus' Voice One Network. These additional revenues from our network were offset by a $414,535 decrease in our revenues from VoIP hardware sales. One customer accounted for 83% of our revenues during the three months ended September 30, 2005.

Our gross profit for the three months ended September 30, 2005 was a negative $617,291, as compared to a positive gross profit of $250,786 for the same period in 2004. The negative gross profit for this quarter is principally attributable to the costs we incurred to operate our network and the fees paid to third-party carriers to terminate calls on our behalf. Our combined operating costs and third party fees exceeded the revenues generated by the current level of traffic on our network.

We incurred operating expenses of $8,230,002 and $3,759,365 for the three months ended September 30, 2005 and 2004 respectively. The additional operating expenses for 2005 reflect in part the expansion of our operations due to our recent acquisition of Caerus. The $4.7 million rise in operating expenses is comprised primarily of additional commissions and fees paid to third parties (primarily relating to our capital raising efforts) of approximately $1.3 million and increases in professional and legal fees ($361,794), depreciation ($333,332), amortization of intangible assets ($897,843) and other expenses ($2,035,612). Other expenses for 2005 include, interest and financing costs of approximately $1.5 million for our debt issuances.


Comparison Of Nine Months Ended September 30, 2005 And 2004

Our net loss for the nine months ended September 30, 2005 was $13,880,730 ($0.39 per share), as compared to a loss of $4,080,185 ($0.31 per share) for the nine months ended September 30, 2004.

Revenues for the current nine months totaled $6,452,832, an increase of approximately $5.4 million over that reported for the nine months ended September 30, 2004. Revenues generated by Caerus' Voice One Network for routing and termination services amounted to $2,752,551 for the nine months ended September 30, 2005. The remainder of the revenue increase is due to growth in hardware sales and international service termination. One customer accounted for 43% of our sales during the nine months ended September 30, 2005.

Our gross profit for the nine months ended September 30, 2005 was $194,783, as compared to $277,161 for the same period in 2004. The decline in gross profit for this nine month period principally reflects our network operating costs and the fees we paid to third-party carriers to terminate calls on our behalf. These combined operating costs and third party fees exceeded the revenues generated by the level of traffic on our network.

We incurred operating expenses of $14,075,513 and $4,357,346 for the nine months ended September 30, 2005 and 2004 respectively. The additional operating expenses for 2005 reflect in part the expansion of our operations due to our recent acquisition of Caerus. The $9.7 million dollar rise in operating expenses is comprised of increases in compensation ($1,015,056), added professional and legal fees ($940,112), depreciation ($598,762), amortization of intangible assets ($1,184,137) additional commissions and fees of 2.4 million paid to third parties in connection with our capital raising efforts, and increased other expenses. The increase of other expenses reflects provisions for bad debts and discontinued assets of $604,000 and interest and finance costs of $1.6 million for our debt issuances.

Total assets at September 30, 2005 were $43,750,775, up $33,535,223 from December 31, 2004. This increase in assets (which includes additions to property of almost $7.9 million) and the corresponding increase in accounts payable and other current liabilities are almost entirely related to the acquisition of Caerus on May 31, 2005. We recorded significant amounts of goodwill and intangible assets in connection with the acquisition of Caerus and for the acquisition of DTNet. Goodwill and intangible assets comprised 69% of our total assets at September 30, 2005. We expect to record additional amounts of goodwill and intangible assets in connection with our WQN, Inc. acquisition, which was completed on October 6, 2005.

Under SFAS 142 we are required to periodically evaluate the carrying value of our goodwill and intangible assets. If in the future such carrying values exceed fair market value, we will be required to record an impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and stock price.

Outlook for Remainder of 2005

As discussed in Note K to the accompanying Consolidated Financial Statements we acquired the assets of WQN, Inc.'s VoIP business in October 2005. WQN reported revenues, gross profit, and an operating loss of approximately $15.6 million, $650,000, and $2.1 million, respectively, for the six months ended June 30, 2005.

We anticipate revenue growth during the fourth quarter of 2005 due to the addition of WQN's customers. However, we also expect to report a net loss and negative cash flows from operations for the three months ending December 31, 2005.


Liquidity and Capital Resources

Cash and cash equivalents increased by $2,097,737 for the nine months ended September 30, 2005 to $3,238,941. Our operating activities for the nine months ended September 30, 2005 used $9.0 million in cash. We funded our operating activities principally through issuances of notes payable that generated net proceeds of $3,007,542 and sales of common stock in private transactions that provided $8,074,763. In total our financing activities provided us with net cash of $11,278,168 for the nine months ended September 30, 2005.

Since inception of our Voice over Internet Protocol business in 2004 we have never been profitable. We have experienced negative cash flows from operations, and have been dependent on the issuance of debt, issuances of common stock in exchange for services and as compensation, and sales of common stock in private transactions to support our operations.

At September 30, 2005 our contractual obligations totaled approximately $9.5 million. Included in this amount is an outstanding balance of approximately $5.1 million on a loan from a lending institution. We are not in compliance with certain covenants of the agreement for this loan, and we owe principal, interest and costs in arrears on this loan of $280,000. To date our lender has not declared a default under this loan agreement.

We anticipate that we will continue to experience negative cash flows from operations. We expect we will need to raise additional debt or equity capital to provide the funds necessary to repay or restructure our $5.1 million loan, meet our other current contractual obligations and continue our operations. We are actively seeking to raise this additional capital and believe such capital will be available to us. However, we may not be successful in obtaining further equity or debt financing for our business.

Capital Expenditure Commitments

We have outstanding commitments to purchase capital equipment of approximately $2.0 million. We anticipate financing these purchases with leasing facilities.


Payments Due by Period

      The following table illustrates our outstanding debt and the terms of that debt as of September 30, 2005:

                                             Less than
Contractual Obligations        Total           1 Year          1-3 Years       3-5 Years
------------------------------------------------------------------------------------------
Convertible Notes           $1,427,925       $  815,991       $  611,934       $       --
Loans Payable               $7,240,444       $7,240,444       $       --       $       --
Operating Leases            $  594,905       $  149,905       $  445,000       $       --
Long Term Liabilities       $  195,864       $   31,233       $  164,631       $       --
Purchase Obligations        $       --       $       --       $       --       $       --
                            ----------       ----------       ----------       ----------
Total                       $9,459,138       $8,237,573       $1,221,565       $       --
                            ==========       ==========       ==========       ==========

                           VOIP, INC. AND SUBSIDIARIES
         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

The following unaudited pro forma condensed combined statements of operations are derived from and should be read in conjunction with the historical consolidated financial statements and related notes of VOIP, INC. ("VOIP" or the "Company"), and CAERUS, INC. ("CAERUS"). On September 1, 2005, the Company, and Caerus announced the closing of the merger of Volo Acquisition Corp., a wholly-owned subsidiary of the Company with and into Caerus, with Caerus as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), executed on May 31, 2005.

The unaudited pro forma condensed statements of operations for the nine months ended September 30, 2005 and 2004, and the three months ended September 30, 2004, give effect to the merger of Caerus and the Company with the conversion of all Caerus capital stock into 16,434,470 shares of common stock, par value $0.001, of the Company.

The unaudited pro forma condensed combined statements of operations assume that the Merger was consummated at the beginning of the respective report.

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

                                    VoIP, Inc
         Proforma Condensed Combined Statement of Operations (Unaudited)
                      Three Months Ended September 30, 2004

                                                    VoIP, Inc         Caerus, Inc        Adjustments        Consolidated
                                                   ------------       ------------       ------------       ------------
                                                  (As Restated)
 Revenues                                          $    929,767       $  2,950,825       $                  $  3,880,592

 Cost of sales                                          678,981          3,195,681                             3,874,662
                                                   ------------       ------------       ------------       ------------

 Gross profit                                           250,786           (244,856)                --              5,930

 Operating expenses                                   3,759,365          2,211,543            777,777          6,748,685
                                                   ------------       ------------       ------------       ------------

 Loss from operations                                (3,508,579)        (2,456,399)          (777,777)        (6,742,755)

 Provision for income taxes                                  --                 --                                    --
                                                   ------------       ------------       ------------       ------------

 Net loss                                          ($ 3,508,579)      ($ 2,456,399)      ($   777,777)      ($ 6,742,755)
                                                   ============       ============       ============       ============

Basic and diluted loss per share:                                                                           $      (0.19)
                                                                                                            ============

Weighted average number of shares outstanding                                                                 36,076,860
                                                                                                            ============

               The accompanying notes are an integral part of this
              proforma condensed combined statement of operations.

                                    VoIP, Inc

         Proforma Condensed Combined Statement of Operations (Unaudited)
                      Nine Months Ended September 30, 2005

                                                     VoIP, Inc          Caerus, Inc          Adjustments        Consolidated
                                                    ------------        ------------        ------------        ------------
 Revenues                                           $  3,700,281        $  9,387,331        $        --         $ 13,087,612

 Cost of sales                                         2,995,413          11,740,551                 --           14,735,964
                                                    ------------        ------------        ------------        ------------

 Gross profit                                            704,868          (2,353,220)                 --          (1,648,352)

 Operating expenses                                   10,662,681           6,513,422           1,296,295          18,472,398
                                                    ------------        ------------        ------------        ------------

 Loss from operations                                 (9,957,813)         (8,866,642)         (1,296,295)        (20,120,750)

 Provision for income taxes                                   --                  --                  --                  --
                                                    ------------        ------------        ------------        ------------

 Net loss                                           ($ 9,957,813)       ($ 8,866,642)       ($ 1,296,295)       ($20,120,750)
                                                    ============        ============        ============        ============

Basic and diluted loss per share:                                                                               $      (0.45)
                                                                                                                ============

Weighted average number of shares outstanding                                                                     45,048,348
                                                                                                                ============

          The accompanying notes are an integral part of this proforma condensed combined statement of operations.

                                    VoIP, Inc
         Proforma Condensed Combined Statement of Operations (Unaudited)
                      Nine Months Ended September 30, 2004

                                                     VoIP, Inc        Caerus, Inc        Adjustments        Consolidated
                                                   ------------       ------------       ------------       ------------
                                                   (As Restated)
 Revenues                                          $  1,015,065       $  8,320,450       $         --       $  9,335,515

 Cost of sales                                          737,904          8,544,273                 --          9,282,177
                                                   ------------       ------------       ------------       ------------

 Gross profit                                           277,161           (223,823)                --             53,338

 Operating expenses                                   4,357,346          4,957,981          1,555,554         10,870,881
                                                   ------------       ------------       ------------       ------------

 Loss from operations                                (4,080,185)        (5,181,804)        (1,555,554)       (10,817,543)

 Provision for income taxes                                  --                 --                 --                --
                                                   ------------       ------------       ------------       ------------

 Net loss                                          ($ 4,080,185)      ($ 5,181,804)      ($ 1,555,554)      ($10,817,543)
                                                   ============       ============       ============       ============

Basic and diluted loss per share:                                                                           $      (0.39)
                                                                                                            ============

Weighted average number of shares outstanding                                                                 27,424,460
                                                                                                            ============

               The accompanying notes are an integral part of this
              proforma condensed combined statement of operations.

                           VOIP, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED
                            STATEMENTS OF OPERATIONS

(1)   VoIP, Inc. Basis of Presentation

      Financial information for VoIP, Inc. has been derived from VoIP, Inc. historical financial statements.

(2)   Caerus, Inc. Basis of Presentation

      Financial information for Caerus, Inc. has been derived from Caerus, Inc's historical financial statements.

(3)   VoIP, Inc. and Caerus, Inc. Merger

      On September 1, 2005, the Company, and Caerus, Inc. announced the closing of the merger of Volo Acquisition Corp., a wholly-owned subsidiary of the Company with and into Caerus, Inc. with Caerus, Inc. as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), executed on May 31, 2005 by the conversion of all Caerus, Inc. capital stock into 16,434,470 shares of common stock, par value $0.001, of the Company. See NOTE D to the Financial Statements.

(4)   Adjustments

      Adjustments represent amortization of certain intangible assets recorded in connection with the acquisition.


Item 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. In connection with this evaluation and a review of the financial information reported for the current prior periods, the Company discovered certain errors requiring restatement of amounts previously reported for the three and nine month periods ended September 30, 2004 and for the year ended December 31, 2004. These restatements correct the compensation expense for stock options and warrants issued to employees during those periods. These items are discussed in further detail in Note B of the Consolidated Financial Statements at Item 2. These errors arose because the Company did not possess sufficient personnel experienced with the implementation of Statement of Financial Accounting Standards No. 123 and with U. S. generally accepted accounting principles.

In October 2005 the Company hired a new Chief Executive Officer and a new Chief Financial Officer. Based upon the control deficiency and restatements discussed above, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures at September 30, 2005 were not effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act. The Company expects to begin to implement measures to improve its disclosure controls beginning with the quarterly period ending December 31, 2005.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business.

See NOTE J to the Financial Statements for discussion of litigation between Volo Communications, Inc (a wholly-owned subsidiary of Caerus, Inc.) and MCI WorldCom Network Services, Inc. d/b/a UUNET.


Item 2 - Changes in Securities

      The following unregistered securities have been issued during the second quarter of 2005:

            In July 2005, Registrant issued 239,097 shares of common stock for services provided to the Company.

            In July 2005, registrant issued 166,667 shares of common stock in connection with the conversion of a convertible note.

            In July 2005, registrant sold 201,130 shares of common stock to 19 accredited investors for $160,906, and issued 160,500 warrants.

            In August 2005, registrant sold 1,100,000 shares of common stock to 5 accredited investors for $880,000, and issued 462,500 warrants.

            In September 2005, registrant issued 1,275,631 shares of common stock in exchange for 2,200,000 warrants.

            In September 2005, registrant issued 737,898 shares of common stock to 63 accredited investors for services provided to the company.

            In September 2005, registrant sold 4,057,451 shares of common stock for $4,331,232, and issued 1,782,562 warrants.

            In August 2005, registrant issued 1,375,000 class C warrants and 1,375,000 class D warrants to one accredited investor.

            All such shares were issued pursuant to exemptions provided by
            Section 4(2) of the Securities Act of 1933 and Regulation D.

            On October 17, 2005 the Company filed a Registration Statement for the resale of up to 15,377,245 shares by 185 selling shareholders.


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


                                          VoIP, INC.


November 21, 2005                         /s/ B. Michael Adler
                                          ---------------------------------
                                          B. Michael Adler
                                          President and CEO

                                          /s/ David Sasnett
                                          ---------------------------------
                                          David Sasnett
                                          Chief Financial Officer