Form 10KSB/A
period 2004-12-31
VOIP  INC
filed 2005-11-23
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A
                               (Amendment No. 1)
                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

    |X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):  Yes |_|   No |X|

                                TABLE OF CONTENTS

PART II........................................................................1

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........1

   ITEM 7. FINANCIAL STATEMENTS................................................4

   ITEM 8A. CONTROLS AND PROCEDURES - EVALUATION OF DISCLOSURE CONTROLS........4

PART III.......................................................................4

   ITEM 13. EXHIBITS...........................................................5

                                Explanatory Note

VoIP, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "2004 10-KSB"), which was originally filed on March 30, 2005. This Amendment is being filed to restate the Company's 2004 financial statements to include approximately $1.4 million in compensation expense relating to warrants and options issued to employees during 2004. This Amendment No. 1 amends (i) Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation to reflect the restated results of operations for 2004; (ii) Part II,
Item 8 - Financial Statements to provide the restated financial statements and notes thereto for 2004; (iii) Part II Item 8A - Controls and Procedures - Evaluation of Disclosure Controls and Procedures to report management's assessment of the Company's disclosure controls as of the date of the filing of this Amendment No. 1; and (iv) the certifications required under Rules 13a-15 and 15d-15(e) of the Securities Exchange Act, as amended, (the "Exchange Act") so that they be dated as of a current date as required by Rule 12b-15 of the Exchange Act.

This Amendment No. 1 does not reflect events occurring after the filing of the 2004 10-KSB, and does not update or modify the disclosures therein in any way other than as required to reflect the amendments described above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION
        -----------------------------------

         The information presented in this section should be read in conjunction with the information contained in the financial statements, including the notes thereto, and the other financial statements appearing elsewhere in this report.

General
-------

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

Restatement of 2004 Financial Statements
----------------------------------------

         We account for options and warrants issued to employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." During the preparation of the financial statements for the quarterly period ended September 30, 2005 we discovered that we did not recognize in our 2004 financial statements the full amount of compensation expense that should have been recognized on warrants issued to employees in 2004 or the compensation expense for the 4,000,000 stock options issued to employees in 2004. The compensation expense that was not recognized relating to these options and warrants was $ 1,384,763. We therefore decided it appropriate to restate our 2004 financial statements to include this compensation expense. The following table sets forth the impact of the restatements on certain amounts previously reported in our 2004 financial statements.

Consolidated Balance Sheet                                                    As Previously    As Restated
                                                                                Reported
                                                                               ------------    ------------
       Additional paid-in capital                                              $ 12,722,565    $ 14,107,328
       Accumulated deficit                                                     $ (4,639,386)   $ (6,024,149)


Consolidated Statement of Operations for the nine months ended September 30, 2004:

       Compensation and benefits                                               $  2,721,296    $  4,106,059
       Total operating expense                                                 $  4,909,174    $  6,293,937
       Loss from operations                                                    $ (4,160,050)   $ (5,544,813)
       Net loss                                                                $ (4,014,739)   $ (5,399,502)
       Loss per share                                                          $      (0.27)   $      (0.37)

Comparision of 2004 to 2003

    Balance Sheet Data:             December 31, 2004
                                    -----------------

       Total assets                    $10,215,552
       Long-term liabilities, net      $         0
       Total liabilities               $ 2,108,114
       Shareholders' equity            $ 8,107,438


                                                  Year Ended
                                                 December 31,
                                         --------------------------
      Statements of Operations Data:         2004           2003
                                         -----------    -----------

         Revenue                         $ 2,619,393    $        --
         Operating (loss)                $(5,544,813)   $  (352,968)
         Net loss                        $(5,399,502)   $  (352,968)
         Net loss per share              $     (0.37)   $     (0.20)

         Net revenue totaled $3,028,006 ($2,619,393 from continuing operations), for the year ended December 31, 2004 as compared to $8,678 for the year ended December 31, 2003. The $3,019,328 increase in total net revenue was primarily attributable entry into the new "VoIP" (Voice over IP) business segment and the acquisition of Voipamericas, Inc. and DTNet Technologies, Inc. in 2004.

         Revenue from the sale of tea in the segment business that we have discontinued was $ 408,613, or 13.5%, of total net revenue for the year ended December 31, 2004, versus $8,678, or 100%, of total net revenue for the prior year.

         As mentioned in Note A to the financial statements, the Company acquired DTNet in June 2004 and Voipamericas in September 2004. DTNet provides customer premises equipment to cable and DSL Internet providers throughout North America. DTNet sales were approximately $4.7 million in 2003. Voipamericas revenues for the first nine months of 2004 were $1.4 million. Management believes that the acquisitions of DTNet and Voipamericas will provide proven distribution channels and leadership in sales throughout the Americas. DTNet and Voipamericas complement the Company's strategy to deliver Voice over Internet Protocol over a wireless local loop and deliver service provider solutions to cable operators.

         Net losses for the  respective  years ended  December 31, 2004 and 2003
were  $5,399,502  and  $352,968.   Net  loss  per  share  was  $0.37  and  $0.20
respectively for each period.

         Operating expenses consist of salaries and related personnel costs, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. Operating expenses were $6.3 million for the year ended December 31, 2004. Operating expenses for 2003 have been reclassified and included in the loss from discontinued operations for 2003 of $352,968. Compensation and related expenses for 2004 include approximately $2.2 million in compensation costs for warrants issued to employees and approximately $1.1 million in compensation costs for stock options issued to employees and also reflect increases in headcount and related personnel expenses. The general and administrative expenses for 2004 reflect the Company's new line of business, VoIP telephony services.

         The comparison of operations for the years ended December 31, 2004 and 2003 is not indicative of the Company's current business model. Whereas, during 2003 the Company was in the business of importing and selling a line of fine teas. The Company has, since discontinued the tea business, to focus solely on VoIP and emerging technologies.

         (b)      Liquidity and Capital Resources

         As of December 31, 2004, we had cash and cash equivalents approximating $1,141,000. We currently have two borrowing arrangements, one for $200,000 with a local bank and one for $560,000 with a note payable to a shareholder. Cash used in operating activities of $2.9 million in fiscal year 2004 was primarily attributable to the net loss of $5.5 million, which included non cash items for warrants and options issued to Company employees amounting to approxumately $3.3 million recorded as compensation in the Consolidated Statement of Operations. Cash provided by financing activities in fiscal 2004 consisted primarily of $3.6 million of proceeds resulting from the sale of common stock to investors in private placement transactions during the whole year and, as above-mentioned, proceeds from issuance of note payable of $560,000.

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


         (c)      Payments Due by Period

         The following table illustrates our outstanding debts and the terms of that debt as of December 31, 2004:

                                              Less than 1
  Contractual Obligations          Total          Year
---------------------------------------------------------
Long-Term Debt                  $      0.00   $      0.00

Notes Payable to shareholders       560,000   $   560,000
Operating Leases                     35,572   $    35,572
Purchase Obligations                   0.00   $      0.00
                                -------------------------
Total                           $   595,572   $   595,572
                                =========================


         (d)      Market Risk

         We own market investment securities issued by various securities issuers. The issuers of these products retain all interest rate and default risk.


Available Information


         We maintain a corporate Internet website with the address www.voipincorporated.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this report. We file reports with the Securities and Exchange Commission, or SEC, which are available on our website free of charge. These reports include annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The financial statements required by this item begin at Page F-1 hereof.

ITEM 8A.  CONTROLS AND PROCEDURES
          -----------------------

Evaluation of Disclosure Controls and Procedures

         In connection with the filing of our 2004 10-KSB on March 31, 2005 the Company's management, with the participation of our chief executive officer and chief financial officer at that time, evaluated the effectiveness of our Disclosure Controls and Procedures as of December 31, 2004.

         We hired a new chief executive officer and new chief financial officer in October 2005. The Company's management, with the participation of our new chief executive officer and new chief financial officer, evaluated the effectiveness of our controls and procedures in connection with the filing of our quarterly report on Form 10-QSB for the quarterly period ended September 30, 2005. In connection with this evaluation and a review of the financial information reported for current and prior periods, we noted the errors resulting in the amended information and restated 2004 financial statements reported in this Amendment No. 1 to our 2004 10-KSB. We have concluded these errors occurred because we did not possess sufficient personnel experienced with the implementation of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and with U. S. generally accepted accounting principles. Based upon the control deficiency and restatement discussed above, our present chief executive officer and chief financial officer have concluded that our disclosure controls and procedures at September 30, 2005 were not effective in gathering, analyzing and disclosing information needed to satisfy our Company's disclosure obligations under the Exchange Act. We expect to begin to implement measures to improve our disclosure controls beginning with the quarterly period ending December 31, 2005.

                                    PART III


ITEM 13. EXHIBITS
         ---------

(a) The following documents are filed as part of this Annual Report on Form 10-KSB/A:

         1.       Financial  Statements:  The financial statements filed as part
                  of  this  report  are  listed  in  the  "Index  to   Financial
                  Statements" on Page F-1 hereof.

         2.       Exhibits required to be filed by Item 601 of Regulation 10-KSB

Other Material Contracts

23.1     Consent of Tschopp, Whitcomb & Orr, P.A.

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

As discussed in Note B to the consolidated financial statements, the accompanying consolidated balance sheet and related statements of operations, shareholders' equity and cash flows have been restated to reflect the accounting for certain stock warrants and options awarded to employees during 2004.

/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
March 16, 2005 except for Note B as to which the date is November 23, 2005

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

/s/  Tschopp, Whitcomb & Orr, P.A.

January 30, 2004
Maitland, Florida


                                    VoIP Inc.
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003


                                                          Dec. 31, 2004    Dec. 31, 2003
                                                          -------------    -------------
                                                          (As Restated)
      ASSETS

Current Assets:
      Cash and cash equivalents                           $   1,141,205    $        --
      Accounts receivable, net of allowance of $136,795         818,071             --
      Due from related parties                                  245,402             --
      Inventory                                                 187,451             --
      Assets from discontinued operations                       412,419          259,459
      Other current assets                                       43,702             --
                                                          -------------    -------------
Total Current Assets                                          2,848,250          259,459
                                                          -------------    -------------

Property and equipment, net                                     419,868             --
Intangibles                                                   6,923,854             --
Other assets                                                     23,580             --
                                                          -------------    -------------

TOTAL ASSETS                                              $  10,215,552    $     259,459
                                                          =============    =============


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses               $   1,224,974    $        --
      Bank loans and note payable                               760,000             --
      Liabilities from discontinued operations                     --            151,167
      Other current liabilities                                 123,140             --
                                                          -------------    -------------
Total Liabilities                                             2,108,114          151,167
                                                          -------------    -------------


Shareholders' equity:
Common stock - $0.001 par value
      100,000,000 shares authorized
      24,258,982 and 1,730,939 issued
      and outstanding respectively                               24,259            1,731
Additional paid-in capital                                   14,107,328          731,208
Accumulated deficit                                          (6,024,149)        (624,647)
                                                          -------------    -------------
Total shareholders' equity                                    8,107,438          108,292
                                                          -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  10,215,552    $     259,459
                                                          =============    =============


 The accompanying notes are an integral part of these financial statements.


                                    VoIP Inc.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2004 and 2003

                                                                   Year ended           Year ended
                                                                December 31, 2004    December 31, 2003
                                                                -----------------    -----------------
                                                                  (As Restated)
Revenues                                                        $       2,619,393    $            --

Cost of Sales                                                           1,870,269                 --
                                                                -----------------    -----------------

Gross Profit                                                              749,124                 --

Operating expenses
      Compensation and related expenses                                 4,106,059                 --
      General and administrative expenses                               2,187,878                 --
                                                                -----------------    -----------------

Loss from continuing operations before income
      taxes and discontinued operations                                (5,544,813)                --

Provision for income taxes                                                   --                   --
                                                                -----------------    -----------------

Net loss before discontinued operations                                (5,544,813)                --

Income (Loss) from discontinued operations,
      net of income taxes                                                 145,311             (352,968)
                                                                -----------------    -----------------

Net Loss                                                        $      (5,399,502)   $        (352,968)
                                                                =================    =================


Basic and diluted loss per share:

Loss before discontinued operations                             $           (0.38)   $            --

Income (loss) from discontinued operations,
      net of income taxes                                       $            0.01    $           (0.20)
                                                                -----------------    -----------------

Total                                                           $           (0.37)   $           (0.20)
                                                                =================    =================

Weighted average number of shares outstanding                          14,597,312            1,730,939
                                                                =================    =================


 The accompanying notes are an integral part of these financial statements.

                                    VoIP Inc.
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 2004 and 2003

                                                               Year ended      Year ended
                                                              December 31,    December 31,
                                                                  2004            2003
                                                              ------------    ------------
                                                             (As Restated)
Cash flows from operating activities:
Continuing operations:
Net loss                                                      $ (5,544,813)   $       --
Adjustments to reconcile net loss to net
    cash used in operating activities                                 --              --
    Depreciation                                                    82,832            --
    Provision for bad debt                                         136,795            --
    Common shares issued for services                              494,166            --
    Warrants issued to employees and stock option
     compensation                                                3,320,763            --
    Shares issued for intellectual property                        105,000            --
Changes in operating assets and liabilities
net of assets and liabilities acquired:
    Accounts receivable                                           (555,007)           --
    Due from related parties                                      (245,402)           --
    Inventory                                                      144,913            --
    Other current assets                                             8,531            --
    Accounts payable                                              (296,305)           --
    Other current liabilities                                     (315,587)           --
                                                              ------------    ------------
Net cash used in continuing operating activities                (2,664,114)           --
                                                              ------------    ------------

Discontinued operations:
    Income (loss) from discontinued operations                     145,311        (352,968)
    Changes in assets, liabilities, and net results               (408,000)        274,262
                                                              ------------    ------------
    Net cash used in discontinued operating activities            (262,689)        (78,706)

                                                              ------------    ------------
    Net used in operating activities                            (2,926,803)        (78,706)
                                                              ------------    ------------

Cash flows from investing activities -  continuing operations:
    Cash from acquisitions                                         104,872            --
    Purchase of property and equipment                            (157,881)           --
    Cash for intellectual property                                 (50,000)           --
    Purchase of other assets                                       (21,100)           --
                                                              ------------    ------------
Net cash used in continuing investing activities                  (124,109)           --
                                                              ------------    ------------
Discontinued operations:
    Cash from affiliates                                              --            82,196
                                                              ------------    ------------
Net cash provided by discontinued investing activities                --            82,196
                                                              ------------    ------------
Net cash provided by (used in) investing activities               (124,109)         82,196
                                                              ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                        560,000            --
    Proceeds from sales of common stock                          3,628,618            --
                                                              ------------    ------------
Net cash provided by investing activities                        4,188,618            --

Net increase in cash                                             1,137,706           3,490

Cash at beginning of year                                            3,499               9
                                                              ------------    ------------

Cash at end of year                                           $  1,141,205    $      3,499
                                                              ============    ============

Non-cash investing and financing activities:
    Common stock issued for services                          $    494,166    $       --
                                                              ============    ============
    Warrants issued to employees                              $  3,320,763    $       --
                                                              ============    ============
    Shares issued for intellectual property                   $    105,000    $       --
                                                              ============    ============

 The accompanying notes are an integral part of these financial statements.


                                   VoIP, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                     Years Ended December 31, 2004 and 2003
                             (As Restated for 2004)


                                                                                      Additional
                                                      Common Stock   Common Stock      Paid-in     Accumulated
                                                         Shares         Amount         Capital       Deficit           Total
                                                      ------------   ------------   ------------   ------------    ------------
Balance as of December 31, 2002                          1,730,939   $      1,731   $    731,208   $   (271,679)   $    461,260

Loss for the for the year                                     --             --             --         (352,968)       (352,968)
                                                      ------------   ------------   ------------   ------------    ------------
Balance as of December 31, 2003                          1,730,939          1,731        731,208       (624,647)        108,292
                                                      ------------   ------------   ------------   ------------    ------------

Common stock issued                                     12,500,000         12,500           --             --            12,500

Common Stock issued for services received                  568,235            568        342,432           --           343,000

Common stock issued to investors for cash received       5,520,566          5,521      3,610,598           --         3,616,119

Common stock issued for services                           339,242            339        150,827           --           151,166

Common Stock issued for acquisition of DTNet Tech        2,500,000          2,500      4,747,500           --         4,750,000

Common Stock issued for acquisition of VoipAmericas      1,000,000          1,000      1,099,000           --         1,100,000

Warrants issued to two company officers and stock
  option compensation                                           --             --      3,320,763           --         3,320,763

Stock issued for intellectual property                     100,000            100        105,000           --           105,100

Loss for the year                                               --             --            --     (5,399,502)      (5,399,502)
                                                      ------------   ------------   ------------   ------------    ------------


 Balance December 31, 2004                              24,258,982   $     24,259   $ 14,107,328   $ (6,024,149)   $  8,107,438
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

NOTE B - RESTATEMENT OF FINANCIAL STATEMENTS

The Company accounts for options and warrants issued to employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." During the preparation of the financial statements for the quarterly period ended September 30, 2005 the Company discovered that it did not recognize in its 2004 financial statements the full amount of compensation expense that should have been recognized on warrants issued to employees in 2004 or the compensation expense for the vested portion of approximately 4,000,000 stock options issued to employees during the year ended December 31, 2004. The compensation expense that was not recognized relating to these options and warrants was $1,384,763 (see Notes I, L and O). The Company therefore, decided that it would be appropriate to restate its financial statements for the year ended December 31, 2004. The following table sets forth the impact of the restatement on certain amounts previously reported in the consolidated 2004 financial statements.

Consolidated Balance Sheet at December 31, 2004:                              As Previously    As Restated
                                                                                Reported
                                                                               ------------    ------------
       Additional paid-in capital                                              $ 12,722,565    $ 14,107,328
       Accumulated deficit                                                     $ (4,639,386)   $ (6,024,149)


Consolidated Statement of Operations for the year ended December 31, 2004:

       Compensation and related expense                                        $  2,721,296    $  4,106,059
       Total operating expense                                                 $  4,909,174    $  6,293,937
       Loss from operations                                                    $ (4,160,050)   $ (5,544,813)
       Net loss                                                                $ (4,014,739)   $ (5,399,502)
       Loss per share                                                          $      (0.27)   $      (0.37)


Note C - Summary of Significant Accounting Policies

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

In December 2004, FASB issued Statement No. 123R, "Share-Based Payment." Statement No. 123R revises Statement No. 123, supersedes APB Opinion No. 25 and amends Statement No. 95. Statement No. 123R requires the cost of employee services received in exchange for an award of equity instruments be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of this Statement are effective for public entities that do not file as small business issuers as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

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

Note D - Property and Equipment, net

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

Note E - Intangibles

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

Note F - Accounts Payables and Accrued Expenses

As of December 31, 2004 accounts payables and accrued expenses consist of the following:


Account Payables Trade             $  988,815
Accrued Expenses                      233,711
Other                                   2,448
                                   ----------

Total                              $1,224,974
                                   ==========

Note G - Bank Loans and Note Payable

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


Note H - Acquisitions

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


Note I - Warrants

On August 4th, 2004, the Company issued 4,400,000 warrants to two executives to acquire 2,200,000 Company common shares at $1.00 each. The compensation expense of $2,217,600, is in the accompanying Consolidated Statement of Operations.

A summary of the Company's warrants as of December 31, 2004 is presented below:


                                                               2004
                                                  ------------------------------

                                                                     Weighted
                                                                      average
                                                     Warrants     exercise price
                                                  -------------   --------------

Warrants outstanding at beginning of year                  --
Granted to two Company officers                       4,400,000   $         1.00
Granted to third parties                              2,400,000   $         2.58
Expired                                                    --
Exercised                                                  --
                                                  -------------   --------------

Warrants outstanding at end of year                   6,800,000   $         1.59
                                                  =============   ==============

Note J - Commitments

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


Note K - Due From Related Parties

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

Note L - Income Taxes

The components of the Company's consolidated income tax provision are as follows:


                                                       Year ended December 31,
                                                         2004           2003
                                                     -----------    -----------
                                                    (As Restated)
Current Benefits                                     $(1,836,000)      (119,000)
Valuation allowance                                    1,836,000        119,000
                                                     -----------    -----------
Total                                                       --             --
                                                     ===========    ===========

                                                         2004           2003
                                                     -----------    -----------
Long-term deferred tax assets arising from
  net operatiing loss carry forward                  $(1,956,000)   $  (119,000)

Valuation allowance                                    1,956,000        119,000
                                                     -----------    -----------
Total                                                       --             --
                                                     ===========    ===========


The reconciliation of income tax provision at statutory rate to the reported income tax expense is as follows:


                                    Year ended December 31
                                       2004         2003
                                    ---------    ---------
Computed at statutory rate                 34%          34%
State tax net of federal benefits          --           --
Valuation allowance                       (34%)        (34%)
                                    ---------    ---------
       Total                               --           --
                                    =========    =========

At December 31, 2004 and December 31, 2003 deferred tax assets are related solely to the Company's net operating loss carry forward of approximately $4,486,000 and $303,000, respectively, which have been reduced by a valuation allowance. If these carry forwards are not utilized, they will begin to expire in 2018.


Note M - Stockholders' Equity

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

On August 4, 2004, the Company issued 4,400,000 warrants to two executives to acquire 4,400,000 shares at $1.00 per share. As explained in Note P, subsequent events, in February 2005, 2,200,000 of warrants were exchanged for restricted shares.

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

Note N - Discontinued Operations

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
                                                          =========   =========

NOTE O - Stock Options

A total of 4,000,000 shares of common stock has been reserved for issuance under the Company's 2004 Employee Stock Option Plan. The Company accounts for the fair value of its grants under its 2004 Stock Option Plan in accordance with SFAS No.
123. The compensation cost that has been charged against income for the 2004 Option Plan was approximately $1,117,000 in 2004.The activity in this 2004 Option Plan for the year ended December 31, 2004 is as follows:

                                                                               Exercise            Weighted Average
                                                                Number         Price Range         Exercise Price
Options outstanding at December 31, 2003                              --

Options granted                                                4,000,000        $0.85 - $1.56            $1.14
Options returned to the plan
   due to terminations                                          (350,000)            $1.10               $1.10
                                                          ---------------    -------------------   -----------------
Options outstanding at December 31, 2004                       3,650,000        $0.85 - $1.56            $1.14
                                                          ===============    ===================   =================

Options exercisable at year-end                                                    903,750
                                                                             =================

Weighted-average fair value of options
   granted during the year                                                        $0.82
                                                                             =================

Note P - Subsequent Events

On January 6, 2005, the Company issued a Note Payable to its controlling shareholder in the amount of $1,040,000 at an interest rate of 3.75%, maturing in December 2005.

On January 26, 2005, the Company filed a Form S-8 registration statement in connection with the Company's 2004 Stock Option Plan. The plan provides for the grant to eligible employees and directors of options for the purchase of Common Stock. The Option Plan covers, in the aggregate, a maximum of 4,000,000 shares of Common Stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the Option Plan, the exercise price may not be less than the fair market value of the Common Stock on the date of the grant of the option.

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

Name                             Office                           Date

 /s/ B. Michael Adler           Chairman, Chief Executive         11/23/05
------------------------        Officer and Director
B. Michael Adler                (Principal Executive Officer)

 /s/ David Sasnett              Vice President and Chief          11/23/05
------------------------        Financial Officer
David Sasnett                   (Principal Financial and
                                Accounting Officer)