Form 10KSB
period 2005-12-31
VOIP  INC
filed 2006-04-17
CIK 1100954

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period ____________to____________
                        Commission file number 000-28985

                                   VOIP, INC.
                 (Name of small business issuer in its charter)

                Texas                                    75-2785941
    (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

      12330 SW 53rd Street, Suite 712
        Fort Lauderdale, Florida                           33330
 (Address of principal executive offices)                (ZIP Code)

         Issuer's telephone number, including area code: (954) 434-2000

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, par value $0.001.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by a check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES |_| NO |X|

The issuer's revenues for its most recent fiscal year were $ 15,507,145.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $90,522,977 at March 22, 2006. At March 22, 2006, the registrant had outstanding 68,838,766 shares of par value $.001 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one):  Yes |_|; No |X|

                                TABLE OF CONTENTS

PART I                                                                         1

    ITEM 1.   DESCRIPTION OF BUSINESS                                          3

    ITEM 2.   DESCRIPTION OF PROPERTY                                         20

    ITEM 3.   LEGAL PROCEEDINGS                                               20

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             21

PART II                                                                       21

    ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        21

    ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                       22

    ITEM 7.   FINANCIAL STATEMENTS                                            27

    ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                       27

    ITEM 8A.  CONTROLS AND PROCEDURES                                         27

    ITEM 8B.  OTHER INFORMATION                                               29

PART III                                                                      29

    ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT               29

    ITEM 10.  EXECUTIVE COMPENSATION                                          31

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS                                 33

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  35

    ITEM 13.  EXHIBITS                                                        35

    ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                          38

                                   VOIP, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

      This Form 10-KSB contains forward-looking statements relating to events anticipated to happen in the future. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Forward-looking statements also may be included in other written and oral statements made or released by us. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project," "may", "could" and similar expressions are intended to identify forward-looking statements. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences. These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

      o     our ability to market our services successfully to new subscribers;

      o     our ability to retain a high percentage of our customers;

      o the possibility of unforeseen capital expenditures and other upfront investments required to deploy new technologies or to effect new business initiatives;

      o     our ability to raise capital;

      o     network developments and operations;

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

      o     other factors described in this document.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.

      We have restated our annual financial statements for 2004. Except as otherwise noted, all financial information contained in this Annual Report on Form 10-KSB gives effect to these restatements. For information concerning the background of the restatement, the specific adjustments made, and management's discussion and analysis of our results of operations for 2004 giving effect to the restated information, see Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Financial Statements."

                                    OVERVIEW

      We were incorporated under the laws of the State of Texas on August 3, 1998 under our original name of Millennia Tea Masters. In February 2004 we exchanged 12,500,000 of our common shares for the assets of two start-up telecommunication businesses, eGlobalphone, Inc. and VoIP Solutions, Inc. We changed our name to VoIP, Inc. in April 2004. We consummated the acquisitions of DTNet Technologies, Inc., a hardware supplier, and VoIP Americas, Inc., a VoIP related company, in June and September, respectively, of 2004. We decided to exit our former tea business in December 2004 and focus our efforts and resources in the Voice over Internet Protocol (VOIP) telecommunications industry. In May 2005 we completed the acquisition of Caerus, Inc., a VoIP carrier and service provider, and in October 2005 we purchased substantially all of the VOIP-related assets of WQN, Inc.

      We are an emerging global provider of advanced communications products and services utilizing Voice over Internet Protocol (VOIP) technology. VOIP is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted.

      Since 2004, we have developed our business through strategic acquisitions. These acquisitions have provided us with important technology, intellectual capital, VOIP expertise, trade names, domain names, VOIP enhanced service applications, key business relationships and revenues. We own our network and technology and have the ability to provide complete product and service solutions, including outsourced customer service and hardware fulfillment. We are a certified Competitive Local Exchange Carrier (CLEC) and Interexchange Carrier (IXC) which allows us to receive more favorable rates from the Regional Bell Operating Companies (RBOCs) and the traditional long-distance carriers than telephony resellers who are not CLECs or IXCs, as well as provide regulatory compliance in an industry that is moving quickly towards controls and regulations. We expect to provide a comprehensive portfolio of advanced telecommunications technologies, enhanced service solutions, and broadband products to the VOIP industry. Our current and targeted customers include RBOCs, CLECs, IXCs, wireless carriers, resellers, Internet Service Providers (ISPs), cable system operators ("cable operators") and other providers of telephony services in the United States and various countries around the world.

      Our goal is to become the premier enabler for packet communication services for carriers, service providers and cable operators seeking to offer value-added voice, data and enhanced services products utilizing VOIP technology.

                              OUR BUSINESS SEGMENTS

      Our business is divided into three primary segments: (1) telecommunications, which consists of consumer and wholesale telecommunication services provided through our proprietary VOIP network and technology; (2) wholesale sales of VOIP hardware and broadband components; and (3) the wholesaling of prepaid calling cards.

Telecommunications Segment

Our Technology and Network

      We began developing our proprietary hardware and software in 2002, establishing strategic relationships with companies such as Intel, Brooktrout, Sonus, iCable and other manufacturers of both hardware and software.

      Our proprietary softswitch features tools that we believe will relieve many of the interoperability and cost issues that have affected the implementation of VOIP softswitch technology by traditional carriers, enabling them to offer cost-competitive, viable VOIP services. Our softswitch architecture is protocol agnostic, allowing seamless integration with the legacy-based networks (referred to in the industry as Time Division Multiplexing, or TDMs) employed by the traditional telephony companies and with other packet technologies. Our network will allow TDM-based networks to access the enhanced capabilities and efficiencies of packet technology networks. The ability to control the underlying technology in our network allows us to provide interoperable services with multiple hardware solutions which may be pre-existing in customer networks.

      Our network currently supports its own media gateways, softswitch controller, unified messaging systems, voicemail, media trans-coding, billing and many other integral parts of a complete solution.

      Our network operations center located in Orlando, Florida, is a fully manned, 24x7x365 operation. From this center we monitor all aspects of the technical environment of our network, from our nationwide optical backbone to network routers, signaling gateways and numerous routing gateways, soft switches and other aspects of our VOIP infrastructure. Fully redundant technologies are deployed in a scalable network environment that we believe will enable us to effectively compete in the demanding Internet Protocol (IP) telephony marketplace. Our network incorporates an advanced Multi-Protocol Label Switching
(MPLS) architecture which provides services to carriers and other service providers. Our network features direct interconnection facilities with multiple RBOCs, CLECs, IXCs, service providers, cable operators, wireless carriers and resellers. We also operate a smaller combination TDM/IP network located in Dallas, Texas.

Customers, Products and Services:

      Our telecommunications products and service offerings target VOIP wholesale customers such as RBOCs, CLECs, IXCs, wireless carriers, ISPs, cable operators and other providers of telephony services in the United States and various countries around the world. We also sell VOIP products, such as EasyTalk and Rocket VOIP, that are targeted at individual consumers.

Call Termination:

      We charge our wholesale customers termination fees to terminate calls on our network. We pay termination fees when it is necessary to route calls from our network to other networks for termination. Our revenues and profit margins on those revenues are a function of the number and duration of calls handled by our network and what we charge and pay to handle this traffic.

      U.S. termination takes place either on our network or that of one of our network partners to which we route traffic. Our international termination product features direct routes and connections established to many international voice carriers worldwide. Carriers use complex least-cost-routing algorithms that direct traffic to the lowest cost carrier. We believe we are in the process of establishing a competitive cost structure through the efficiencies of our network design, the completion and implementation of our own least-cost-routing algorithms, and through current and future partnerships with key off-net and niche providers. Revenues generated from these services in 2005 all of which were derived from one customer, amounted to $4,672,840 or 30% of our consolidated 2005 revenues.

VoiceOne Carrier Direct:

      We are in the early stages of implementing our VoiceOne Carrier Direct program which we believe will enable us to develop a significant facilities-based carrier customer base. We are a certified CLEC in 27 states, and will continue to apply for CLEC certification in other states as required.

      We believe that carriers that want to offer VOIP services have essentially three options: create their own internal VOIP capabilities, acquire a VOIP carrier, or partner with a VOIP carrier. The first of these options requires a carrier to devote a significant amount of resources to (i) develop its VOIP network capabilities and associated retail services; (ii) maintain its network and develop new retail products, and; (iii) continuously upgrade its VOIP capabilities to keep pace with technological changes. The acquisition of an existing VOIP carrier could be relatively expensive and, once the acquisition is complete, the facilities based carrier would still face on-going maintenance/ upgrade issues and costs and additional capital expenditures. With respect to the third option, our VoiceOne Carrier Direct is a partner program for carriers that provides them with our technology to IP-enable their TDM networks. With this program the carriers receive our equipment and expertise, enabling them to rapidly enter the VOIP services market without making significant capital expenditures. Because our technology is protocol agnostic, by implementing the VoiceOne Carrier Direct program we believe our customers can avoid significant modifications to their TDM networks and the operability issues that can plague the interface of legacy systems with IP technology. We interface our customers' TDM systems to our VOIP network. We do not charge the carriers for equipment that includes softswitch technology, a media gateway, a service creation environment, a multi-protocol label switching network and access to our products and services. In return for our equipment and expertise, the facilities based carrier will pay us fees to terminate calls on our network and for other services such as Hosted IP Centrex and local inbound. We anticipate that this strategy will be attractive to carriers since it provides them with a new group of customers and revenue sources without requiring them to modify their legacy systems or expend capital. Once the carriers are part of our Carrier Direct Program, we can obtain revenues from calls the carriers terminate on our network, and can terminate calls on their network. Through December 31, 2005 we had not generated any significant revenues from our Voice One Carrier Direct program.

EasyTalk:

      EasyTalk, our automated number identification (ANI) retail product, marketed through our website, is a long distance service with "ease of use" features for consumers. We believe that EasyTalk is a step beyond calling cards. Our network is programmed to automatically recognize our customers' phone numbers and to provide callers from these numbers immediate access to long-distance services. No calling card or PIN number is required. Consumer features include PIN-less dialing, fast *1 recharge of the service, speed dial, and quick query of current balance. As of December 31, 2005 we had approximately 36,000 Easy Talk customers, and revenues generated for this product offering amounted to approximately $1,477,000 in 2005.

RocketVoIP:

      Our RocketVoIP retail product allows customers to use, through a media terminal adapter we provide, their high speed internet connection to place local, long distance and international calls. As of December 31, 2005 we had approximately 1,800 Rocket VoIP customers, and revenues generated for this product offering amounted to $171,000 in 2005.

Other Products:

      We also sell various PIN and ANI products to consumers via our website.

Prepaid Calling Cards Segment

      We sell prepaid calling cards that we purchase from other carriers to private distributors located in southern California. Unlike our other communications products the communication traffic arising from the use of these cards to place telephone calls is handled by carriers affiliated with vendors we purchase the cards from, and not by our network. We generated $4,932,229 in revenues from the sale of these cards to approximately 40 distributors during the year ended December 31, 2005.

Hardware Sales Segment

      Our hardware sales subsidiary, doing business as DT Net Technologies, operates a fulfillment center in Clearwater, Florida from which we sell a variety of VOIP hardware and broadband components to broadband service providers. DT Net's products are purchased from suppliers in Korea, Taiwan and China. These products include cable modems, DSL modems, AV power line and home plug adapters, and multimedia terminal adapters. Sales for this business segment were $2,376,329 for the year ended December 31, 2005.

                                    STRATEGY

      Our objective is to provide reliable, scalable, and competitively-priced worldwide VOIP communication services with unmatched quality. We plan to achieve this objective by delivering innovative technologies and services and balancing the needs of our customers with the needs of our business. We intend to bring high quality voice products and services, at an affordable price, to other communication providers, businesses and residential consumers to enhance the ways in which these customers communicate with the rest of the world.

      Specific strategies to accomplish this objective include:

      o building our carrier/service provider customer base through aggressive marketing of our VoiceOne Carrier Direct program;

      o     completing the expansion of our network (currently in process);

      o capitalizing on our technological expertise to introduce new products, services and features;

      o customizing our service offerings for the purpose of pursuing strategic partnerships with major customers and suppliers;

      o offering the best possible service and support to our customers with a world class customer support organization;

      o     developing additional distribution channels;

      o     expanding our market share for our retail calling services;

      o increasing our customer base by introducing cost-effective solutions to interconnect with our network; and

      o     controlling operating expenses and capital expenditures.

Competition

      We compete primarily in the market for enhanced IP communications services. This market is highly competitive and has numerous service providers. The market for enhanced Internet and IP communications services is new and rapidly evolving. We believe that the primary competitive factors determining success in the Internet and IP communications market are:

      o     quality of service;

      o the ability to meet and anticipate customer needs through multiple service offerings and feature sets;

      o     responsive customer care services, and;

      o     price.

      Future competition could come from a variety of companies both in the Internet and telecommunications industries. These industries include major companies who have greater resources and larger customer bases than we have, and have been in operation for many years. We also compete in the growing market of discount telecommunications services including "pure play" VoIP service providers, prepaid calling cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, including instant messaging, PC-to-PC and PC-to-Phone services, and broadband phone services.

      Some competitors may be able to bundle services and products that are not offered by us together with enhanced Internet and IP communications services, which could place us at a significant competitive disadvantage. Many of our competitors enjoy economies of scale that can result in lower cost structure for transmission and related costs, which could cause significant pricing pressures within the industry. At the same time, we see these potential competitors as potential customers, and have organized our various reseller and service provider products and services to meet the emergent needs of these companies.

      Our primary competitors include:

      o carriers operating in the U.S. and abroad, which include the RBOCs, AT&T, British Telecom, France Telecom, Deutsche Telecom, IDT, Sprint, Verizon, Level 3, Infonet, Qwest, Broadwing, Ibasis, Primus, and Teleglobe/VSNL;

      o subscriber based service provider competitors, which include Vonage, Packet8, DeltaThree, SunRocket, Time Warner, Comcast and Net2phone.

                                INDUSTRY OVERVIEW

      The advance of broadband delivery of the Internet into residential and small offices has opened up a large market for high-speed services to be delivered in a manner that is independent of the actual wires connected to each property. Nearly three out of four households with basic phone service have Internet access, and almost half have of these households have broadband access
(DSL). (Source: Nielsen/NetRatings) The penetration of broadband is rising at around 2.5% per month. These growth figures are even higher in other nations, which have only recently been implementing systems after understanding and modeling their platforms on what has become the standard in the United States. An additional factor in the cost savings of VOIP is the relatively inexpensive nature of IP transit data at the core of the Internet. In the late 90's, a large amount of capital was invested in fiber connectivity between major metropolitan areas. Due to market forces, this fiber became available at incredibly inexpensive rates and a "bandwidth glut" or "fiber glut" occurred at the core of the Internet, driving costs down.

      VOIP is a technology that enables voice communications over the Internet through the compression of voice into data packets that can be transmitted over data networks and then converted back into voice at the other side. Data networks, such as the Internet or local area networks (LANs), have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer). The most common protocol used for communicating on these packet switched networks is internet protocol, (IP). VOIP allows for the transmission of voice along with other data over these same packet switched networks, and provides an alternative to traditional telephone networks, which uses a fixed electrical connection to carry voice signals through a series of switches to the final destination. VOIP has experienced significant growth in recent months. The telephone networks maintained by many local and long distance telephone companies were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these traditional telephone networks are very reliable for voice communications, they are not well suited to service the explosive growth of digital communication applications for the following reasons:

      o Until recently, telephone companies have avoided the use of packet switched networks for transmitting voice calls due to the potential for poor sound quality attributable to latency issues (delays) and lost packets which can prevent real-time transmission. Recent improvements in packet switch technology, compression and broadband access technologies, as well as improved hardware and provisioning techniques, have significantly improved the quality and usability of packet-switched voice calls.

      o Packet-switched networks have been built mainly for carrying non real-time data, and the advantages of such networks are their efficiency, flexibility, reliability and scalability. Bandwidth is only consumed when needed, networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth and many terminals can share the same connection to the network. As a result, significantly more traffic can be transmitted over a packet switched network, such as a home network or the Internet, than a circuit-switched telephony network. Packet switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, fax and data traffic over the same network. The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower telephony rates. The exponential growth of the Internet in recent years has proven the scalability and reliability of these underlying packet switched IP based networks. As broadband connectivity has become more available and less expensive, it is now possible for service providers like us to offer voice services that run over these IP networks to consumers and businesses worldwide.

      The growth of the Internet in recent years has proven the scalability of these underlying packet switched networks. As broadband connectivity, including cable modem and digital subscriber line, or DSL, has become more readily available and less expensive, it is now possible for service providers like us to offer voice and other services that run over these IP networks to businesses and residential consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to our subscribers. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

      As the wireless industry has shown, disruptive new technology with better product and service features has the effect of luring customers to regularly change carriers. To minimize this risk of churn, carriers must continually expand their service offering in order to retain their existing customers. With the growing acceptance of packet and VoIP telephony, the incumbent carriers are again faced with a disruptive technology with a lower cost of service.

                              HUMAN RESOURCES

      We currently employ 72 people in the following capacities: 4 executive officers, 41 general and administrative employees, and 27 technology personnel. We consider our relations with our employees to be good. We have never had a work stoppage, and none of our employees is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key technical personnel. None of our key personnel is bound by employment agreements that prohibit them from ending their employment at any time. Competition for qualified personnel in our industry and geographical location is intense. We cannot assure that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

                       MANUFACTURING AND SOURCES OF SUPPLY

      Many of our hardware products are manufactured by iCable System Co. Ltd. a South Korean Company. iCableSystem provides offshore inventory and delivery services worldwide and large scale orders are shipped directly from Korea to providers at any destination. iCableSystem has in-house PC board pressing, case design and manufacturing, and board processing facilities, making them less susceptible to supply chain dropouts than other manufacturers.

      The primary chipset used in the CPE units is the Broadcom chipset, for which there is an available supply path and rapid delivery periods. It is not anticipated that there will be any significant shortfalls in the ability to produce equipment or deliver equipment, given past experience and current operating procedures, even under heavy volume sales.

                                   INVENTORIES

      Our hardware inventories are kept in a warehouse facility in Clearwater, Florida. Our hardware inventory and supply methods provide adequate capacity for most order volumes, but special orders or multi-thousand unit deliveries are typically drop-shipped from Korea. All softswitch and "back office" solution materials are also kept on-site for customer deployment, except in cases where local purchase of equipment is less difficult or less costly than in-country sourcing.

      We also maintain an inventory of prepaid calling cards in our office in Artesia, CA.

                              INTELLECTUAL PROPERTY

      We have developed several important intellectual property features. VoiceOne has developed and the network provides an E911 solution to comply with the FCC's recent order imposing E911 requirements on VoIP Service Providers. VoiceOne's 911 service is known as Enhanced E911. A key feature of the E911 service is that it can route emergency calls for the customer whose location is constant as well as the customer who often moves the location of his VoIP device. Customers can update their location information in real time, so that their E-911 call will be delivered to the appropriate Public Safety Answering Point (PSAP) in the new location. To further support the FCC 911 mandate, VoIP, Inc. has applied for a patent for its 911 compliant VoIP Multimedia Terminal Adaptor.

      VoIP Inc. has developed Pathfinder as a "cascading provisioning server" feature for deployment of zero-touch hardware deployment and is a new development that is exclusive to VoIP, Inc.'s platform. The system allows each device to auto-provision without any customer interaction even in situations where there are multiple levels of VAR or resellers to distribute the product to their customers (to any number of resale levels.) This allows for installations without any customer service or technical support time spent in configuration issues.

                                   REGULATION

      The Company currently is a value added service provider. The hardware, integration and softswitch portions of our business are expected to remain unthreatened by regulation in major nations in which the Company expects to do business. The eGlobalphone service offering may potentially experience regulatory pressures as the United States makes changes in its telecommunications slaw to encompass VoIP services. The imposition of government regulation on our business could adversely affect our operations by requiring additional expense to meet compliance requirements.

            1) Regulation is expected to be applied to the following areas of our service: E911, Communications Assistance for Law Enforcement Act (CALEA) and USF taxation.

                  (a) Our existing E911 service addresses this concern already and we are working with industry groups to also address E911 delivery via the network when that technology becomes mature and affordable. The combined delivery methods should adequately protect the Company against negative regulatory or economic pressure in the future.

                  (b) CALEA data delivery is almost complete in the system for the basics of call status and PIN tapping. The additional steps of call monitoring and call splitting are yet to be even defined, though it is not anticipated that their deployment would require anything other than minor expense for adequate compliance with these laws, given current technology.

                  (c) USF (Universal Service Fee) taxation has been explicitly not required for data services. The classification of VoIP as a value added data service has clearly indicated that it is outside of the USF charter.

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

            5) Federal Regulations

Federal Regulation:

      The Federal Communications Commission (FCC) regulates interstate and international telecommunications services. The FCC imposes extensive regulations on common carriers such as incumbent local exchange carriers ("ILECs") that have some degree of market power. The FCC imposes less regulation on common carriers without market power, such as Volo. The FCC permits these non-dominant carriers to provide domestic interstate services (including long-distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities and to provide or resell telecommunications services between the United States and international points. Under the Telecommunications Act of 1996 (the "1996 Act"), any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the 1996 Act is subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still uncertainty as to what impact it will have on Volo. The 1996 Act is intended to increase competition. The 1996 Act opens the local services market by requiring ILECs to permit interconnection to their networks and establishing ILEC obligations with respect to:

      o Reciprocal Compensation. Requires all ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.

      o Resale. Requires all ILECs and CLECs to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, ILECs are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the ILEC in the wholesale offering.

      o Interconnection. Requires all ILECs and CLECs to permit their competitors to interconnect with their facilities. Requires all ILECs to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms and at prices based on cost (which may include a reasonable profit). At the option of the carrier seeking interconnection, collocation of the requesting carrier's equipment in an ILECs premises must be offered, except where the ILEC can demonstrate space limitations or other technical impediments to collocation.

      o Unbundled Access. Requires all ILECs to provide nondiscriminatory access to specified unbundled network elements (including certain network facilities, equipment, features, functions and capabilities) at any technically feasible point within their networks, on nondiscriminatory terms and at prices based on cost (which may include a reasonable profit).

      o Number Portability. Requires all ILECs and CLECs to permit, to the extent technically feasible, users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

      o Dialing Parity. Requires all ILECs and CLECs to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

      o Access to Rights-of-Way. Requires all ILECs and CLECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

      The FCC has to date treated ISPs as "enhanced service providers," exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. Nevertheless, regulations governing disclosure of confidential communications, copyright, excise tax and other requirements may apply to the provision of Internet access services.

      The FCC, on March 10, 2004, adopted a Notice of Proposed Rulemaking, which will address a variety of issues concerning the regulatory treatment of VoIP telephony. At the same time, the FCC ruled on a petition which dealt with a VoIP service that never used the PSTN, was offered free to members of the service, and did not involve the transport of the calls. The FCC determined the service was not a telecommunications service under the Act. We cannot predict the outcome of these proceedings or other FCC or state proceedings that may affect our operations or impose additional requirements, regulations or charges upon our provision of Internet access and related Internet Protocol-based telephony services.

      The FCC and many state public utilities commissions have implemented rules to prevent unauthorized changes in a customer's pre-subscribed local and long distance carrier services (a practice commonly known as "slamming.") Pursuant to the FCC's slamming rules, a carrier found to have slammed a customer is subject to substantial fines. In addition, the FCC's slamming rules allow state public utilities commissions to elect to administer and enforce the FCC's slamming rules. These slamming liability rules substantially increase a carrier's possible liability for unauthorized carrier changes, and may substantially increase a carrier's administrative costs in connection with alleged unauthorized carrier changes. The Communications Assistance for Law Enforcement Act (CALEA) provides rules to ensure that law enforcement agencies would be able to properly conduct authorized electronic surveillance of digital and wireless telecommunication services.

      CALEA requires telecommunications carriers to modify their equipment, facilities, and services used to provide telecommunications services to ensure that they are able to comply with authorized surveillance requirements. Our switches are CALEA compliant. The FCC is currently looking at whether VoIP and other Internet enabled communications services should continue to be unregulated Internet services. We cannot predict the outcome of such proceedings or that any increased level of regulation resulting there from will not have a material adverse affect on our business or operations.

State Regulation:

      The 1996 Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures. Because the implementation of the 1996 Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local service will become effective.

Local Regulation:

      Our network is subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city, county- by-county and state-by-state basis.

                                  RISK FACTORS

      You should carefully consider each of the following risk factors and all of the other information in this Form 10-KSB. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially and adversely affected. The risk factors below contain forward-looking statements regarding our company. Actual results could differ materially from those set forth in the forward-looking statements.

                          RISKS RELATED TO OUR COMPANY

We have a history of losses and negative cash flows from operations and we anticipate such losses and negative cash flows will continue.

      We have incurred significant losses since inception, and we anticipate continuing to incur significant losses for the foreseeable future. Our net losses for the years ended December 31, 2005 and 2004 were $28,313,333 and $5,862,120, respectively. Our net cash amount used for operating activities for the years ended December 31, 2005 and 2004 was $18,831,402 and $2,926,871,
respectively. As of December 31, 2005, our accumulated deficit was $34,800,100. Our revenues may not grow or even continue at their current level. We will need to significantly increase our revenues and gross margins to become profitable. In order to increase our revenues, we need to attract and maintain customers to increase the fees we collect for our services. If our revenues do not increase as much as we expect, we may never be profitable. Even if our revenues increase, if we are unable to generate sufficiently profitable margins on these revenues, we may never be profitable. If we become profitable, we may not be able to sustain or increase profitability.

We have a limited operating history upon which you can evaluate us.

      We have only a limited operating history upon which you can evaluate our business and prospects. We commenced operations of our current business in 2004 and the majority of our operations are comprised of businesses we acquired in 2005. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for internet protocol (IP) communications services. These risks include our ability:

      o     to successfully integrate our recent acquisitions;

      o to increase acceptance of our VOIP communications services, thereby increasing the number of users of our IP telephony services;

      o     to compete effectively, and;

      o     to develop new products and keep pace with developing technology.

      In addition, because we expect an increasing percentage of our revenues to be derived from our IP communications services, our past operating results may not be indicative of our future results.

We may not be able to expand our revenue base and achieve profitability.

      Our business strategy is to expand our revenue sources by providing IP communications services to several different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Approximately 30% of our consolidated revenues for the year ended December 31, 2005 were derived from one customer, and our gross margins for these revenues were negative. Currently, our revenues are generated by providing termination services for other carriers and end users, from the sales of retail VOIP services to consumers, the wholesaling of prepaid calling cards, and from hardware product sales. These services have not been profitable to date and may not be profitable in the future.

      In the future, we intend to generate increased revenues from IP communications services from multiple sources, many of which are unproven. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

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

      End-users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as us. We will need to devote substantial resources to educate customers and end-users about the benefits of IP communications solutions in general and our services in particular. If enterprises and their customers do not accept our enhanced IP communications services as a means of sending and receiving communications, we will not be able to increase our number of paid users or successfully generate revenues in the future.

We may incur goodwill and intangible asset impairment charges.

      Our balance sheet at December 31, 2005 includes $24,343,442 in goodwill and $15,097,930 in other intangible assets recorded in connection with our acquisitions.

      In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we test our goodwill and our other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. During the year ended December 31, 2005 we recorded an impairment charge to our operating results of $4,173,452 relating to goodwill previously recorded for an acquisition. We may be required to record additional impairment charges in the future, which could materially adversely affect our financial position and results of operations.

We are not in compliance with the terms of our loan agreement.

      We are not in compliance with certain covenants of the agreement for our loan from a lending institution (which amounted to $4,685,236 at December 31, 2005). Our lender has not declared a default under the loan agreement. We presently are current with the principal and interest payments on this loan but we will need to raise additional debt or equity capital to repay or restructure this loan. If we experience delays in raising capital or are unable to raise a sufficient amount of capital, we could be required to seek modifications to the terms of the loan agreement or another source of financing to continue operations.

Potential fluctuations in our quarterly financial results may make it difficult for investors to predict our future performance.

      Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control.

      Such factors also may create other risks affecting our long-term success, as discussed in the other risk factors. We believe that quarter-to-quarter comparisons of our historical operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of our future operating results.

We expect to need additional capital to continue our operations.

      Our operations currently require significant amounts of cash. We will need to continue to enhance and expand our network in order to be competitive and meet the increasing demands for service quality, capacity and competitive pricing. Also, our pursuit of new customers and the introduction of new products and/or services will require significant marketing and promotional expenses that we often incur before we begin to receive the related revenue. Our operations have consumed, rather than generated, cash. Our working capital and capital expenditure requirements have been met by sales of debt and equity securities. We anticipate we will need to raise additional capital to continue our operations. We may not be able to raise additional capital. If we are able to raise such additional capital through the issuance of additional equity or debt, our current investors could experience dilution.

Our network may not be able to accommodate our capacity needs.

      We expect the volume of traffic we carry over our network to increase significantly as we expand our operations and service offerings. Our network may not be able to accommodate this additional volume. In order to ensure that we are able to handle additional traffic, we may have to enter into long-term agreements for leased capacity. To the extent that we overestimate our capacity needs, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenues. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity from more expensive sources. If we are unable to maintain sufficient capacity to meet the needs of our users, our reputation could be damaged and we could lose customers and revenues.

      Additionally, our success depends on our ability to handle a large number of simultaneous calls. We expect that the volume of simultaneous calls will increase significantly as we expand our operations. If this occurs, additional stress will be placed upon the network hardware and software that manages our traffic. We cannot assure stockholders of our ability to efficiently manage a large number of simultaneous calls. If we are not able to maintain an appropriate level of operating performance, or if our service is disrupted, then we may develop a negative reputation and our business, results of operations and financial condition could be materially adversely affected.

We may be unsuccessful selecting the most economical call routing.

      Our telecommunications services segment relies on vendors to terminate calls. Vendor charges for these services vary by call route, and costs between vendors for the same routes vary. Because of the heavy volume of calls handled by our network, automation of the call routing to the "least-cost" vendor for each route is typically required to generate a positive gross margin. The Company is currently developing such automation, but may not be successful on its implementation or further maintenance, which would adversely affect the Company's financial performance.

We face a risk of failure of computer and communications systems used in our business.

      Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems (also referred to as network access points) in facilities in Orlando, Atlanta, New York, Dallas, Los Angeles and we are currently constructing a network access point in Chicago. Our systems and those that connect to our network are subject to disruption from natural disasters or other sources such as power loss, communications failure, hardware or software malfunction, network failures and other events both within and beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

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

      The sale of our products and services over the Internet exposes us to credit card fraud risks. Some of our products and services can be ordered or established (in the case of new accounts) over the Internet using a major credit card for payment. As is prevalent in retail telecommunications and Internet services industries, we are exposed to the risk that some of these credit card accounts are stolen or otherwise fraudulently obtained. In general, we are not able to recover fraudulent credit card charges from such accounts. In addition to the loss of revenue from such fraudulent credit card use, we also remain liable to third parties whose products or services are engaged by us (such as termination fees due telecommunications providers) in connection with the services which we provide. In addition, depending upon the level of credit card fraud we experience, we may become ineligible to accept the credit cards of certain issuers. We are currently authorized to accept American Express, Visa, MasterCard, and Discover. The loss of eligibility for acceptance of credit cards could significantly and adversely affect our business. We will attempt to manage fraud risks through our internal controls and our monitoring and blocking systems. If those efforts are not successful, fraud could cause our revenue to decline significantly and our business, financial condition and results of operations to be materially and adversely affected.

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

International operations may expose us to additional and unpredictable risks.

      We may enter international markets such as Eastern Europe, the Middle East, Latin America, Africa and Asia and may expand our existing operations outside the United States. International operations are subject to inherent risks, including:

      o     potentially weaker protection of intellectual property rights;

      o     political and economic instability;

      o     unexpected changes in regulations and tariffs;

      o     fluctuations in exchange rates;

      o     varying tax consequences, and;

      o uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

Our entry into new lines of business, as well as potential future acquisitions, joint ventures or strategic transactions entail numerous risks and uncertainties that could have an adverse effect on our business.

      We may enter into new or different lines of business, as determined by management and our Board of Directors. Our acquisitions, as well as any future acquisitions or joint ventures could result, and in some instances have resulted, in numerous risks and uncertainties including:

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

      o the risks of entering geographic and business markets in which we have limited (or no) prior experience;

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

      Additionally, iCable currently purchases the primary chipset used in our customer premise equipment, or CPE, from Broadcom. Currently, there is an available supply path and rapid delivery for these chipsets. It is not anticipated that there will be any significant shortfalls in the ability to produce equipment or deliver equipment, given past experience and current operating procedures, even under heavy volume sales. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously impact our ability to meet these dates and could result in legal action by our customers, loss of customers or harm to our ability to attract new customers.

Increased costs associated with corporate governance compliance may significantly affect our results of operations.

      The Sarbanes-Oxley Act of 2002 will require changes in some of our corporate governance and securities disclosure and compliance practices, and will require a thorough documentation and evaluation of our internal control procedures. We expect this to increase our legal compliance and financial reporting costs. This could also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or we may incur higher costs to obtain such coverage. In addition, it may be more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur in this regard.

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

      Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities Exchange Commission associated with this Act, which we refer to as Section 404, require a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on, and its independent auditors attest to, these controls. We will be required to comply with Section 404 not later than our fiscal year ending December 2007 and may become subject to Section 404 one year sooner. We are currently evaluating our strategy to begin performing the system and process documentation, evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we may identify areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such actions could adversely affect our results of operations, cash flows and financial condition.

                          RISKS RELATED TO OUR INDUSTRY

Our future success depends on the growth in the use of Internet Protocol as a means of communications.

      If the market for IP communications, in general, and our services in particular, does not grow or does not grow at the rate we anticipate, we will not be able to increase our number of customers or generate the revenues we anticipate. To be successful, IP communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

      o     inconsistent quality or speed of service;

      o     traffic congestion;

      o     potentially inadequate development of the necessary infrastructure;

      o     lack of acceptable security technologies;

      o lack of timely development and commercialization of performance improvements, and;

      o     unavailability of cost-effective, high-speed access.

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

      Competition in the market for IP communications services is becoming increasingly intense and such competition is expected to increase significantly in the future. The market for Internet and IP communications is new and rapidly evolving. We expect that competition from companies both in the Internet and telecommunications industries will increase in the future. Our competitors include both start-up IP telephony service providers and established traditional communications providers. Many of our existing competitors and potential competitors have broader portfolios of services, greater financial, management and operational resources, greater brand-name recognition, larger subscriber bases and more experience than we have. In addition, many of our IP telephony competitors use the public Internet instead of a private network to transmit traffic. Operating and capital costs of these providers may be less than ours, potentially giving them a competitive advantage over us in terms of pricing. We also compete against the growing market of discount telecommunications services including prepaid calling cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing on instant messaging, PC-to-PC and PC-to-phone, and/or broadband phone services.

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

      Historically, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using IP telephony. Based on specific regulatory classifications and recent regulatory decisions, we believe we qualify for certain exemptions from telecommunications common carrier regulation in many of our markets. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services. In addition, our services may be subject to regulation if regulators distinguish phone-to-phone telephony service using IP technologies over privately-managed networks such as our services from integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services. Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws which affect the growth of the Internet could hinder our ability to provide our services over the Internet.

      Recent regulatory enactments by the FCC will require us to provide enhanced Emergency 911 dialing capabilities to our subscribers as part of our standard VOIP services and to comply with certain notification requirements with respect to such capabilities, these requirements will result in increased costs and risks associated with the delivery of our VOIP services.

      On June 3, 2005, the FCC released the "IP-Enabled Services and E911 Requirements for IP-Enabled Service Providers, First Report and Order and Notice of Proposed Rulemaking" (the "E911 Order"). The E911 Order requires, among other things, that VOIP service providers that interconnect to the public switched telephone network ("Interconnected VOIP Providers") supply enhanced emergency 911 dialing capabilities ("E911") to their subscribers no later than 120 days from the effective date of the E911 Order. The effective date of the E911 Order is July 29, 2005. As part of such E911 capabilities, Interconnected VOIP Providers are required to reproduce the 911 emergency calling capabilities offered by traditional landline phone companies. Specifically, all Interconnected VOIP Providers must deliver 911 calls to the appropriate local public safety answering point ("PSAP"), along with call back number and location, where the PSAP is able to receive that information. Such E911 capabilities must be included in the basic service offering of the Interconnected VOIP Providers; it cannot be an option or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further Notice of Proposed Rulemaking to be released.

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

      Our VOIP services that are subject to the E911 Order do not presently account for a material portion of our current VOIP revenues.

      With the recent acquisition on WQN, Inc.'s VOIP assets we confirmed that WQN filed and complied with the E911 order. We filed the required acknowledgment letter relating to WQN RocketVOIP subscribers on October 25, 2005.

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

      o economic conditions for the telecommunications, networking and related industries; and

      o     economic instability.

      In addition, the volume of shares to be sold in this offering represents a major increase in the number of our tradable shares outstanding and could result in a decline in our stock price.

We expect to need additional capital in the future, which may not be available to us, and if it is available, may dilute the ownership of our common stock.

      We continue to seek to raise additional funds through public or private debt or equity financings in order to:

      o     fund ongoing operations and capital requirements;

      o take advantage of opportunities, including more rapid expansion or acquisition of complementary products, technologies or businesses;

      o     develop new products; or

      o     respond to competitive pressures.

      Any additional capital raised through the sale of convertible debt or equity may further dilute an investor's percentage ownership of our common stock. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to continue our operations.

We do not expect to pay dividends.

      We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain profits, if any, to fund growth and expansion.

We do not have sufficient authorized shares.

      As of March 22, 2006, our authorized shares of stock consisted of 100,000,000 shares of common stock, of which we had 68,838,766 shares issued and outstanding, and we had approximately 45,000,000 additional shares contingently issuable upon the exercise or conversion of outstanding stock options, warrants and convertible securities. A proxy statement has been filed in connection with annual meeting of shareholders at which a proposal will be submitted to increase the authorized shares of capital stock to 250,000,000 shares of common stock and 25,000,000 shares of "blank check" preferred stock. If such proposal is not approved, we may not be able to satisfy the contractual obligations we have undertaken to issue future shares of common stock.

ITEM 2. DESCRIPTION OF PROPERTY

      Our headquarters are in Fort Lauderdale, Florida. We have offices and facilities in a number of other locations. Following is a list of our offices and facilities, all of which are leased, as of December 31, 2005.

Location                              Purpose                            Approx. Sq. Ft.    Annual Rent
------------------------------------  -------------------------------   ------------------  ---------------
12330 SW 53rd Street, Suite 712       Principal executive offices                   3,200         $ 39,648
Ft. Lauderdale, FL 33330

151 S. Wymore Rd, Suite 3000          Network facilities and offices               11,500          196,872
Altamonte Springs, FL 32714

13101 56th Court N., Suite 813        Fullfillment center                           4,500           36,722
Clearwater, FL 33760

14911 Quorum Dr., Suite 140           Offices                                       6,250           54,000
Dallas, Texas 75254

17806 Pioneer Blvd, Suite 106         Offices                                       1,000           41,000
Artesia, California 90701

ITEM 3. LEGAL PROCEEDINGS

MCI

      On April 8, 2005, Volo Communications, Inc. ("Volo") (a wholly-owned subsidiary of Caerus) filed suit against MCI WorldCom Network Services, Inc. d/b/a UUNET ("MCI WorldCom"). Volo alleges that MCI WorldCom engaged in a pattern and practice of over-billing Volo for the telecommunications services it provided pursuant to the parties' Services Agreement, and that MCI WorldCom refused to negotiate such overcharges in good faith. Volo also seeks damages arising out of MCI WorldCom's fraudulent practice of submitting false bills by, among other things, re-routing long distance calls over local trunks to avoid access charges, and then billing Volo for access charges that were never incurred.

      On April 4, 2005, MCI WorldCom declared Volo in default of its obligations under the Services Agreement, claiming that Volo owes a past due amount of $8,365,980, and threatening to terminate all services to Volo within 5 days. By this action Volo alleges claims for (1) breach of contract; (2) fraud in the inducement; (3) primary estoppel; and (4) deceptive and unfair trade practices. Volo also seeks a declaratory judgment that (1) MCI WorldCom is in breach of the Services Agreement; (2) $8,365,980 billed by MCI WorldCom is not "due and payable" under that agreement; and (3) MCI WorldCom's default letter to Volo is in violation of the Services Agreement. Volo seeks direct, indirect and punitive damages in an amount to be determined at trial.

      On May 26, 2005, MCI WorldCom filed an Answer, Affirmative Defenses, Counterclaim and Third-Party Complaint naming Caerus as a third-party defendant. MCI WorldCom asserts a breach of contract claim against Volo, a breach of guarantee claim against Caerus, and a claim for unjust enrichment against both parties, seeking an amount to be determined at trial. On July 11, 2005, Volo and Caerus answered the counterclaim and third-party complaint, and filed a third-party counterclaim against MCI WorldCom for declaratory judgment, fraud in the inducement, and breach of implied duty of good faith and fair dealing. Volo and Caerus seek direct, indirect and punitive damages in an amount to be determined at trial.

      On August 1, 2005, MCI WorldCom moved to strike most of Volo's and Caerus' affirmative defenses and demand for attorney's fees, and to dismiss Caerus' counterclaims. On October 6, 2005, the Court denied the motions in part, granted them in part with leave to amend, and deferred ruling on the motions in part. On October 13, 2005, Volo and Caerus filed amended affirmative defenses, and Caerus filed amended counterclaims.

      Discovery is in progress. MCI WorldCom has served requests for documents and for admissions and interrogatories on Volo and Caerus, to which Volo and Caerus have responded. Document production is ongoing. Volo has served document requests and interrogatories on MCI WorldCom. Volo has also initiated third party discovery. The Court on March 9, 2006 granted in part and denied in part motions to compel disclosures brought by Volo and MCI WorldCom. A pretrial conference is set for May 2, 2006. The Court has not issued a scheduling order or set a trial date. The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation.

Netrake

      The Company and its subsidiaries Caerus and Volo are involved in pending disputes with Netrake Communications ("Netrake") arising from an equipment purchase contract under which Volo agreed to purchase approximately $2,000,000 worth in Netrake telephonic equipment and software. The Company has paid approximately $200,000 on the contract but has withheld further payments due to dissatisfaction with the performance of the equipment. In arbitration pending in Dallas, Texas, Netrake has brought claim against the Company and its subsidiaries for (1) breach of contract in the amount of $1.8 million plus interest, (2) business disparagement, (3) misappropriation of trade secrets, (4) tortuous interference with prospective business relations and (5) conversion. Netrake also seeks to recover its attorneys' fees. Within this same arbitration Volo and Caerus seek damages against Netrake for breach of contract and breach of warranty claiming that the Netrake product did not perform in accordance with agreed upon specifications and warranties.

      Volo and Caerus have initiated litigation in Broward County, Florida claiming damages and recession against Netrake for alleged fraudulent misrepresentations, negligent misrepresentations, violation of Florida's Deceptive and Unfair Trade Practices Act and seeking declaratory relief. Netrake claims all of these claims fall within the arbitration clause of the equipment purchase contract, and has removed the action to arbitrate in Dallas.

      The Company is presently unable to determine what impact, if any, this arbitration and litigation will have on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dividends

      We have no current plans to pay any future cash dividends on the common stock. Instead, we intend to retain all earnings, other than those required to be paid to the holders of any preferred stock we may issue in the future, to support our operations and future growth. The payment of any future dividends on the common stock will be determined by the Board of Directors based upon our earnings, financial condition and cash requirements, possible restrictions in future financing agreements, if any, business conditions and such other factors deemed relevant.

Market Information

      The common stock is traded on the Over-the-Counter Bulletin Board under the symbol VOII. The quotations below reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The following table shows the bid price range of our common stock for the time periods indicated:

        From             To             High             Low
    ------------    ------------    ------------    ------------
       01/01/02        12/31/03          *               *
       01/01/04        03/31/04          $ 0.85          $ 0.80
       04/01/04        06/30/04            6.75            1.35
       07/01/04        09/30/04            3.20            1.10
       10/01/04        12/31/04            4.75            1.05
       10/01/05        03/31/05            4.08            1.61
       04/01/05        06/30/05            1.65            1.03
       07/01/05        09/30/05            2.30            0.95
       10/01/05        12/31/05            2.07            1.27

*Trading in the shares of our predecessor was sporadic and did not produce reported quotations.

Holders

      As of March 06, 2006 there were approximately 490 shareholders of record and an unknown number of beneficial holders holding through brokers.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other financial information appearing elsewhere in this Form 10-KSB. Certain statements contained in this Form 10-KSB and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy," and "may," and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our marketing activities, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate its business and meet its liquidity requirements; our ability to obtain financing, if required, on terms acceptable to it, if at all; the success of our research and development activities; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Form 10-KSB. Except as required by applicable law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Restatement of Financial Statements

      We have restated our 2004 annual consolidated financial statements to correct certain misstatements of revenues that occurred in the third and fourth quarters of 2004. See Note B to our Consolidated Financial Statements for an explanation of these restatements. The following table shows the net impact of the restatements on our revenues, loss from operations, net loss, and net loss per share.

Balance Sheet Data:                              As of December 31, 2004
                                         ----------------------------------
                                         As Previously
                                           Reported            As Restated
                                         -----------           ------------
Accounts receivable                      $   818,071           $   166,239
Inventory                                    187,451               324,185
Accumulated deficit                       (6,024,149)           (6,486,768)


Statement of Operations Data:               Year Ended December 31, 2004
                                         ----------------------------------
                                         As Previously
                                           Reported            As Restated
                                         -----------           ------------
Revenue                                  $ 2,619,393            $ 1,828,193
Loss from operations                      (5,544,813)           (6,007,431)
Net loss                                  (5,399,502)           (5,862,120)
Net loss per common share                      (0.37)                (0.40)


      For discussion of the impact of these restatements on current management's evaluation of disclosure controls and procedures, the separate Board of Directors investigation of these misstatements and the steps we are taking to address concerns associated with these misstatements see Item 8A. "Controls and Procedures."

Financial Summary

Balance Sheet Data:                      December 31, 2005    December 31, 2004
                                         -----------------    -----------------

Goodwill and other intangible assets        $ 39,441,372       $  6,923,854
Total assets                                  56,390,015          9,656,683
Notes and loans payable, current              11,085,034            200,000
Total liabilities                             27,164,095          2,011,863
Shareholders' equity                          29,225,920          7,644,820


                                            For the Years Ended December 31
                                            -------------------------------
Statement of Operations Data:                   2005              2004
                                            ------------      ------------

Revenues                                    $ 15,507,145       $  1,828,193
Loss from operations                         (26,881,028)       (6,007,431)
Net loss                                     (28,313,333)       (5,862,120)
Net loss per share                                 (0.67)            (0.40)

Comparison of Years Ended December 31, 2005 And 2004

      The comparability of our 2005 results to those for 2004 is greatly impacted by the acquisition in May 2005 of Caerus, Inc. and by the purchase in October 2005 of substantially all of the VOIP-related assets and business of WQN, Inc. The following table presents our Proforma results of operations for the year ended December 31, 2005 on a stand-alone basis for each acquisition and in total, assuming each of these business combinations had occurred at the beginning of 2005:

                                                                     Proforma
                                                                     Combined
                                                                   ------------

Revenues                                                           $ 46,375,239
Net loss                                                           $(38,689,335)
Net loss per share                                                 $      (0.79)

Consolidated Results

      Our consolidated revenues for the years ended December 31, 2005 and 2004 were $15,507,145 and $1,828,193, respectively. Our consolidated net loss was $28,313,333 ($0.67 per share) for the year ended December 31, 2005 as compared to a net loss of $5,862,120 ($0.40 per share) for the year ended December 31, 2004. The increases in our revenues and net loss from 2004 to 2005 reflects the inclusion of the results of Caerus and the VOIP business of WQN, Inc. from the dates of their acquisitions. Revenues for the year ended December 31, 2005 include approximately $4.7 million and $7.6 million in revenues generated by the acquired Caerus and WQN businesses, respectively. Substantially all of the Caerus revenues for 2005 (which represents 30% of our consolidated revenues for 2005) were generated by one customer. Our 2005 results include operating losses of $7.9 million generated by Caerus' operations and $650,000 attributable to the business formerly owned by WQN, Inc.

      We incurred significantly greater corporate operating expenses in 2005 ($26.1 million) than in 2004 ($6.5 million). Our corporate overhead expense (excluding goodwill impairment charge of $4,173,452 discussed below) grew by more than $10.6 million, reflecting the increased size and complexity of our operations. Included in 2005 operating expenses are $7.7 million in compensation and benefits, $4.9 million in commissions and fees paid to third parties primarily in connection with our capital raising efforts, professional and legal fees of $1.9 million, and $3.1 million of depreciation and amortization.

      Under Statement of Financial Accounting Standards No. 142 we are required to periodically evaluate the carrying value of our goodwill and intangible assets. During 2005, we recognized impairment expense of $4,173,452 related to goodwill recorded for our hardware sales business segment. If in the future such carrying values exceed fair market value, we will be required to record an additional impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and financial condition.

      Total assets at December 31, 2005 were $56.4 million, up $46.7 million from December 31, 2004. This increase in assets (which includes additions to property of $9.7 million) and the corresponding increase in accounts payable and other current liabilities are almost entirely related to the acquisitions of Caerus and WQN businesses in 2005. We recorded significant amounts of goodwill and intangible assets in connection with the acquisitions, resulting in goodwill and other intangibles increasing by $32.5 million in 2005. Goodwill and other intangible assets comprised 70% of our consolidated total assets at December 31, 2005, attributable to the current year's acquisitions.

Results by Segment

      Our results by segment for 2005 and 2004 were as follows:

2005:
-----------------------
                           Telecommunications     Hardware Sales     Calling Cards     Corporate       Consolidated
                           ------------------     --------------     -------------    ------------     ------------
 Revenues                  $        8,198,587     $    2,376,329     $   4,932,229    $         --     $ 15,507,145
Gross profit (loss)                (1,506,037)           578,495           103,024              --         (824,518)
Operating expenses                  7,181,127          5,459,193            96,676      13,319,514       26,056,510
Operating income (loss)            (8,687,164)        (4,880,698)            6,348     (13,319,514)     (26,881,028)
Other income (expense)               (560,351)           206,184                --      (1,078,138)      (1,432,305)
                           ------------------     --------------     -------------    ------------     ------------
 Net income (loss)         $       (9,247,515)    $   (4,674,514)    $       6,348    $(14,397,652)    $(28,313,333)
                           ==================     ==============     =============    ============     ============


2004:
-----------------------
                           Telecommunications     Hardware Sales     Calling Cards     Corporate       Consolidated
                           ------------------     --------------     -------------    ------------     ------------
 Revenues                  $          649,230     $    1,178,963     $          --    $         --     $  1,828,193
Gross profit (loss)                   184,628            271,420                --              --          456,047
Operating expenses                    569,695          1,046,619                --       4,847,164        6,463,477
Operating income (loss)              (385,067)          (775,199)               --      (4,847,164)      (6,007,431)
Other income (expense)                     --                 --                --         145,311          145,311
                           ------------------     --------------     -------------    ------------     ------------
 Net income (loss)         $         (385,067)    $     (775,199)    $          --    $ (4,701,853)    $ (5,862,120)
                           ==================     ==============     =============    ============     ============

Telecommunications Segment:

      The net loss from our telecommunications segment grew from $385,067 in 2004 to $9,247,515 in 2005. Revenue for our telecommunications segment grew by $7.6 million in 2005 to $8.2 million. These increases are attributable almost entirely to the acquisitions mentioned previously.

      The negative gross profit for this segment of $1.5 million in 2005 reflects variable costs paid to third party vendors that exceeded the revenues we charged to terminate the calls of our customers. We do not expect to generate positive margins on our network traffic until such time as we are able to(1) increase the overall volume of traffic handled by our network by growing our customer base and (2) lower the average cost per minute we pay for call termination through (i) negotiation of more favorable pricing (ii) expanding our selection of third party vendors and (iii) improving our routing process to ensure we are using the lowest cost route available to us to terminate each call.

      Operating expenses in 2005 for this segment rose to $7.2 million and include compensation and benefits expenses of $1.7 million and depreciation and amortization aggregating $2.9 million.

Hardware Sales Segment:

      Hardware sales increased from $1.2 million in 2004 to $2.4 million in 2005 reflecting the inclusion of a full year of the results for DT Net operations (which was acquired in June 2004) in our 2005 results. The operating loss for this segment went from $775,199 in 2004 to $4,880,689 in 2005 mainly due to the impairment charge discussed below.

      In accordance with SFAS No. 142 we perform an evaluation of the fair values of our operating segments at least annually. During this evaluation for 2005 we determined, based upon market conditions, discounted projected cash flows, and other factors, that the carrying value of our hardware sales operating segment exceeded its fair value at December 31, 2005. Accordingly we recorded an impairment charge of $4,173,452 in our 2005 statement of operations and reduced goodwill for this segment by that amount.

Liquidity and Capital Resources

      Cash and cash equivalents increased by $2.1 million for the year ended December 31, 2005 to $3.2 million. Our consolidated net cash flow used in operating activities for the year ended December 31, 2005 used $17.9 million in cash, due primarily to the net loss increase described above. We funded our operating activities principally through issuances of notes payable that generated net proceeds of $9.6 million and sales of common stock in private transactions that provided $11.7 million.

      Our consolidated net cash used in investing activities increased by $3.5 million, related primarily to the acquisitions of the businesses of Caerus, Inc. and WQN, Inc., and capital expenditures. Our consolidated net cash provided by financing activities rose from $4.2 million in 2004 to $23.6 million in 2005, as a result of notes payable and common stock sales noted in the preceding paragraph.

      Since inception of business in 2004 we have never been profitable. We have experienced negative cash flows from operations, and have been dependent on the issuances of debt and common stock in private transactions to support our operations and continue our business.

      At December 31, 2005 our current liabilities totaled approximately $26.9 million. Included in this amount was an outstanding balance of approximately $4.7 million on a loan from a lending institution. We are not in compliance with certain related loan covenants. To date our lender has not declared a default under this loan agreement. At December 31, 2005 our negative working capital was $20.5 million.

      In January, 2006, we issued and sold $11.9 million principal amount of convertible notes to accredited investors (at a 12.121% original issue discount) in a private placement and received approximately $9.9 million in net proceeds. The investors also received five-year warrants to purchase a total of 4,537,053 shares at a price of $1.46 per share, and one-year warrants to purchase 4,537,053 shares at a price of $1.59 per share.

      Of the convertible notes approximately $7.6 million is secured by a subordinated lien on our assets, and all of these notes bear interest at an effective rate of 20%, are payable over two years beginning 90 to 180 days after closing in cash or, at our option, in our registered common stock at the lesser of $1.40 per share or 85% of the weighted average price of the stock on the OTCBB for the 15 day period prior to the payment due date. The holders may at their election convert all or part of the notes into shares of common stock at the conversion rate of $1.32 per share.

      The subscription agreements for the sale of these convertible notes contain provisions that could impact our future capital raising efforts and our capital structure, including:

      o In February 2006, we filed a registration statement to register 200% of the shares issuable upon conversion of these notes and all of the shares issuable upon exercise of the warrants (the "Notes Registration Statement"). If the Notes Registration Statement is not declared effective by late April 2006, we are liable for liquidated damages each month at a rate of 1.5% of the outstanding note principal until the Notes Registration Statement is declared effective.

      o Unless we obtain the consent of the note holders, we may not file any new registration statements or amend any existing registrations until the sooner of (i) 60 days following the effective date of the Notes Registration Statement or (ii) all the notes have been converted into shares and such shares and the warrant shares have been sold by the note holders.

      o Until the Notes Registration Statement has been effective for 365 days the note holders must be given the right of first refusal to purchase any proposed sale of common stock or debt obligations of our company.

      o Unless we obtain the consent of the note holders, for so long as 20% or more of the note principal, warrants or common stock issued or issuable for the notes remains outstanding, we may not issue any new shares of common stock, convertible securities or warrants at a price per share, conversion price per share or exercise price per share that is lower than those prices in effect for the notes and warrants without issuing the note holders sufficient additional shares or warrants at prices such that their warrant exercise price or per share price on average is equal to that for the proposed securities to be issued.

      We anticipate that we will continue to report net losses and experience negative cash flows from operations. We will need to raise additional debt or equity capital to provide the funds necessary to repay or restructure our $4.7 million loan, meet our other current contractual obligations and continue our operations. We are actively seeking to raise this additional capital. However, we may not be successful in obtaining further equity or debt financing for our business. Our auditors have added an explanatory paragraph to their opinion on our consolidated financial statements, regarding our ability to continue as a going concern.

      Our authorized shares of stock consist of 100,000,000 shares of common stock, of which there are currently 68,838,766 shares issued and outstanding. Approximately another 45 million additional shares are contingently issuable upon the exercise or conversion of outstanding stock options, warrants and convertible securities. A proxy statement has been filed in connection with annual meeting of shareholders at which a proposal will be submitted to increase the authorized shares of capital stock to 250,000,000 shares of common stock and 25,000,000 shares of "blank check" preferred stock. If such proposal is not approved, we may be unable to satisfy the contractual obligations we have undertaken to issue future shares of common stock.

Capital Expenditure Commitments

      We had outstanding commitments to purchase capital equipment of approximately $464,000 at December 31, 2005.

Payments Due by Period

      The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of December 31, 2005:

                                                            Less than
Contractual Obligations                     Total            1 Year          1-3 Years       3-5 Years
-------------------------------------  ----------------  ----------------  ---------------  -------------
Convertible Notes                     $  5,195,106       $  4,364,825      $    830,281      $         --
  Less Convertible note discount        (1,795,308)
                                      ------------
Net Convertible notes                    3,399,798
Loans payable                            4,685,236          4,685,236                --                --
Unsecured advanced                       3,000,000          1,285,714         1,714,286
Due to related parties                   1,572,894          1,572,894                --                --
Other liabilities                          245,248             50,465           129,037            65,746
                                      ------------       ------------      ------------      ------------
  Subtotal                              12,903,176         11,959,134         2,673,604            65,746
Purchase Obligations                       569,000            569,000                --                --
Operating leases                           704,532            386,846           317,686                --
                                      ------------       ------------      ------------      ------------
  Total                               $ 14,176,708       $ 12,914,980      $  2,991,290      $     65,746
                                      ============       ============      ============      ============

Critical Accounting Policies and Estimates

      We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. This listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to Consolidated Financial Statements for the year ended December 31, 2004, included in this Form S-1. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

      Revenue recognition - Our revenue is primarily derived from fees charged to terminate voice services over our network and from monthly recurring charges associated with internet services and from sales of hardware product and calling cards.

      Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue for each customer is calculated from information received through the our network switches.We track the information received from the switch and analyze the call detail records and apply the respective revenue rate for each call.

      Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenue recognition commences after the provisioning, testing, and acceptance of the service by the customer. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer.

      Revenues from hardware product and calling card sales is recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is considered probable.

      Accounts Receivable - Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of December 31, 2005 and December 31, 2004, the balance of the allowance for uncollectible accounts amounted to $177,489 and $136,795, respectively.

      Goodwill - In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company tests its goodwill and intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values, and the Company may be required to record impairment charges for these assets if in the future their carrying values exceed their fair values. During the year ended December 31, 2005 we recorded an impairment charge of $4,173,452 relating to goodwill recorded as a result of a prior acquisition. We may be required to record additional impairment charges in the future.

      Convertible Debt - Convertible debt with beneficial conversion features, whereby the conversion feature is "in the money" are accounted for in accordance with guidance supplied by Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." The relative fair value of the warrants and the Beneficial Conversion Feature has been recorded as a discount against the debt and is amortized over the term of the debt.

Recently Issued Accounting Pronouncements

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

      In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections or SFAS 154, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations or financial condition.

Inflation

      We do not believe inflation has a significant effect on our operations at this time.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by this item begin at Page F-1 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On November 16, 2004, Registrant was informed by Tschopp, Whitcomb & Orr (the "Auditor") that such firm was resigning as Registrant's Auditor. During the two most recent fiscal years and during the interim period from December 31, 2003 until November 16, 2004, the Company did not have any disagreements with the Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in this Form 10-KSB. During such period, there were no reportable events as described in Item 304(a) (1) (v) of Regulation S-K.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Our management with the participation of the Certifying Officers also conducted an evaluation of our Company's internal control over financial reporting and identified three control deficiencies, which in combination resulted in a material weakness.

      A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company's annual or interim financial statements will not be prevented or detected. The control deficiencies identified by our management and the Certifying Officers which in combination resulted in a material weakness were: (a) misstatements in amounts reported for a consolidated subsidiary, (b) insufficient personnel resources with appropriate accounting expertise, and (c) a lack of independent verification of amounts billed to certain customers.

      Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures were ineffective as of December 31, 2005.

      Our management, including the Certifying Officers, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, a design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations and a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

      o pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and, that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

      o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

      Our management, including the Certifying Officers, assessed as of December 31, 2005, the effectiveness of the Company's internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      As of December 31, 2005, our management, including the Certifying Officers, has concluded that the Company had the following control deficiencies that when combined resulted in a material weakness:

      (a) In March 2006, during their review and analysis of 2005 results and financial condition in connection with the preparation of the 2005 financial statements and this Form 10-KSB, our senior financial management discovered certain overstatements of the revenues, expenses and receivables reported, and understatement of net loss, for our consolidated subsidiary doing business as DTNet Technologies ("DTNet"). Based upon an assessment of the impact of the adjustments to our financial results arising from this matter, we have restated the financial information presented in this Form 10-KSB for the year ended December 31, 2004. Adjustments to reduce the overstatements of revenues and receivables, and the understatement of net loss, aggregated $791,200, $651,832, and $462,618 respectively, for the year ended December 31, 2004.

      (b) We do not have sufficient personnel resources at corporate headquarters with appropriate accounting expertise or experience in financial reporting for public companies. Our management with the participation of the Certifying Officers determined that the potential magnitude of a misstatement arising from this deficiency is more than inconsequential to the annual and/or interim financial statements.

      (c) The amounts invoiced to our wholesale telecommunications customers are calculated by our engineering department. This billing process is overseen solely by the head of that department, our Chief Technology Officer. We do not presently employ a separate revenue assurance process whereby these bills would be recalculated and independently verified by a department other than engineering. Our management with the participation of the Certifying Officers determined that the potential magnitude of a misstatement arising due to this deficiency is more than inconsequential to the annual and/or interim financial statements.

      Management has concluded that the above deficiencies when combined together have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of the Company's interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in the Internal Control - Integrated Framework.

Remediation Steps to Address Control Deficiencies

      The Company is in the process of addressing the identified material weakness by remediating the control deficiencies in the Company's internal control over financial reporting which comprise this material weakness as follows:

      (a) In March 2006 our Board of Directors retained counsel to conduct a thorough investigation of the accounting misstatements of our DTNet subsidiary. Such counsel, in turn, retained an independent forensic accounting firm to assist its investigation. Based on this investigation our Board and management have concluded that these intentional overstatements of revenues, expenses and receivables were limited to the unauthorized actions of two individuals. One of these individuals was employed at corporate headquarters and other was employed at DT Net's headquarters. The individual employed at corporate headquarters resigned shortly after the initiation of the investigation and we terminated the employment of the other individual immediately following the receipt of the preliminary findings of the investigation in early April 2006. We have changed the individual responsible for the day-to-day management of DTNet, relocated its accounting to our corporate offices and increased our analysis of this subsidiary's transactions.

      (b) We continue to seek to improve our in-house accounting resources. During the fourth quarter of 2005 we hired a new CFO with significant accounting and public company experience. During the first quarter of 2006 we did not hire any new accounting personnel, However, we significantly supplemented our internal accounting resources during these three months by using independent accounting and financial consulting firms. We expect to continue to use such third parties until such time as we are able to hire sufficient in-house accounting expertise. In April 2006 we promoted the former Finance Director of one of our recently acquired subsidiaries to the position of Corporate Controller. This individual has significant financial experience (including five years with the audit department of the accounting firm of KPMG Peat Marwick), has served as the CFO and/or controller of various companies (including a public registrant), and is a Certified Public Accountant.

      (c) We are in the process of designing a revenue assurance process for the billing of our wholesale telecommunications customers to provide independent recalculation and verification of amounts billed. We anticipate implementing this methodology by the end of the third quarter of 2006.

Changes in Control Over Financial Reporting

      There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth information concerning our executive officers and directors as of the periods set forth below:

            Name                 Age               Position with Company                  Date Started with Company
-----------------------------   ----    ---------------------------------------------   --------------------------------
B. Michael Adler                 58     Chief Executive Officer, Prospective Director   October 2005
Hal H. Bibee, Sr.                53     President                                       November 2005
Shawn M. Lewis                   38     Chief Technology Officer, Prospective Director  May 2005
David W. Sasnett                 49     Chief Financial Officer                         October 2005
George Firestone                 73     Director                                        November 2005
Stuart Kosh                      49     Director                                        February 2006 to present
Nicholas A. Iannuzzi, Jr.        40     Prospective Director
Thomas Reeves                    58     Prospective Director
John N. Spencer, Jr.             65     Prospective Director

      B. Michael Adler became our Chief Executive Officer in October 2005. Mr. Adler is the founder of WQN, Inc., has been a member of its board of directors since its inception in 1996, and served as its Chief Executive Officer from 1996 to 2001. Mr. Adler is the Chief Executive Officer of Eagle Venture Capital, LLC, a Delaware limited liability company, formerly known as WorldQuest Networks, LLC, and a former Director of Intellicall, Inc., a publicly-traded manufacturer of pay phones and call processing equipment (New York Stock Exchange symbol "ICL"). Mr. Adler founded Intellicall in 1984 and served as Chairman or Vice Chairman of the Board from its inception until November 1993. From 1994 to July 1999, Mr. Adler was the Chairman of the Board of the Payphone Company Limited, a company that owns a wireless pay telephone network in Sri Lanka. Mr. Adler is a nominee for election to our Board at our upcoming shareholders meeting.

      Hal H. Bibee, Sr. is an entrepreneur and corporate financial consultant. He is a Certified Public Accountant (inactive), formerly with Ernst & Ernst. In 1984 he co-founded MetroTel, which at that time was the largest private pay telephone company in New York City, and served as its Chief Executive Officer through 1985. Mr. Bibee was a founding shareholder of the First Bank of East Tennessee and served on its Board of Directors from 1988 to 1997. As an entrepreneur in the telecommunications industry, Mr. Bibee has engineered, constructed and operated cable television systems throughout the Southeast. As a Board member, stockholder and consultant for Mega Force Staffing Services, Inc. from 1995-1997, Mr. Bibee was in charge of all mergers & acquisitions and investment banking activities. In 1998, he founded FiberLink, LLC, and in 2000, INTELLICAD, LLC. These firms provide consulting, engineering and construction services to the telecommunications industry. He is a General Partner in ASETZ, a diversified real estate investment and development company, and a General Partner in Parkway Properties, a self storage development and operating company. From 2004 to the present, he has served on the Board of Directors, and as the Audit Committee Chairman, of WQN, Inc., a publicly-held telecom company that offered voice over internet protocol services to domestic and international markets until it sold the assets for that business to our Company in October 2005.

      Shawn M. Lewis oversees all of our technological and engineering activities. Mr. Lewis founded and was the President and CEO of Caerus, Inc. and its three subsidiaries, Volo Communications, Caerus Networks, Inc., and Caerus Billing & Mediation, Inc. from 2001 to 2005. We acquired Caerus, Inc. in May 2005 at which time Mr. Lewis became our Chief Technology Officer. Prior to Caerus Mr. Lewis co-founded XCOM Technologies, a competitive local exchange carrier, where he served in an executive capacity and led the development of patents for the first softswitch and SS7 Media Gateway. XCOM Technologies was sold to Level 3 in 1998. His next venture, set-top box vendor River Delta, was sold to Motorola. His most recent venture, Caerus, Inc. empowers carriers and service providers to begin selling advanced voice over internet protocol related services. In 2004, Mr. Lewis plead guilty to a felony drug possession offense and received probation. Mr. Lewis is also a nominee for election as a Director at our next shareholders meeting. Mr. Lewis is presently engaged in a Chapter 11 bankruptcy in Orlando, Florida.

      David W. Sasnett has more than 25 years of experience in providing management, accounting and advisory services to a wide variety of companies, both public and private. Immediately prior to joining our company Mr. Sasnett was a consultant with Corevision Strategies, LLC, a financial and management services consulting firm. During 2004 Mr. Sasnett held the positions of Vice President of Finance and Controller of Mastec, Inc., a publicly-traded specialty contractor engaged in the design, construction, installation, maintenance and upgrade of infrastructures for companies and government entities operating in the telecommunication, broadband, energy services, traffic control and homeland security services industries. In 2003 Mr. Sasnett founded, and continues to be the President of, Secure Enterprises, LLC, a successful consumer product manufacturer and distributor and in 2002 he was an Executive Vice President with Platinum Products, Inc., a privately-held importer and distributor of consumer products. Mr. Sasnett was employed from 1994 to 2002 by Catalina Lighting, Inc., a global, publicly-traded manufacturer and distributor of residential lighting and other consumer products. From 1996 to 2002 he served as Catalina's Chief Financial Officer. Mr. Sasnett's prior experience also includes more than 12 years with the audit department of the international accounting and consulting firm of Deloitte & Touche, LLP.

      George Firestone was elected Florida's 20th Secretary of State in 1978 and was re-elected for two additional terms. Previously, he served as a member of the House of Representatives and as a member of the Florida Senate. During this legislative tenure, he was responsible for the passage of laws permitting international banking and foreign trade zones. Senator Firestone currently serves as the State of Florida's "Special Envoy" to the Foreign Consular Corp of Florida. He has a long history of valued legislative service, including serving as a member of the Florida Cabinet, the State's Chief Elections Officer, and Chief Cultural Officer.

      For the past five years Senator Firestone has been the Chairman and CEO of Tecton International, Inc., a financial and operations management company specializing in the management and workout of non-performing businesses and distressed real estate. Senator Firestone is a vice president, general manager and stockholder of Gray Security Service, which provides security investigations of commercial and industrial matters. He serves on the board of Eastern National Bank of Miami. His long public service support includes serving as chairman of the City of Miami Economic Advisory Board; member of the Dade County Personnel Advisory Board; and receiver and trustee of the U.S. Bankruptcy Court. Senator Firestone is a licensed real estate broker and developer, and insurance broker specializing in the field of estate planning and business insurance for individuals and corporations.

      Stuart Kosh moved to Florida in 1978 to join his father and brother at Kosh Ophthalmic, Inc., a wholesale optical laboratory with annual sales of $15 million, where he managed 100 employees. In 1998, the company was sold to Essilor of America, and Mr. Kosh maintains his position as General Manager. His leadership roles have included involvement with the Big Brothers Big Sisters Program of Broward County as a mentor to needy youth. For the past 15 years, Mr. Kosh has been involved with the National Multiple Sclerosis Society. He has served on their board and chairs their annual golf tournament. Presently he is serving on the Temple Dor Dorim Board of Directors. Mr. Kosh was appointed a Director of our company in February 2006.

The following additional individuals are nominees for election as a Director at our next shareholders meeting:

      Thomas Reeves, age 58, has a broad professional career that began with Shaklee Corporation, initially as Contract Manufacturing Manager and later as Director of Purchasing. In 1980 he accepted a Vice President position with Nutrition Pak Corporation. From 1984 to 1992 Mr. Reeves was President of Torick Inc. an electrical wire harness manufacturer. In 1992 he started Transportation Safety Technologies where he was President and Chief Executive Officer. From 2000 to present he has been President of TRJB Inc. a holding company for various companies in the hospitality industry. Mr. Reeves has been actively involved in supporting the American Cancer Society and is a committee member of the Cystic Fibrosis Foundation. He holds a BS in Business Administration from California State University.

      John N. Spencer, Jr., age 65, served a broad range of clients for more than 38 years while at Ernst & Young. He began his Ernst & Young career in Boston in 1962 and worked in the Firm's National office in New York assisting with the development of professional policies and in resolving client matters nationwide in the audit, accounting and SEC areas. Mr. Spencer served as the Managing Partner of E&Y's Providence, Rhode Island office before transferring to Atlanta in 1981. Most recently he was the Market Segment Team Leader for Ernst & Young's Life Sciences industry practice in the Southeast. He retired from Ernst & Young in 2000.

      Mr. Spencer has significant expertise in coordinating services to publicly held companies, including involvement in more than 200 registration statements and over 25 initial public offerings. He provided audit and financial related services for over 100 merger and acquisition transactions and has significant experience with numerous Boards and Audit Committees. Active in Georgia's technology community, he served as president and a director of the Business and Technology Alliance. He was a cofounder and is treasurer of the Atlanta Venture Forum, an association of venture capital investors in the Southeast, and he recently completed two years as the President of the Georgia Biomedical Partnership. Mr. Spencer is a member of the National Association of Corporate Directors, and he serves as a member of the Board of Directors of: A C Therapeutics, Inc.; GeneEx, Inc.; and OrthoHelix Surgical Designs, Inc. He also serves on the Board of Directors of Firstwave Technologies, Inc. (NASDAQ - FSTW) and is the Chair of its Audit Committee. In addition, Mr. Spencer is a Director of BioFlorida and of the Georgia Biomedical Partnership.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information with respect to the compensation, for the last three fiscal years, of our Chief Executive Officer and each person who served as an executive officer of our Company for the last three fiscal years and whose total annual salary and bonus exceeded $100,000. In accordance with the rules of the SEC, the compensation set forth in the table below does not, unless otherwise noted, include medical, group life or other benefits that are available to all of our salaried employees, and perquisites and other personal benefits, securities or property that do not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses for each of the individuals shown in the table.

                           Summary Compensation Table

                                                  Annual Compensation          Long-Term Compensation
                                             ----------------------------     ------------------------
                                                                              Securities
                                                                              Underlying
                                                                              Options or    All Other
         Name/Principal Position              Year     Salary      Bonus       Warrants   Compensation
--------------------------------------------------------------------------    ------------------------
Steven Ivester (1)                            2005    $231,722    $250,000           --     $ 33,563
Former Chief Executive Officer                2004    $125,000    $     --           --     $  2,475
                                              2003    $     --    $     --           --     $     --

Bill Burbank (2)                              2005    $146,156    $  1,923           --     $     --
Former Chief Operating Officer                2004    $  2,116    $     --           --     $     --
                                              2003    $     --    $     --           --     $     --

Osvaldo Pitters (3)                           2005    $100,000    $  1,923           --     $     --
Former Chief Financial Officer;               2004    $ 50,000    $     --           --     $     --
Former Senior Vice President of Finance       2003    $     --    $     --           --     $     --

Shawn Lewis                                   2005    $115,385    $ 37,115           --     $     --
Chief Technology Officer

B. Michael Adler                              2005    $ 48,739    $  2,769           --     $     --
Chairman; Chief Executive Officer             2004    $     --    $     --           --     $     --
                                              2003    $     --    $     --           --     $     --

      (1) Mr. Ivester resigned his position as CEO in October 2005 and his position as Director in December 2005.

      (2) Mr. Burbank resigned his position in January 2006.

      (3) Mr. Pitters resigned his position in March 2006.

Stock Options

                                                                      Number of Securities
                                                                          Underlaying
                                                                          Unexercised                    Value of Unexercised
                                                                           Options at                  In-the-Money Options at
                                  Stock Options                       December 31, 2005                  December 31, 2005
                                ---------------------------     -----------------------------      -------------------------------
                                   Number of
                                Shares Acquired    Realized
            Name                  or Exercised       Value      Exercisable     Unexercisable      Exercisable       Unexercisable
------------------------------  ---------------    --------     -----------     -------------      -----------       -------------
B. Michael Adler                           --            --         125,000           375,000               --                 --
Hal Bibee                                  --            --         125,000           375,000               --                 --
David Sasnett                              --            --          75,000           225,000               --                 --

Long-Term Incentive Plans

                                                           Number of Securities
                                                                Underlaying
                                                                Unexercised
                                                                Options at
                                                             December 31, 2005
                                                   --------------------------------------
                   Number of
                Shares Acquired       Realized      Threshold      Target       Maximum
   Name           or Exercised         Value        ($ or #)      ($ or #)     ($ or #)
-----------     ---------------      ---------     -----------  -----------   -----------
(None)

Stock Option Plans

      The Company's current Stock Option Plan (the "2004 Option Plan") provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2004 Option Plan covers, in the aggregate, a maximum of 4,000,000 shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2004 Option Plan, the exercise price may not be less than the fair market value of the Common Stock on the date of the grant of the option.

      The Board of Directors administers and interprets the 2004 Option Plan and is authorized to grant options there under to all eligible employees of the Company, including officers. The Board of Directors designates the optionees, the number of shares subject to the options and the terms and conditions of each option. Each option granted under the 2004 Option Plan must be exercised, if at all, during a period established in the grant which may not exceed 10 years from the later of the date of grant or the date first exercisable. An optionee may not transfer or assign any option granted and may not exercise any options after a specified period subsequent to the termination of the optionee's employment with the Company.

      On December 7, 2005, our Board of Directors approved, subject to shareholder approval, the Company's 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate may be granted: (1) options to acquire shares of the Company's common stock, (2) shares of restricted common stock, (3) stock appreciation rights, (4) performance-based awards, (5) "Dividend Equivalents", and (6) other stock-based awards. We are seeking shareholder approval at our upcoming 2006 shareholders' meeting (which we believe will be held in May 2006) for the future issuance of options under the 2006 Plan to allow its participants to acquire up to 10,000,000 shares of our common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information as of March 24, 2006, except as otherwise noted, with respect to the beneficial ownership of our common stock:

      o each person known by the Company to own beneficially more than five percent of our outstanding common stock;

      o     each director and prospective director of the Company;

      o the Company's Chief Executive Officer and each person who serves as an executive officer of the Company; and

      o     all executive officers and directors of the Company as a group.

      The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares as to which the individual has the right to acquire beneficial ownership within 60 days, except as otherwise noted, through the exercise or conversion of any stock option, warrant, preferred stock or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

                                        Shares of Common Stock   Ownership of
  Name of Beneficial Owner               Beneficially Owned     Common Stock (9)
------------------------------------    ----------------------  ----------------

YTMJ, LLC                                      5,950,615                 8.6%
5600 PGA Boulevard, Suite 204
Palm Beach Gardens, FL 33412

WQN, Inc. (1)                                 10,236,995                14.2%
14911 Quorum Drive, Suite 140
Dallas, Texas 75240

Steven Ivester                                 4,410,000                 6.4%
Shawn M. Lewis                                 5,446,231                 7.9%
B. Michael Adler (2)                           1,125,000                 1.6%
Hal Bibee, Sr (3)                              1,687,500                 2.4%
David W. Sasnett (4)                             500,000                   *
George Firestone (5)                              16,666                   *
Stuart Kosh (6)                                1,284,477                 1.9%
Thomas Reeves (7)                                585,000                 0.8%
John N. Spencer, Jr                                   --                  --

All directors and executive officers
as a group (5 persons) (8)                     8,775,397                12.2%


      *     Less than one percent.
      (1) Consists of 6,764,429 shares of Common Stock and 3,700,000 shares issuable upon conversion of a Convertible Promissory Note.
      (2) Consists of (a) 500,000 shares of common stock; (b) currently exercisable options to purchase 125,000 shares of common stock; and
            (c) warrants to purchase 500,000 shares of common stock.
      (3) Consists of (a) 375,000 shares of common stock; (b) currently exercisable options to purchase 125,000 shares of common stock; and
            (c) warrants to purchase 1,187,500 shares of common stock.
      (4) Consists of currently exercisable options to purchase 75,000 shares of common stock, and warrants to purchase 425,000 shares of common stock.
      (5) Consists of 8,333 shares of common stock and currently exercisable options to purchase 8,333 shares of common stock.
      (6) Consists of 778,227 shares of common stock and warrants to purchase 506,250 shares of common stock.
      (7) Consists of 438,500 shares of common stock and warrants to purchase 146,500 shares of common stock
      (8) Represents the combined beneficial ownership of the executives and the Company's one director as of January 24, 2006 which consist of Messrs. Adler, Bibee, Lewis, Sasnett and Firestone.
      (9) Based upon 68,838,766 shares of common stock issued and outstanding as of March 24, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Our Company was organized by Kevin Halter and members of his family in 1998, when they purchased 1,000,000 shares at its par value. Then in March 2004, the Company sold 12,500,000 shares of stock to Steven Ivester for par value ($12,500), plus his agreement to contribute two operating companies. Such companies were contributed in May 2004, effective April 15, 2004.

      In October 2005, we purchased all of the assets of WQN, Inc. Mr. Adler was the Chief Executive Officer of WQN, Inc. and owns approximately 39% of WQN's outstanding common stock. In connection with the transaction, our Company, through an acquisition subsidiary, purchased the assets for a purchase price consisting of (1) a convertible promissory note, in the principal amount of $3,700,000 (the "Note"), (2) 1,250,000 shares of restricted common stock and (3) a warrant to purchase 5,000,000 shares of common stock. The aggregate outstanding principal amount of the Note, together with interest, is convertible into either shares of preferred stock or shares of common stock. The Note, in the principal amount of $3,700,000, will accrue interest at the rate of 6% per annum. In addition, we issued WQN, Inc. an additional 500,000 shares of restricted common stock relating to the difference between the amount of accounts receivable and the accounts payable transferred in the transaction.

      At December 31, 2004 we owed Steven Ivester, a shareholder, $560,000 under a note payable bearing interest at 3.75% and maturing December 31, 2005. The Company owed Steven Ivester $1,572,894 as of December 31, 2005 under a demand note payable bearing interest at 3.75%.

      We entered into a consulting agreement with Mr. Ivester on October 18, 2005. Pursuant to the consulting agreement, Mr. Ivester provides general business strategy, financing and product development advice. Mr. Ivester receives $200,000 per year for his services under the consulting agreement, as well as a $2,500 per month vehicle allowance. Mr. Ivester is eligible to receive bonuses, as determined by the Board of Directors. Mr. Ivester is eligible for participation in the Company's 2006 Stock Option Plan, as determined by the Board of Directors. Mr. Ivester is entitled to severance payments under the consulting agreement if the consulting agreement is terminated under certain circumstances.

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

      On August 4, 2004, the Company issued warrants to purchase 2,200,000 shares of common stock for an exercise price of $1.00 per share to each of John Todd and Clive Raines. Mr. Todd's warrants were exchanged for 750,000 shares in a net cashless exercise in February 2005.

      Messrs. Ivester, Todd and Raines may be considered to be "promoters" of the Company.

ITEM 13. EXHIBITS

(b)   Exhibits

(3)      2.1       Stock Contribution Agreement dated May 25, 2004, between
                   Registrant and Steven Ivester

(11)     2.2       Agreement and Plan of Merger with Caerus, Inc. dated as of
                   May 31, 2005

(12)     2.3       Asset Purchase Agreement dated as of August 3, 2005, by and between VoIP, Inc. Acquisition Company and WQN, Inc.

(1)      3.1.1     Articles of Incorporation

(3)      3.1.2     Amendment of Articles of Incorporation

(1)      3.2       Bylaws

(3)      10.1      2004 Stock Option Plan

(15)     10.1.2    2006 Equity Incentive Plan

(2)      10.2      Stock Purchase Agreement dated February 27, 2004 between
                   Registrant and Steven Ivester

(4)      10.3      Stock Purchase Agreement dated June 25, 2004 among
                   Registrant, DTNet Technologies and Marc Moore

(5)      10.4      Stock Purchase Agreement among Carlos Rivas, Albert
                   Rodriguz, Registrant and Vox Consulting Group
                   Inc.

(6)      10.5.1    Subscription Agreement

(6)      10.5.2    Form of Class A Warrant

(6)      10.5.3    Form of Class B Warrant

(7)      10.6.1    Stock Purchase Warrant issued to Ivano Angelaftri

(7)      10.6.2    Stock Purchase Warrant issued to Ebony Finance

(8)      10.7      Net Exercise Agreement with John Todd

(9)      10.8      Asset Purchase Agreement dated February 23, 2005

(10)     10.9.1    Subscription Agreement

(10)     10.9.2    Form of Class C Warrant

(10)     10.9.3    Form of Class D Warrant

(10)     10.9.4    Form of Convertible Note

(10)     10.9.5    Security Agreement

(10)     10.9.6    Security and Pledge Agreement

(10)     10.9.7    Guaranty

(10)     10.10     Caerus, Inc. Merger Documents dated May 31, 2005:

(11)     10.10.1   Option Exchange Agreement

(11)     10.10.2   Registration Rights Agreement

(11)     10.10.3   Exchange Agreement

(11)     10.10.4   Registration Rights Agreement

(11)     10.10.5   Consent and Waiver Agreement

(11)     10.10.6   Guaranty

(11)     10.10.7   Security Agreement

(11)     10.10.8   Employment Agreement

         10.11     WQN, Inc. Documents dated August 3, 2005:

(12)     10.11.1   Warrant

(12)     10.11.2   Security Agreement between VoIP, Inc. and WQN, Inc.

(12)     10.11.3   Consent, Waiver and Acknowledgement by and among Cedar
                   Boulevard Lease Funding, Inc., VoIP, Inc. and certain
                   Subsidiaries of VoIP, Inc.

(12)     10.11.4   Third Amendment to Subordinated Loan and Security Agreement
                   by and among Cedar Boulevard Lease Funding, Inc., VoIP, Inc.
                   and certain subsidiaries of VoIP, Inc.

(12)     10.11.5   Security Agreement between Cedar Boulevard Lease Funding,
                   Inc. and VoIP Acquisition Company

(12)     10.11.6   Guaranty between Cedar Boulevard Lease Funding, Inc. And
                   VoIP Acquisition Company Promissory Note

(13)     10.12.1   Subscription Agreement for Secured Note dated January 6,
                   2006

(13)     10.12.2   Subscription Agreement for Unsecured Note dated January 6,
                   2006

(14)     10.12.3   Subscription Agreement dated February 3, 2006

(15)     21.1      Subsidiaries of the Registrant

(15)     31.1      Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(15)     31.2      Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(15)     32.1      Certification of Chief Executive Officer under U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-
                   Oxley Act of 2002

(15)     32.1      Certification of Chief Financial Officer under U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-
                   Oxley Act of 2002

(1)                Filed as exhibits to Registrant's Form 10SB filed January 19,
                   2000

(2)                Filed as exhibit to Form 8-K filed March 3, 2004

(3)                Filed as exhibit to Form 8-K filed June 9, 2004

(4)                Filed as exhibit to Form 8-K filed July 7, 2001

(5)                Filed as exhibit to Form 8-K filed September 16, 2004

(6)                Filed as exhibit to form 8-K filed November 17, 2004

(7)                Filed as exhibit to form 8-K filed December 15, 2004

(8)                Filed as exhibit to form 8-K filed February 16, 2005

(9)                Filed as exhibit to form 8-K filed March 1, 2005

(10)               Filed as exhibit to form 8-K filed June 6, 2005

(11)               Filed as exhibit to form 8-K filed July 11, 2005

(12)               Filed as exhibit to form 8-K filed August 9, 2005

(13)               Filed as exhibit to Form 8-K filed January 12, 2006

(14)               Filed as exhibit to Form 8-K filed February 8, 2006

(15)               Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Audit Committee has appointed Berkovits Lago & Company, LLP as the Company's independent auditors for 2004.

      Audit Fees.

      Berkovits Lago & Company billed audit fees to the Company of $106,721 in 2005 and $10,000 in 2004.

      Tax Fees. None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VoIP, Inc. and Subsidiaries
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of VoIP, Inc. and Subsidiaries ("the Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VoIP, Inc. and Subsidiaries ("the Company") as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, and recurring losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note L to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note B to the consolidated financial statements, the accompanying consolidated financial statements of VoIP, Inc. and Subsidiaries as of December 31, 2004 and for the year then ended have been restated to correct for misstatements in the December 31, 2004 financial statements previously filed.

/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
April 12, 2006

                                   VoIP, Inc.
                           Consolidated Balance Sheets

                                                          December 31
                                                  -----------------------------
                                                      2005            2004
                                                  ------------     ------------
                                                                   (As Restated)
     ASSETS

 Current assets:
     Cash and cash equivalents                    $  3,228,745     $  1,141,137
     Accounts receivable, net of allowance of
         $177,489 and $136,795 respectively          1,320,062          166,239
     Due from related parties                          161,530          245,402
     Inventory                                         797,074          324,185
     Assets from discontinued operations less
       valuation allowance of $392,000 in 2005              --          412,419
     Other current assets                              936,520               --
                                                  ------------     ------------
 Total current assets                                6,443,931        2,289,382

 Property and equipment, net                        10,155,507          419,868
 Goodwill and other intangible assets               39,441,372        6,923,854
 Other assets                                          349,205           23,579
                                                  ------------     ------------

 TOTAL ASSETS                                     $ 56,390,015     $  9,656,683
                                                  ============     ============


     LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Accounts payable and accrued expenses        $ 13,304,915     $  1,148,833
     Loans payable                                   4,685,236          200,000
     Convertible notes payable                       3,399,798               --
     Advances from investors                         3,000,000               --
     Due to related parties                          1,572,894          560,000
     Other current liabilities                         956,004          103,030
                                                  ------------     ------------
 Total current liabilities                          26,918,847        2,011,863

 Other liabilities                                     245,248               --
                                                  ------------     ------------

 TOTAL LIABILITIES                                  27,164,095        2,011,863
                                                  ------------     ------------

 Shareholders' equity:
     Common stock - $0.001 par value;
       100,000,000 shares authorized;
      61,523,397 and 24,258,982 shares
       issued and outstanding, respectively             61,523           24,259
     Additional paid-in capital                     63,964,497       14,107,328
     Accumulated deficit                           (34,800,100)      (6,486,768)
                                                  ------------     ------------
 Total shareholders' equity                         29,225,920        7,644,820
                                                  ------------     ------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 56,390,015     $  9,656,683
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                                    VoIP Inc.
                      Consolidated Statements of Operations

                                                      Year Ended December 31
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
                                                                   (As Restated)
 Revenues                                         $ 15,507,145     $  1,828,193

 Cost of sales                                      16,331,663        1,372,146
                                                  ------------     ------------

 Gross profit (loss)                                  (824,518)         456,047

 Operating expenses
     Compensation and related expenses               7,730,795        4,254,477
     Commissions and fees to third parties           4,949,612          407,498
     Professional and legal                          1,868,263          430,432
     Depreciation and amortization                   3,140,401           82,832
     General and administrative expenses             4,193,987        1,288,239
     Impairment of goodwill                          4,173,452               --
                                                  ------------     ------------


 Loss from operations                              (26,881,028)      (6,007,431)

     Interest expense                                1,638,489               --
     Gain on sale of fixed assets                     (206,184)              --
                                                  ------------     ------------

 Net loss before discontinued operations           (28,313,333)      (6,007,431)

 Income from discontinued operations,
     net of income taxes                                    --          145,311
                                                  ------------     ------------

 Net loss                                         $(28,313,333)    $ (5,862,120)
                                                  ============     ============


 Basic and diluted loss per share:

 Loss before discontinued operations              $      (0.67)    $      (0.41)

 Income from discontinued operations,
     net of income taxes                                    --             0.01
                                                  ------------     ------------

 Net loss per share                               $      (0.67)    $      (0.40)
                                                  ============     ============

 Weighted average number of shares outstanding      42,022,906       14,597,312
                                                  ============     ============


   The accompanying notes are an integral part of these financial statements.

                                   VoIP, Inc.
                     Consolidated Statements of Cash Flows

                                                                                   Year Ended December 31
                                                                                -----------------------------
                                                                                    2005             2004
                                                                                ------------     ------------
                                                                                                 (As Restated)
 Cash flows from operating activities:
 Continuing operations:
 Net loss                                                                       $(28,313,333)    $ (6,007,431)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 3,140,401           82,832
     Goodwill impairment                                                           4,173,452               --
     Amortization of debt discounts                                                  416,175               --
     Common shares issued for services                                             3,380,474          599,166
     Options and warrants issued for services and compensation                     2,181,350        3,320,763
 Changes in operating assets and liabilities, net of assets & liabilities acquired:
     Accounts receivable                                                             (17,368)         233,620
     Due from related parties                                                         83,872         (245,402)
     Inventory                                                                       100,080            8,179
     Other current assets                                                           (582,685)          52,233
     Accounts payable                                                             (4,549,404)        (372,446)
     Due to related parties                                                          812,894               --
     Other current liabilities                                                       852,974         (335,696)
                                                                                ------------     ------------
 Net cash used in continuing operating activities                                (18,321,118)      (2,664,182)
                                                                                ------------     ------------

 Discontinued operations:
     Income (loss) from discontinued operations                                           --          145,311
     Changes in assets, liabilities, and net results                                 412,419         (408,000)
                                                                                ------------     ------------
     Net cash provided by (used in) discontinued operating activities                412,419         (262,689)

                                                                                ------------     ------------
     Net cash used in operating activities                                       (17,908,699)      (2,926,871)
                                                                                ------------     ------------

 Cash flows from investing activities:
     Cash from acquisitions                                                               --          104,872
     Purchase of property and equipment                                           (2,566,122)        (157,881)
     Acquisition of Caerus and WQN (Note K)                                       (1,290,727)              --
     Purchase of other assets                                                        267,940          (71,100)
                                                                                ------------     ------------
 Net cash used in investing activities                                            (3,588,909)        (124,109)
                                                                                ------------     ------------

 Cash flows from financing activities:
     Proceeds from issuance of notes payable                                       9,616,104          560,000
     Proceeds from sales of common stock                                          11,719,614        3,628,618
     Issuance of stock for note conversions                                        2,465,286               --
     Repayment of notes payable                                                     (215,788)              --
                                                                                ------------     ------------
 Net cash provided by financing activities                                        23,585,216        4,188,618
                                                                                ------------     ------------

 Net increase in cash                                                              2,087,608        1,137,638

 Cash and cash equivalents at beginning of year                                    1,141,137            3,499
                                                                                ------------     ------------

 Cash and cash equivalents at end of year                                       $  3,228,745     $  1,141,137
                                                                                ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   VoIP, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                     Years Ended December 31, 2005 and 2004
                             (As Restated for 2004)

                                                                                         Additional
                                                            Common Stock  Common Stock    Paid-in      Accumulated
                                                               Shares        Amount       Capital        Deficit          Total
                                                            -----------------------------------------------------------------------
Balance as of December 31, 2003                              1,730,939   $      1,731   $    731,208   $   (624,647)   $    108,292
Common stock issued                                         12,500,000         12,500             --             --          12,500
Common stock issued to investors for cash received           5,520,566          5,521      3,610,598             --       3,616,119
Common stock issued for services                               907,477            907        493,259             --         494,166
Common Stock issued for acquisition of DTNet Tech            2,500,000          2,500      4,747,500             --       4,750,000
Common Stock issued for acquisition of VoipAmericas          1,000,000          1,000      1,099,000             --       1,100,000
Warrants issued to two company officers                             --             --      3,320,763             --       3,320,763
Warrants issued for intellectual property                      100,000            100        105,000             --         105,100
Loss for the year                                                   --             --             --     (5,862,120)     (5,862,120)
                                                            -----------------------------------------------------------------------

Balance December 31, 2004                                   24,258,982         24,259     14,107,328     (6,486,767)      7,644,820

Common Stock issued for services                             2,994,592          2,995      3,377,479             --       3,380,474
Common stock issued to investors for cash received           6,740,038          6,740      8,022,598             --       8,029,338
Common stock issued for cash received, pursuant to
  exercise of warrants                                       3,292,778          3,293      3,919,360             --       3,922,653
Common stock issued for debt conversions                     4,054,536          4,054      2,461,232             --       2,465,286
Common Stock issued for acquisition of Caerus, Inc.         18,932,471         18,932     19,956,068             --      19,975,000
Options issued for acquisition of Caerus, Inc.                      --             --        355,000             --         355,000
Common Stock issued for acquisition of WQN                   1,250,000          1,250      1,298,250             --       1,299,500
Value of warrants issued for acquisition of WQN                     --             --      5,200,000             --       5,200,000
Value of warrants and conversion features of debt issued            --             --      3,085,832             --       3,085,832
Stock compensation - amortization                                   --             --        242,101                        242,101
Option and warrant compensation - amortization                      --             --      1,939,249             --       1,939,249
Loss for the year                                                   --             --             --    (28,313,333)    (28,313,333)
                                                            -----------------------------------------------------------------------

Balance December 31, 2005                                   61,523,397   $     61,523   $ 63,964,497   $(34,800,100)   $ 29,225,920
                                                            =======================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   VoIP, Inc.
                   Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

VoIP, Inc. (the "Company") was incorporated on August 3, 1998 under its original name of Millennia Tea Masters under the laws of the State of Texas. In February 2004 the Company exchanged 12,500,000 shares for the common stock of two start-up telecommunication businesses, eGlobalphone, Inc. and VoIP Solutions, Inc. The Company changed its name to VoIP, Inc. in April 2004 and acquired VCS Technologies, Inc. d/b/a DT Net Technologies, a hardware supplier, and VoIP Americas, Inc., a VoIP related company, in June and September, respectively, of 2004. The Company decided to exit its former tea business in December 2004 and focus its efforts and resources in the Voice over Internet Protocol telecommunications industry. In May 2005 the Company acquired Caerus, Inc., a VoIP carrier and service provider. In October 2005 the Company purchased substantially all of the assets of WQN Inc.'s voice over internet protocol business.

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

The Company owns its network and its technology and offers the ability to provide complete product and service solutions, including wholesale carrier services for call routing and termination, outsourced customer service and hardware fulfillment. The Company is a certified Competitive Local Exchange Carrier (CLEC) and Interexchange Carrier (IXC.) The Company provides a portfolio of advanced telecommunications technologies, enhanced service solutions, and broadband products to the VoIP industry. Current and targeted customers include RBOCs, CLECs, IXCs, wireless carriers, resellers, internet service providers, cable multiple system operators and other providers of telephony services.

The Company's operations consist of three segments, as follows:
Telecommunication Services, Hardware Sales and Calling Cards.

NOTE B - RESTATEMENT OF FINANCIAL STATEMENTS

      On March 22, 2006, the Company concluded that its consolidated financial statements for the year ended December 31, 2004 were misstated, resulting in overstated revenues, expenses and receivables, and understated net loss. These misstatements were discovered by the senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005 during their review and analysis in connection with the preparation of the 2005 financial statements. The misstatements occurred in the financial statements of the Company's consolidated subsidiary doing business as DTNet Technologies, which was acquired in June 2004. The Company therefore decided to restate its 2004 consolidated financial statements to correct these misstatements. The following table sets forth the impact of the restatement on certain amounts previously reported in our 2004 consolidated financial statements.

Balance Sheet Data:                                 As of December 31, 2004
-------------------                            --------------------------------
                                                As Previously
                                                  Reported          As Restated
                                               ---------------     ------------
Accounts receivable                               $   818,071       $   166,239
Inventory                                             187,451           324,185
Accumulated deficit                                (6,024,149)       (6,486,768)


Statement of Operations Data:                    Year Ended December 31, 2004
-----------------------------                  --------------------------------
                                                As Previously
                                                  Reported          As Restated
                                               ---------------     ------------
Revenue                                           $ 2,619,393       $ 1,828,193
Loss from operations                               (5,544,813)       (6,007,431)
Net loss                                           (5,399,502)       (5,862,120)
Net loss per common share                               (0.37)            (0.40)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Caerus, Inc., eGlobalphone, Inc., VoIP Solutions, Inc., DTNet Technologies, and VoIP Americas, Inc. from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of December 31, 2005 and 2004 the balance of the allowance for uncollectible accounts amounted to $177,489 and $136,795 respectively.

Inventory

Inventory consists of finished goods and is valued at the lower of cost or market using the first-in, first-out method.

Convertible Debt

Convertible debt with beneficial conversion features, whereby the conversion feature is "in the money" are accounted for in accordance with guidance supplied by Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." The relative fair value of the warrants and the Beneficial Conversion Feature has been recorded as a discount against the debt and is amortized over the term of the debt.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings per share assumes the dilutive effect of all potential outstanding common shares attributable to outstanding options, warrants, and convertible notes. Potential outstanding shares are not included in the computation of fully diluted loss per share as their effect is anti-dilutive.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Revenue Recognition

Revenues are primarily derived from fees charged to terminate voice services over the Company's network and from monthly recurring charges associated with internet services and from sales of hardware product and calling cards.

Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue for each customer is calculated from information received through the Company's network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call.

Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenue recognition commences after the provisioning, testing, and acceptance of the service by the customer. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer.

Revenues from hardware product sales and calling cards are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is considered probable.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight line method. The useful life of assets ranges from three to five years. The leasehold improvements are amortized over the life of the related leases.

Business Combinations

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This pronouncement also requires that the intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

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

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company tests its goodwill and intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values, and the Company may be required to record impairment charges for these assets if in the future their carrying values exceed their fair values. During the year ended December 31, 2005 the Company recorded an impairment charge of $4,173,452 relating to goodwill recorded as a result of a prior acquisition. The Company may be required to record additional impairment charges in the future.

Stock Based Compensation

The Company applies the fair value method of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation" ("SFAS No. 123R") in accounting for its stock options. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value for each option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of all vested options granted has been charged to salaries, wages, and benefits in accordance with SFAS No. 123.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board "FASB" issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." Statement No. 151 requires that abnormal amounts of costs, including idle facility expense, freight, handling costs and spoilage, should be recognized as current period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

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

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections or SFAS 154, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations or financial condition.

NOTE D - BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: telecommunication services, hardware sales, and calling cards. The telecommunications services segment terminates wholesale and retail, local and long distance calls placed on our network. Such termination is either on our network or through other telecommunication providers. This segment is also in the early stages of implementing wholesale VOIP services. The hardware sales segment supplies broadband components and VOIP hardware to broadband service providers. The calling card segment sells prepaid telephone calling cards that we purchase from other carriers through a network of private distributors located primarily in southern California.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information about operations by business segment, as of and for the years ended December 31, 2005 and 2004, is as follows:

                                                                                    Corporate
                              Telecommunication      Hardware        Calling           and
                                   Services           Sales           Cards        Eliminations     Consolidated
                                 ------------     ------------     ------------    ------------     ------------
2005
-----------------------------
Revenues                         $  8,198,587     $  2,376,329     $  4,932,229    $         --     $ 15,507,145
Interest expense                 $    560,351     $         --     $         --    $  1,078,138     $  1,638,489
Depreciation and amortization    $  2,916,380     $    161,047     $         --    $     62,974     $  3,140,401
Net income (loss)                $ (9,247,515)    $ (4,674,514)    $      6,348    $(14,397,652)    $(28,313,333)
Capital expenditures             $  2,403,902     $     13,572     $         --    $    148,648     $  2,566,122
Identifiable assets              $ 11,979,115     $    562,576     $  1,448,236    $  2,958,716     $ 16,948,643
Goodwill                         $ 23,306,341     $  1,037,101     $         --    $         --     $ 24,343,442
Other intangible assets, net     $ 14,792,930     $         --     $         --    $    305,000     $ 15,097,930

2004
-----------------------------
Revenues                         $    649,230     $  1,178,963     $         --    $         --     $  1,828,193
Interest expense                 $         --     $         --     $         --    $         --     $         --
Depreciation and amortization    $     55,221     $     19,164     $         --    $      8,447     $     82,832
Net income (loss)                $   (385,067)    $   (775,199)    $         --    $ (4,701,853)    $ (5,862,120)
Capital expenditures             $     39,931     $     15,427     $         --    $    102,523     $    157,881
Identifiable assets              $    414,042     $    891,020     $         --    $  1,427,768     $  2,732,831
Goodwill                         $  1,408,301     $  5,210,553     $         --    $         --     $  6,618,854
Other intangible assets, net     $         --     $         --     $         --    $    305,000     $    305,000

NOTE E - PROPERTY AND EQUIPMENT, NET

As of December 31, 2005 and 2004, property and equipment consists of the following:

                                                   2005                2004
                                               ------------        ------------
Equipment                                      $  9,381,372        $    519,810
Furniture & Fixtures                                216,402              56,748
Software                                          1,667,864                  --
Vehicles                                             15,269               4,769
Leasehold improvements                              248,952               4,562
                                               ------------        ------------
  Total                                          11,529,859             585,889
Less accumulated depreciation                    (1,374,352)           (166,021)
                                               ------------        ------------
  Total                                        $ 10,155,507        $    419,868
                                               ============        ============

Depreciation expense for 2005 and 2004 amounted to $1,208,331 and $82,832 respectively.

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2005 and 2004 goodwill and other intangible assets consisted of the following:

Goodwill, by segment:                                                       2005               2004
                                                                        ------------       ------------
   Telecommunications services                                          $ 23,306,341       $  1,408,301
   Hardware sales                                                          1,037,101          5,210,553
   Calling cards                                                                  --                 --
   Corporate and other                                                            --                 --
                                                                        ------------       ------------
   Subtotal, goodwill                                                     24,343,442          6,618,854
                                                                        ------------       ------------

 Other intangible assets:
                                                 Useful Life (Years)
                                                 -------------------
   Technology                                            4.0            $  6,000,000       $         --
   Customer relationships                             5.0 - 6.0            8,325,000                 --
   Trade names                                           9.0               1,300,000                 --
   Non-compete agreement                                 1.0                 500,000                 --
    Other intangible assets                             Indefinite           600,000            305,000
                                                                        ------------       ------------
   Subtotal                                                               16,725,000            305,000
   Accumulated amortization                                               (1,627,070)                --
                                                                        ------------       ------------
   Other intangible assets, net                                           15,097,930            305,000
                                                                        ------------       ------------

Total goodwill and other intangible assets                              $ 39,441,372       $  6,923,854
                                                                        ============       ============

In accordance with SFAS No. 142 the Company performs an evaluation of the fair values of our operating segments at least annually. During this evaluation for 2005 the Company determined, based upon market conditions, projected discounted cash flows, and other factors, that the carrying value of our hardware sales operating segment exceeded its fair value at December 31, 2005. Accordingly the Company recorded an impairment charge of $4,173,452 in our 2005 statement of operations and reduced goodwill for this segment by that amount.

NOTE G - ACCOUNTS PAYABLES AND ACCRUED EXPENSES

As of December 31, 2005 and 2004 accounts payables and accrued expenses consisted of the following:

                                                   2005                  2004
                                               -----------           -----------
Accounts payable-trade                         $11,155,401           $   912,674
Accrued Expenses                                 2,149,514               233,711
Other                                                   --                 2,448

                                               -----------           -----------
Total                                          $13,304,915           $ 1,148,833
                                               ===========           ===========

See Note S for a discussion of litigation with two vendors, certain amounts for which are included in accounts payable - trade.

NOTE H - LOANS PAYABLE

As of December 31, 2005 loans payable consisted of a loan payable to a lending institution. These borrowings are repayable over a three-year period and bear interest at 12.5% per annum. Additional borrowings under this facility are contingent upon, among other things, the Company raising certain levels of additional equity financing. Interest paid under this debt facility during the year ended December 31, 2005, was $399,551.

This loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected first-priority, secured interest in all of the Company's assets, as well as rights to preferred stock warrants. The Company was in violation of certain requirements of this debt facility at December 31, 2005, and, while the lending institution has not declared the loan in default, the full amount of the note at December 31, 2005 has been classified as current.

As of December 31, 2004, loans payable consisted of a revolving line of credit at prime plus 1.0% and a promissory note bearing interest at 7.5%. These loans were collateralized by receivables, inventory and equipment, and both these loans were fully paid in January 2005.

NOTE I - CONVERTIBLE NOTES PAYABLE

As of December 31, 2005, convertible notes payable consisted of the following:

         Payable to WQN, Inc.                       $ 3,700,000
         Payable to accredited investors              1,496,804
                                                    -----------
             Subtotal, principal                      5,196,804

         Less discount                               (1,797,006)
                                                    -----------
             Total                                  $ 3,399,798
                                                    ===========

During 2005, the Company issued and sold $3,085,832 principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into 3,857,290 shares of common stock. These note holders also received five-year warrants to purchase 3,857,290 shares of common stock for prices ranging from $1.38 to $1.65 per share. These notes are secured by a subordinated lien on the Company's assets, and the notes bear interest at an effective rate of approximately 20%. Half of these notes are repayable beginning in October 2005, and the other half beginning in January 2006 (3 months following their respective issuances), in 21 equal monthly principal payments, plus interest, until the notes are either repaid or converted.

The fair market value of the conversion feature and the warrants, calculated using the Black-Scholes pricing model, was $3,085,832, which was recognized as a debt discount and an addition to paid-in capital. Interest expense at the dates of issuance was recognized for the difference between the principal value of the notes and their related net proceeds (original issue discount). The debt discount is being amortized to interest expense over the notes' 24-month contact terms.

The Black-Scholes pricing calculations were made using volatilities at either one-year or three-year, monthly or weekly, trailing measures, as appropiate, and risk-free rates as determined by the nearest maturity treasury yield as of respective valuation dates.

No interest was paid under these debt facilities during the year ended December 31, 2005.

NOTE J - ADVANCES FROM INVESTORS

The unsecured advances of $3,000,000 at December 31, 2005 represents funds deposited with the Company in anticipation of the issuance of convertible notes payable, which were issued in January 2006, (see NOTE T). The advance is not interest bearing, and is unsecured.

NOTE K - ACQUISITIONS

On May 31, 2005 the Company acquired 100 percent of Caerus, Inc. and its wholly owned subsidiaries Volo Communications, Inc., Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for approximately16.9 million of the Company's common shares (plus 2.0 million escrowed shares).

The goodwill, intangible assets and property recorded for the acquisition of Caerus, Inc. (Caerus) represent the fair market value of liabilities as of the date of acquisition, plus approximately $18.3 million which represents the value of the Company's common stock and options issued pursuant to the acquisition.

On October 5, 2005 the Company acquired substantially all of the operating assets and liabilities of WQN, Inc., for a total purchase price of $9.8 million. The acquisition was financed with the issuance of $3.2 million of convertible debt, 1.3 million shares of the Company's common stock, and 5.0 million warrants to purchase the Company's common stock at $0.001 per share.

Condensed balance sheets of the Caerus and WQN acquisitions, reflecting the net fair value amounts assigned to each major asset and liability, as of their respective acquisition dates are as follows:

                                                  Caerus, Inc.      WQN, Inc.
                                                  ------------     ------------

Current assets                                    $    617,000     $  3,775,000
 Property and equipment, net                         7,869,000          508,000
 Other assets                                          131,000          463,000
 Accounts payable and other current liabilities    (14,674,000)      (2,031,000)
 Note payable                                       (4,832,000)              --
                                                  ------------     ------------
   Net liabilities assumed                         (10,889,000)       2,715,000

 Goodwill                                           17,778,000        4,120,000
 Intangible assets - other                          13,800,000        2,925,000
                                                  ------------     ------------
   Intangible assets                                31,578,000        7,045,000
                                                  ------------     ------------

Net fair value assets acquired                    $ 20,689,000     $  9,760,000
                                                  ============     ============

NOTE L - LIQUIDITY AND CAPITAL RESOURCES

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

At December 31, 2005 the Company's contractual obligations for debt, leases and capital expenditures totaled approximately $11.5 million. Included in this amount is approximately $4.7 million due on a loan from a lending institution. The Company was not in compliance with certain covenants under the loan agreement for this debt.

In January and February, 2006, the Company issued and sold $11,959,666 principal amount of Convertible Notes to nine accredited investors, for net proceeds of $9,879,400 (at a 12.121% original issue discount) in a private placement. The investors also received five-year warrants to purchase a total of 4,537,053 shares for an exercise price of $1.46 per share, and one-year warrants to purchase 4,537,053 shares for an exercise price of $1.59 per share.

Of the convertible notes approximately $7.6 million are secured by a subordinated lien on our assets, and of all these notes bear interest at an effective rate of 20%, are payable over two years beginning 90 to 180 days after closing in cash or at the option of the Company in registered common stock at the lesser of $1.40 per share or 85% of the weighted average price of the stock on the OTCBB. The holders may at their election convert all or part of the notes into shares of common stock at the conversion rate of $1.32 per share.

The subscription agreements for the sale of these convertible notes contain provisions that could impact the Company's future capital raising efforts and its capital structure, including:

      o In February 2006, the Company filed a registration statement to register 200% of the shares issuable upon conversion of these notes and all of the shares issuable upon exercise of the warrants (the "Notes Registration Statement"). If the Notes Registration Statement is not declared effective by late April 2006, the Company is liable for liquidated damages each month at a rate of 1.5% of the outstanding note principal until the Notes Registration Statement is declared effective.

      o Unless consent is obtained from the note holders, the Company may not file any new registration statements or amend any existing registrations until the sooner of (i) 60 days following the effective date of the Notes Registration Statement or (ii) all the notes have been converted into shares and such shares and the warrant shares have been sold by the note holders.

      o Until the Notes Registration Statement has been effective for 365 days the note holders must be given the right of first refusal to purchase any proposed sale of the Company's common stock or debt obligations.

      o Unless we consent is obtained from the note holders, for so long as 20% or more of the note principal, warrants or common stock issued or issuable for the notes remains outstanding, the Company may not issue any new shares of common stock, convertible securities or warrants at a price per share, conversion price per share or exercise price per share that is lower than those prices in effect for the notes and warrants without issuing the note holders sufficient additional shares or warrants at prices such that their warrant exercise price or per share price on average is equal to that for the proposed securities to be issued.

The Company will need to continue to raise additional debt or equity capital to provide the funds necessary to restructure or repay its $4.7 million loan, meet its other contractual commitments, and continue its operations. The Company is actively seeking to raise this additional capital but may not be successful in obtaining further debt or equity financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's authorized shares of stock consist of 100,000,000 shares of common stock. As of March 2006, 68,838,766 common shares issued and outstanding, and there are approximately 45 million additional shares that may become outstanding upon the exercise or conversion of outstanding stock options, warrants and convertible securities. A proxy statement has been filed in connection with annual meeting of shareholders at which a proposal will be submitted to increase the authorized shares of capital stock to 250,000,000 shares of common stock and 25,000,000 shares of "blank check" preferred stock. If such proposal is not approved, the Company will be unable to satisfy the contractual obligations it has undertaken to issue future shares of common stock.

NOTE M - STOCK BASED COMPENSATION

A total of 4,000,000 shares of common stock have been reserved for issuance under the Company's 2004 Employee Stock Option Plan. The activity in this 2004 Option Plan for the year ended December 31, 2005 is as follows:

                                                                           Exercise Price          Wtd. Avg.
                                                             Number             Range           Exercise Price
                                                        ---------------    ---------------      --------------
Options outstanding at December 31, 2004                      3,650,000      $0.85 - $1.56         $ 1.14
Options returned to the plan due
 to employee terminations                                      (528,438)     $0.85 - $1.10         $ 0.95
Options granted                                                 625,000      $1.01 - $1.53         $ 1.37
                                                        ---------------
Options outstanding at December 31, 2005                      3,746,562      $0.85 - $1.56         $ 1.21
                                                        ===============

In addition to options issued under the 2004 option plan, the Company granted 800,000 options during 2005 to two executive officers at an exercise price of $1.56, all of which remain outstanding at December 31, 2005

The Company recorded compensation expense of $894,333 and $1,103,309 for the years ended December 31, 2005 and 2004 respectively in connection with stock options granted. As of December 31, 2005, approximately $1,994,000 in total compensation cost related to nonvested options remains to be expensed in future periods.

During the years ended December 31, 2005 and 2004, the Company issued to employees and a financial services firm warrants to purchase 3,300,000 and 4,800,000 shares, respectively, of common stock for prices ranging from $0.93 to $1.07 per share. During year ended December 31, 2005 the Company issued 2,025,630 shares of common stock in exchange for related warrants. The Company recognized $1,044,917 and $2,217,600 in 2005 and 2004, respectively, in expense in connection with the issuance of these warrants.

On December 7, 2005, the Company's Board of Directors approved, subject to shareholder approval, the Company's 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate may be granted: (1) options to acquire shares of the Company's common stock, (2) shares of restricted common stock, (3) stock appreciation rights, (4) performance-based awards, (5) "Dividend Equivalents", and (6) other stock-based awards. The Company is seeking shareholder approval at its 2006 shareholders' meeting for the future issuance of options under the 2006 Plan to allow its participants to acquire up to 10,000,000 shares of our common stock.

NOTE N - WARRANTS

A summary of the Company's warrants as of December, 31 2005 and 2004 is presented below:

                                                          2005                             2004
                                               ---------------------------      ----------------------------
                                                                 Weighted                        Weighted
                                                                 average                          average
                                                Warrants      exercise price     Warrants     exercise price
                                               ----------     --------------    ----------    --------------
Warrants outstanding at beginning or year       4,800,000       $     1.06              --      $       --
Granted to company officers                     2,450,000       $     1.51       4,400,000      $     1.00
Granted to a third party                          850,000       $     1.60         400,000      $     1.75
Expired                                                --       $       --              --      $       --
Exercised                                      (4,400,000)      $     1.00              --      $       --
                                               ----------       ----------      ----------      ----------
Warrants outstanding at end of year             3,700,000       $     1.55       4,800,000      $     1.06
                                               ==========       ==========      ==========      ==========

The value of warrants was estimated using the Black-Scholes option pricing model. (See Note I for Black-Scholes pricing assumptions).

NOTE O - COMMITMENTS

The Company is obligated under non-cancelable operating leases for its office facilities and two apartments used by its employees. Future minimum lease payments under the Company's non-cancelable operating leases as of December 31, 2005 are as follows:

Year ending Dec 31
----------------------
2006                                        $ 386,846
2007                                          320,848
                                            ---------
Total                                       $ 707,694
                                            =========

During the years ended December 31, 2005 and 2004, $285,993 and $41,957, respectively, were charged to operations for rent expense related to these operating leases.

NOTE P - RELATED PARTY TRANSACTIONS

As of December 31, 2005 and 2004 the amount due from (to) related parties consisted of the following:

                                                     2005                2004
                                                  ---------           ---------
DTNet, Inc. (1)                                   $      --           $ 134,317
DTNet International (1)                                  --             119,974
WQN, Inc.                                           161,530                  --
Mozart Communication                                     --              21,794
Com Laser                                                --               5,850
Other                                                    --             (36,533)
                                                  ---------           ---------
Total                                             $ 161,530           $ 245,402
                                                  =========           =========

(1) The above entities are related to a shareholder of the Company. These advances are unsecured, due upon demand and non-interest bearing. However, $250,000 of these amounts was written off as uncollectible in 2005.

In December 2004 the Company issued a $560,000 note payable to a shareholder, bearing interest at 3.75%, with an original maturity date of December 2005. In January 2005 the Company added another note payable for $1,040,000 to the same shareholder under similar terms. At December 31, 2005 and 2004, the outstanding balance of these notes was $1,572,894 and $560,000, respectively. The notes are currently due on demand.

Interest paid under these notes was $50,613 during the year ended December 31, 2005.

NOTE Q - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:

                                                    Year ended December 31,
                                                  2005                  2004
                                              -----------           -----------

Current benefit                               $ 7,479,000           $ 2,040,000
Deferred benefit                                1,051,000                    --
                                              -----------           -----------
  Subtotal                                    $ 8,530,000           $ 2,040,000
Less valuation allowances                      (8,530,000)           (2,040,000)
                                              -----------           -----------
  Net                                         $        --           $        --
                                              ===========           ===========

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

                                                      Year ended December 31,
                                                       2005               2004
                                                      -----              -----
Computed at statutory rate                               34%                34%
Value of options and warrants expensed,
  not deductible for tax purposes                        (4%)               --
Valuation allowance                                     (30%)              (34%)
                                                      -----              -----
Total                                                    --                 --
                                                      =====              =====

At December 31, 2005 the Company's net deferred tax assets consisted of the following:

Net operating loss carryforwards                                   $  9,519,000
Excess of goodwill impairment charge over
  tax basis amortization                                                773,000
Amortization of intangible assets                                       278,000
                                                                   ------------
  Subtotal                                                           10,570,000
Less valuation allowances                                           (10,570,000)
                                                                   ------------
  Total                                                            $         --
                                                                   ============

The Company's net operating loss carryforwards for federal income tax purposes were approximately $28 million as of December 31, 2005. These carryforwards expire in 2018 ($6,000,000) and 2019 ($22,000,000).

NOTE R - DISCONTINUED OPERATIONS

In December 2004, the Company decided to exit the tea business and sold its entire tea inventory, therefore, those transactions have been presented as discontinued operations for the year ended December 31, 2004.

Assets, liabilities, and results of the discontinued tea operations of the Millennia Tea Master division for 2004 are as follows:

Assets from discontinued operations:
Cash                                                                    $  4,419
Notes receivable from purchaser of tea (non-interest bearing
  due in four equal installments through December 31, 2005)              408,000
Tea inventory at net realizable value                                         --
Other assets                                                                  --
                                                                        --------
Total                                                                   $412,419
                                                                        ========

Liabilities from discontinued operations:
Due to related parties                                                  $     --
                                                                        --------
Total                                                                   $     --
                                                                        ========

Results from discontinued operations:
Revenues                                                                $408,613
Cost of sales                                                            263,302
                                                                        --------
Gross Profit                                                             145,311
Other expenses                                                                --
                                                                        --------
Income (loss) from discontinued operations                              $145,311
                                                                        ========

NOTE S - LEGAL PROCEEDINGS

MCI

      On April 8, 2005, Volo Communications, Inc. ("Volo") (a wholly-owned subsidiary of Caerus) filed suit against MCI WorldCom Network Services, Inc. d/b/a UUNET ("MCI WorldCom"). Volo alleges that MCI WorldCom engaged in a pattern and practice of over-billing Volo for the telecommunications services it provided pursuant to the parties' Services Agreement, and that MCI WorldCom refused to negotiate such overcharges in good faith. Volo also seeks damages arising out of MCI WorldCom's fraudulent practice of submitting false bills by, among other things, re-routing long distance calls over local trunks to avoid access charges, and then billing Volo for access charges that were never incurred.

      On April 4, 2005, MCI WorldCom declared Volo in default of its obligations under the Services Agreement, claiming that Volo owes a past due amount of $8,365,980, and threatening to terminate all services to Volo within 5 days. By this action Volo alleges claims for (1) breach of contract; (2) fraud in the inducement; (3) primary estoppel; and (4) deceptive and unfair trade practices. Volo also seeks a declaratory judgment that (1) MCI WorldCom is in breach of the Services Agreement; (2) $8,365,980 billed by MCI WorldCom is not "due and payable" under that agreement; and (3) MCI WorldCom's default letter to Volo is in violation of the Services Agreement. Volo seeks direct, indirect and punitive damages in an amount to be determined at trial.

      On May 26, 2005, MCI WorldCom filed an Answer, Affirmative Defenses, Counterclaim and Third-Party Complaint naming Caerus as a third-party defendant. MCI WorldCom asserts a breach of contract claim against Volo, a breach of guarantee claim against Caerus, and a claim for unjust enrichment against both parties, seeking an amount to be determined at trial. On July 11, 2005, Volo and Caerus answered the counterclaim and third-party complaint, and filed a third-party counterclaim against MCI WorldCom for declaratory judgment, fraud in the inducement, and breach of implied duty of good faith and fair dealing. Volo and Caerus seek direct, indirect and punitive damages in an amount to be determined at trial.

      On August 1, 2005, MCI WorldCom moved to strike most of Volo's and Caerus' affirmative defenses and demand for attorney's fees, and to dismiss Caerus' counterclaims. On October 6, 2005, the Court denied the motions in part, granted them in part with leave to amend, and deferred ruling on the motions in part. On October 13, 2005, Volo and Caerus filed amended affirmative defenses, and Caerus filed amended counterclaims.

      Discovery is in progress. MCI WorldCom has served requests for documents and for admissions and interrogatories on Volo and Caerus, to which Volo and Caerus have responded. Document production is ongoing. Volo has served document requests and interrogatories on MCI WorldCom. Volo has also initiated third party discovery. The Court on March 9, 2006 granted in part and denied in part motions to compel disclosures brought by Volo and MCI WorldCom. A pretrial conference is set for May 2, 2006. The Court has not issued a scheduling order or set a trial date. The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation.

Netrake

      The Company and its subsidiaries Caerus and Volo are involved in pending disputes with Netrake Communications ("Netrake") arising from an equipment purchase contract under which Volo agreed to purchase approximately $2,000,000 worth in Netrake telephonic equipment and software. The Company has paid approximately $200,000 on the contract but has withheld further payments due to dissatisfaction with the performance of the equipment. In arbitration pending in Dallas, Texas, Netrake has brought claim against the Company and its subsidiaries for (1) breach of contract in the amount of $1.8 million plus interest, (2) business disparagement, (3) misappropriation of trade secrets, (4) tortuous interference with prospective business relations and (5) conversion. Netrake also seeks to recover its attorneys' fees. Within this same arbitration Volo and Caerus seek damages against Netrake for breach of contract and breach of warranty claiming that the Netrake product did not perform in accordance with agreed upon specifications and warranties.

      Volo and Caerus have initiated litigation in Broward County, Florida claiming damages and recession against Netrake for alleged fraudulent misrepresentations, negligent misrepresentations, violation of Florida's Deceptive and Unfair Trade Practices Act and seeking declaratory relief. Netrake claims all of these claims fall within the arbitration clause of the equipment purchase contract, and has removed the action to arbitrate in Dallas.

      The Company is presently unable to determine what impact, if any, this arbitration and litigation will have on its financial condition or results of operations.

                           VOIP, INC. AND SUBSIDIARIES
           UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

The Following unaudited pro forma condensed combined financial statements are derived from and should be read in conjunction with the historical consolidated financial statements and related notes of VOIP, INC. ("VOIP" or the "Company"), CAERUS, INC. ("CAERUS"), and WQN, Inc. ("WQN").

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

The unaudited pro forma condensed combined statements of operation for the year ended December 31, 2005 assumes that the mergers of Caerus, WQN and the Company were consummated at the beginning of the respective periods.

The unaudited pro forma condensed combined statements of operations has been prepared based on currently available information and assumptions that are deemed appropriate by the Company's management. The pro forma information is for informational purposes only and is not intended to be indicative of the actual consolidated results that would have been reported had the transactions occurred on the dates indicated, nor does the information represent a forecast of the consolidated financial position at any future date or the combined financial results of the Company, Caerus and WQN for any future period.

                                    VoIP, Inc
         Proforma Condensed Combined Statement of Operations (Unaudited)
                          Year Ended December 31, 2005

                                                         VoIP, Inc     Caerus, Inc       WQN, Inc      Adjustments     Consolidated
                                                       ------------    ------------    ------------    ------------    ------------
 Revenues                                              $  3,277,323    $ 11,307,620    $ 31,790,296    $         --    $ 46,375,239

 Cost of sales                                            2,754,073      14,814,907      30,397,628              --      47,966,608
                                                       ------------    ------------    ------------    ------------    ------------

 Gross profit                                               523,250      (3,507,287)      1,392,668              --      (1,591,369)

 Operating expenses                                      19,393,232       6,558,373       5,024,616       3,968,437      34,944,658
                                                       ------------    ------------    ------------    ------------    ------------

 Loss from operations                                   (18,869,982)    (10,065,660)     (3,631,948)     (3,968,437)    (36,536,027)

 Interest expense                                         1,078,138         786,390              --         643,200       2,507,728
 Gain on sale of fixed assets                              (206,184)             --        (148,236)             --        (354,420)
 Provision for income taxes                                      --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

 Net loss before discontinued operations                (19,741,936)    (10,852,050)     (3,483,712)     (4,611,637)   ($38,689,335)
                                                       ------------    ------------    ------------    ------------    ------------

 Income from discontinued operations,
   net of income taxes                                           --              --              --              --              --

 Net Loss                                              $(19,741,936)   $(10,852,050)   $ (3,483,712)   $ (4,611,637)   $(38,689,335)
                                                       ============    ============    ============    ============    ============

Basic and diluted loss per share:                                                                                      $      (0.79)
                                                                                                                       ============

Weighted average number of shares outstanding                                                                            48,870,602
                                                                                                                       ============

              The accompanying notes are an integral part of this pro forma condensed combined statement of operations.

                           VOIP, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED
                              FINANCIAL STATEMENTS

(1) VoIP, INC. Basis of Presentation

Historical financial information for VoIP, Inc. for the year ended December 31, 2005 has been derived from VoIP, Inc.'s historical statements.

(2) Caerus, Inc. Basis of Presentation

Historical financial information for Caerus, Inc. for the year ended December 31, 2005 has been derived from Caerus, Inc.'s historical statements.

(3) Historical financial information for WQN, Inc. for the year ended December 31, 2005 has been derived from WQN, Inc.'s historical financial statements.

(4) VoIP, Inc. and Caerus, Inc. Merger

On June 1, 2005, the Company and Caerus, Inc. announced the closing of the merger of Volo Acquisition Corp., a wholly-owned subsidiary of the Company with and into Caerus, Inc. with Caerus, Inc. as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement'), executed on May 31, 2005 by the conversion of all Caerus, Inc. capital stock into 16,434,470 shares of common stock, par value $0.001, of the Company.

(5) On October 6, 2005, the Company purchased substantially all of the assets of WQN, Inc. relating to WQN's "Voice over Internet Protocol" business. Such assets consist of WQN's properties and infrastructure for its services platform for both retail and wholesale voice over internet business.

(6) Pro Forma Statements of Operations Adjustments

Adjustments to the pro forma Statements of Operations represent amortization of intangible assets and interest expense related to convertible debt recorded in connection with the acquisitions.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Caerus, Inc.
Altamonte Springs, Florida

We have audited the accompanying consolidated balance sheets of Caerus, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2004 and for period May 15, 2002 (date of inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caerus, Inc. as of December 31, 2004 and 2003, and the results of its operations and cash flows for the year ended December 31, 2004 and for the period May 15, 2002 (date of inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations, has a working capital deficit, and has significant unresolved litigation as discussed in Note 8 to the financial statements. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Moore Stephens Lovelace, P.A.
                                       -----------------------------------------
                                       Certified Public Accountants

                                       Orlando, Florida
                                       July 25, 2005

                                  CAERUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                     ASSETS
                                                                                         2004                2003
                                                                                     ------------        ------------
CURRENT ASSETS
Cash and cash equivalents                                                            $     19,414        $     25,078
Restricted cash                                                                            60,224                 196
Accounts receivable                                                                     2,098,598             358,522
Note receivable - related party                                                                --             179,974
Supplies, deposits and prepaid expenses                                                    70,999             350,199
                                                                                     ------------        ------------

                                                            TOTAL CURRENT ASSETS        2,249,235             913,969
                                                                                     ------------        ------------

PROPERTY AND EQUIPMENT
Telecommunications equipment and computers                                              6,390,973             732,205
Furniture and fixtures                                                                     61,960              21,624
Leasehold improvements                                                                    163,808             146,358
Purchased and developed software                                                          473,228             598,243
                                                                                     ------------        ------------
                                                                                        7,089,969           1,498,430
Less accumulated depreciation and amortization                                           (824,580)           (183,408)
                                                                                     ------------        ------------

                                                      NET PROPERTY AND EQUIPMENT        6,265,389           1,315,022
                                                                                     ------------        ------------

OTHER ASSETS
Deferred loan origination costs, net                                                      285,075                  --
Lease deposit and other                                                                    28,959              65,000
                                                                                     ------------        ------------

                                                                    TOTAL ASSETS     $  8,828,658        $  2,293,991
                                                                                     ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                $  7,137,293        $    452,094
Note payable                                                                            6,006,899                  --
Convertible notes payable - related party                                               1,830,000           1,050,000
Deferred revenue and customer deposits                                                     38,750              60,576
                                                                                     ------------        ------------

                                                       TOTAL CURRENT LIABILITIES       15,012,942           1,562,670
                                                                                     ------------        ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.01 par value; 50,000,000 shares authorized;
14,940,508 and 11,948,367 shares issued and outstanding, respectively                     149,405             119,484
Preferred stock - $.01 par value; 25,000,000 shares authorized;
-0- shares issued and outstanding                                                              --                  --
Additional paid-in capital                                                              4,618,253           2,952,184
Accumulated deficit                                                                   (10,951,942)         (2,340,347)
                                                                                     ------------        ------------

                                             TOTAL SHAREHOLDERS' EQUITY (DEFICIT)      (6,184,284)            731,321
                                                                                     ------------        ------------

                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)    $  8,828,658        $  2,293,991
                                                                                     ============        ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  CAERUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    For The Year Ended December 31, 2004, and
      The Period May 15, 2002 (Date of Inception) Through December 31, 2003

                                                                   2004           2002-2003
                                                                 ------------    ------------
                                                                                (Development
                                                                                   Stage)
SALES                                                            $ 14,379,365    $  1,191,287

COST OF SALES
Network and termination costs                                      15,103,149         900,681
Testing and sales concessions                                         662,052              --
                                                                 ------------    ------------

                                          TOTAL COST OF SALES      15,765,201         900,681
                                                                 ------------    ------------

                                           GROSS PROFIT (LOSS)     (1,385,836)        290,606
                                                                 ------------    ------------

OPERATING EXPENSES
Equipment and computer expenses                                       603,189          97,068
Office expenses                                                       228,108         206,215
Labor-related expenses                                              2,973,070       1,214,240
Professional fees                                                     814,243         400,872
Marketing                                                             217,835          16,689
Litigation settlement                                                 326,205              --
Rent, utilities and security                                          246,545         355,481
Taxes and licenses                                                     55,527          25,390
Travel, lodging and entertainment                                     163,555          90,928
Depreciation and amortization                                         641,172         183,409
Asset impairment charge                                               299,122              --
                                                                 ------------    ------------

                                               TOTAL EXPENSES       6,568,571       2,590,292
                                                                 ------------    ------------

                                         LOSS FROM OPERATIONS      (7,954,407)     (2,299,686)

OTHER EXPENSES
Interest expense, net                                                (657,238)        (19,654)
Other expense, net                                                         50         (21,007)
                                                                 ------------    ------------

                                                     NET LOSS    $ (8,611,595)   $ (2,340,347)
                                                                 ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  CAERUS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    For The Year Ended December 31, 2004, and
      The Period May 15, 2002 (Date of Inception) Through December 31, 2003

                                                              Common Stock
                                                            $.01 Par Value              Additional                       Total
                                                      ------------    ------------       Paid-In      Accumulated    Stockholders'
                                                         Shares          Amount          Capital        Deficit     Equity (Deficit)
                                                      ------------    ------------    ------------    ------------  ---------------
BALANCE - MAY 15, 2002                                          --    $         --    $         --    $         --     $         --

ISSUANCE OF FOUNDER STOCK                                5,400,000          54,000              --              --           54,000

SALE OF COMMON STOCK                                     6,186,592          61,866       2,721,909              --        2,783,775

ISSUANCE OF COMMON STOCK
FOR SERVICES                                               150,000           1,500          81,750              --           83,250

ISSUANCE OF COMMON STOCK
FOR PROPERTY AND EQUIPMENT                                 211,775           2,118         148,525              --          150,643

NET LOSS                                                        --              --              --      (2,340,347)      (2,340,347)
                                                      ------------    ------------    ------------    ------------     ------------

BALANCE - DECEMBER 31, 2003                             11,948,367         119,484       2,952,184      (2,340,347)         731,321


ISSUANCE OF COMMON STOCK                                   712,071           7,121         273,139              --          280,260

ISSUANCE OF COMMON STOCK
FOR DEBT                                                 2,280,070          22,800       1,097,200              --        1,120,000

ISSUANCE OF STOCK WARRANTS IN CONNECTION
   WITH SECURED NOTE-PAYABLE                                    --              --         218,813              --         218,813

EMPLOYEE STOCK OPTIONS - COMPENSATION
   EXPENSE RECOGNIZED                                           --              --          76,917              --           76,917

NET LOSS                                                        --              --              --      (8,611,595)      (8,611,595)
                                                      ------------    ------------    ------------    ------------     ------------

BALANCE - DECEMBER 31, 2004                             14,940,508    $    149,405    $  4,618,253    $(10,951,942)    $ (6,184,284)
                                                      ============    ============    ============    ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  CAERUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For The Year Ended December 31, 2004, and
      The Period May 15, 2002 (Date of Inception) Through December 31, 2003

                                                                                         2004         2002-2003
                                                                                      -----------     -----------
                                                                                                      (Development
                                                                                                         Stage)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                              $(8,611,595)    $(2,340,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Litigation settlement                                                                     326,205              --
Depreciation and amortization                                                             641,172         183,408
   Asset impairment charge                                                                299,122              --
   Amortization of deferred loan fees                                                      56,613              --
   Stock issued to Founder                                                                     --          54,000
   Stock issued for services                                                                   --          83,250
Expense related to employee stock options                                                  76,917              --
   Forgiveness of related-party loan                                                      415,323              --
Changes in:
Restricted cash                                                                           (60,028)           (196)
Accounts receivable                                                                    (2,066,281)       (358,522)
Supplies, deposits and prepaid expenses                                                   279,200        (415,199)
Other assets                                                                               36,041              --
Accounts payable and accrued expenses                                                   6,685,199         452,094
Deferred revenue                                                                          (21,826)         60,576
                                                                                      -----------     -----------

                                             NET CASH USED IN OPERATING ACTIVITIES     (1,943,938)     (2,280,936)
                                                                                      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                                                    (5,890,661)     (1,347,787)
Additions to related-party loan                                                          (235,349)       (179,974)
                                                                                      -----------     -----------

                                             NET CASH USED IN INVESTING ACTIVITIES     (6,126,010)     (1,527,761)
                                                                                      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                8,900,000       1,050,000
Repayment of note payable                                                                (993,101)             --
Proceeds from issuance of common stock                                                    280,260       2,783,775
Payments for loan origination costs                                                      (122,875)             --
                                                                                      -----------     -----------

                                         NET CASH PROVIDED BY FINANCING ACTIVITIES      8,064,284       3,833,775
                                                                                      -----------     -----------

                                                                NET CHANGE IN CASH         (5,664)         25,078

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            25,078              --
                                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $    19,414     $    25,078
                                                                                      ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Caerus, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Year Ended December 31, 2004 and For The Period May 15, 2002 (Date of Inception) Through December 31, 2003

NOTE 1 - DESCRIPTION OF BUSINESS

Caerus, Inc. and subsidiaries (collectively referred to as the "Company") were incorporated on May 15, 2002 and are wholesale providers of advanced telecommunications technologies and services to carriers and service providers, including Inter Exchange Carriers ("IXCs"), Competitive Local Exchange Carriers ("CLECs"), Internet Service Providers, Cable Operators and Enhanced Voice and Data Service Providers. Through its wholesale-only model, the Company has positioned itself as a "carrier's carrier" and offers protocol-agnostic packet switched technologies to address the gap between traditional communications and "next generation" platforms.

During the period May 15, 2002 (date of inception) to December 31, 2003, the Company was in the process of developing its resources, enhancing its proprietary technology, building a nationwide network with five physical interconnection points (cities), working with potential customers on testing its network, and attracting key engineering professionals; accordingly, the Company was considered to be a development stage enterprise. In January 2004, the Company became fully operational and management determined that the Company was no longer in a development stage.

The Company offers a comprehensive suite of Internet Protocol ("IP")-based broadband packet voice services, IP and Time Division Multiplexing ("TDM") origination/termination services, IP PBX-hosted services, and unified messaging services that include enhanced voice and data solutions. The suite of services is complemented by a Service Creation Environment that enables the Company to develop custom applications and features "on the fly" for its customers.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Company has incurred significant losses and negative cash flows from operations since its inception. Additionally, the Company has a working capital deficit of $12,763,707 and an accumulated deficit of $10,951,942 at December 31, 2004. Management continues to undertake steps as part of a plan to attempt to improve liquidity and operating results with the goal of sustaining Company operations. These steps include seeking (a) to increase high-margin sales; and
(b) to control overhead costs and operating expenses. Management plans, in this regard, to continue the implementation of a stabilized and fully operational network, adding recurring-revenue customers, attracting an experienced management team capable of building a profitable company, and securing funding to meet current obligations.

There can be no assurance that the Company can successfully accomplish these steps. Accordingly, the Company's ability to continue as a going concern is uncertain and dependent upon continuing to achieve improved operating results and cash flows or obtaining additional financing. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For financial presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash and Letters of Credit

Certain cash is restricted to support standby letters of credit which, in turn, support operating license bonds required by several states' regulatory agencies. These standby letters of credit are generally in force for one year with automatic one-year extensions. Maximum draws available to the beneficiary as of December 31, 2004 were $60,000. If the Company was required to obtain replacement standby letters of credit as of December 31, 2004 for those currently outstanding, it is the Company's opinion that the replacement costs would not significantly vary from the present fee structure.

Accounts Receivable

Accounts receivable result from the sale of the Company's services, net of estimated allowances. The Company estimates an allowance for doubtful accounts based on a specific-identification basis. The Company had no allowance for doubtful accounts as of December 31, 2004 and 2003.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated on a straight-line basis over the assets' useful lives, which range from three to ten years. Leasehold improvements are amortized over the estimated useful lives of the improvements, or the term of the lease, if shorter. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or other disposition of property, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is recognized in operations.

Under the Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," the Company expenses computer software costs related to internal-use software that is incurred in the preliminary project stage. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. The Company capitalized approximately $772,350 of costs incurred for internally developed software during the period from inception through December 31, 2004. Amortization of internal-use software over a 5-year estimated useful life commenced upon the software being placed in service beginning January 1, 2004. Amortization of internal-use software for the periods ended December 31, 2004 and 2003 was approximately $77,000 and $-0-, respectively. During 2004, the Company suspended a number of software development projects and, accordingly, recognized a related asset impairment charge of $299,122 in 2004.

Deposits

Deposits consist primarily of an equipment deposit, a refundable office lease deposit and various other deposits outstanding with service providers.

Deferred Revenue

Deferred revenue represents fees for services that have not yet met the criteria to be recognized as revenue.

Revenue Recognition

Revenue is recognized when earned. Revenue related to long distance, carrier access service and certain other usage-driven charges are billed monthly in arrears, and the associated revenues are recognized during the month of service.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financially reported amounts at each year-end, based on enacted laws and statutory rates applicable to the periods in which differences are expected to affect taxable income. As of December 31, 2004, the Company had a deferred tax asset of approximately $3,000,000, the components of which consisted primarily of the Company's net losses, fixed asset depreciation and stock-based compensation. Also at December 31, 2004, the Company had a net operating loss carryforward of approximately $11,000,000 for federal income tax purposes that will begin to expire in 2022, and that is subject to significant limitations based upon the occurrence of certain changes in ownership of the Company.

A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. Due to recurring losses since inception and the resultant uncertainty of the realization of the tax loss carryforward, the Company has established a 100% valuation allowance against the carryforward benefit. Accordingly, no provision/benefit for income taxes has been included in these consolidated financial statements.

Concentration of Credit Risk

Financial instruments that may subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company has investment policies and procedures that are reviewed periodically to minimize credit risk.

One customer represented approximately 98% and 90% of the Company's accounts receivable as of December 31, 2004 and 2003, respectively, and approximately 91% and 95% of the Company's revenues for the year ended December 31, 2004 and for the period May 15, 2002 (date of inception) through December 31, 2003, respectively. The loss of this customer would have a significant adverse affect on the Company's operations.

Concentration of Supplier Risk

One supplier represented approximately 86% of the Company's accounts payable as of December 31, 2004, and approximately 94% of the Company's cost of sales for the year ended December 31, 2004 (see Note 8).

Stock-based Compensation

The Company uses the fair value method of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation" in accounting for its stock options. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value for each option granted is estimated on the date of the grant using the minimum value method.

Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant management estimates affect the carrying value of, among other things, internal-use software, cost of goods sold (see Note 7), the estimating of the fair value of the Company's common stock (see Note 3), and the evaluation of existing disputes and claims (see Notes 7 and 8).

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

NOTE 3 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

During 2003, the Company issued two one-year convertible notes to a stockholder of the Company, $1,050,000 and $70,000 of which were funded in the periods ended December 31, 2003 and 2004, respectively. These notes accrued interest at 12% per annum, with all interest and principal due in September and December 2004. These notes, which had certain anti-dilution provisions and which were collateralized by substantially all of the assets of the Company, were converted into common stock in May 2004 (see Note 6) and the convertible notes were cancelled and the principal amount was satisfied in full.

The Company determined the conversion rates based upon its evaluation of the Company's common stock on the issuance dates. The Company's evaluations were based upon, among other things, peer company valuations, industry and market conditions, the Company's current financial position, terms and conditions of funding available to the Company at the time of issuance, etc.

During 2004, the Company issued two one-year convertible notes to a stockholder of the Company, totaling $1,830,000. These notes accrue interest at 12% per annum, with monthly principal and interest payments originally scheduled through August and November 2004. Restrictive covenants pertaining to the note payable discussed in Note 4 to these financial statements precluded payment of scheduled principal and interest on these notes; therefore, these notes are currently due. However, the same covenants preclude payment until the note described in Note 4 to these financial statements is paid in full. These one-year notes are collateralized by substantially all of the assets of the Company (see Note 8).

Interest expense incurred with respect to these notes during the year ended December 31, 2004 and the period May 15, 2002 (date of inception) through December 31, 2003, was $122,223 and $19,653, respectively.

Interest payments made with respect to these notes during the year ended December 31, 2004 and the period May 15, 2002 (date of inception) through December 31, 2003, were $42,560 and $-0-, respectively.

NOTE 4 - NOTE PAYABLE

In June 2004, the Company secured a $15,000,000 debt facility and drew down the first $7,000,000 traunch primarily for the purpose of funding network equipment purchases. These borrowings are repayable over a three-year period and bear interest at 12.5% per annum. Additional borrowings under this facility are contingent upon, among other things, the Company raising certain levels of additional equity financing. The loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected first-priority, secured interest in all of the Company's assets, as well as rights to preferred stock warrants (see Notes 6 and 8).

Interest paid under this debt facility during the year ended December 31, 2004, was $484,867.

The Company is currently in violation of several of the restrictive covenants in this debt facility. Under its provisions, the lender has the right to call the related note payable due. Accordingly, the full amount of the note at December 31, 2004 has been classified as current.

NOTE 5 - NOTE RECEIVABLE - RELATED PARTY

During the period May 15, 2002 (date of inception) through December 31, 2004, the Company advanced $415,323 to an officer of the Company. In 2005, these advances were characterized as compensation and were forgiven; accordingly, their carrying value was reduced to zero at December 31, 2004. In addition, the Company agreed to pay the related federal income tax withholding of approximately $104,000 on behalf of the related party, which was accrued at December 31, 2004.

NOTE 6 - STOCKHOLDERS' EQUITY

In June 2002, the Company increased its authorized shares to 100,000 shares of $0.01 par value common stock. In July 2002, the Company increased its authorized shares to 3,000,000 shares of $0.01 par value common stock and approved a 2-for-1 common stock split. In October 2002, the Company increased its authorized shares to 6,000,000 shares of $0.01 par value common stock. In July 2003, the Company approved an additional 3-for-1 common stock split and an increase in the authorized shares of common stock to 18,000,000. The Articles of Amendment for this amendment were not filed with the state of Delaware until 2004. The accompanying consolidated financial statements and related notes present all of these amendments as if they were affected for all periods presented.

In 2002, 5,400,000 shares of common stock were issued to the founder of the Company. These shares were recorded at their par value.

In 2002, the Company issued 150,000 shares of its common stock for legal services provided to the Company, which were recorded at their estimated fair value of $83,250.

During the period May 15, 2002 (date of inception) through December 31, 2003, the Company issued 5,965,957 shares of its common stock and received net proceeds of $2,783,775. Offering costs related to these sales consisted of the issuance of an additional 220,635 shares of the Company's common stock.

During the period May 15, 2002 (date of inception) through December 31, 2003, the Company issued 211,775 shares of its common stock in consideration for leasehold improvements and equipment, of which 190,211 of the shares were issued to the founder of the Company. These shares were recorded at their estimated fair value of $150,643.

In May 2004, $1,120,000 of convertible notes payable to a shareholder were converted into 2,280,070 shares of common stock.

In May and August 2004, the Company issued 500,000 and 212,071 shares of its common stock for cash of $100,000 and $180,260, respectively.

In May 2004, the Company authorized the issuance of up to 25,000,000 shares of $.01 par value preferred stock, the terms of which will be decided upon by the Company's Board of Directors.

In August 2004, the Company approved increasing the authorized common stock to 50,000,000 shares. However, the related state filing has yet to be effected.

Rights to Convert to Preferred Stock

At December 31, 2004, related parties held 12,989,445 shares of common stock that had the right to be converted into preferred shares; however, as of December 31, 2004, no shares of preferred stock had been issued by the Company (see Note 8).

Stock Options

During October 2004, the Board approved the Company's 2004 Stock Option Plan (the "Plan"), whereby 4,000,000 shares of the Company's common stock were reserved for issuance under the Plan to selected directors, officers, employees and consultants of the Company. As of December 31, 2004, options to purchase 2,164,969 shares of common stock for $0.85 per share were issued and outstanding under the Plan. These options expire ten years from the date of issuance. They vest from 36 to 48 months of employment following the date of option issuance. These options had an estimated fair value of $330,599 at the date of grant, using the minimum-value method with the following assumptions:

Expected life (in years)              10.0
Risk-free interest rate               2.0%
Dividend yield                        0.0%

Related 2004 compensation expense was $76,917, determined by amortizing the options' estimated fair value at grant date over their vesting period. The weighted average remaining contractual life of the options outstanding at December 31, 2004 was 9.8 years (see Note 8). The Company had no stock options outstanding at December 31, 2003.

Stock Warrants

In 2004, the Company granted a series of warrants to purchase shares of preferred stock, the specific terms of which had yet to be determined, at an exercise price of $0.85 per share, in conjunction with the long-term note payable issuance (see Note 4). These warrants expire at the earlier of ten years from their issuance date, or five years after a potential initial public securities offering. At the warrant holder's election, these warrants may be exercised on a non-cash basis whereby the warrant holder uses the surplus of the preferred stock's then-fair market value per share over the $0.85 exercise price as payment for the preferred stock purchased under these warrants.

These warrants had estimated fair values totaling $218,813 at their grant dates, recognized as additional paid-in capital and deferred loan origination costs. Additional information pertaining to these warrants issued and outstanding at December 31, 2004 is as follows:

Date Granted                                                            Shares
----------------------------------                                     ---------
June, 2004                                                             1,235,294
August, 2004                                                             766,020
October, 2004                                                            383,010
                                                                       ---------
Total Issued and Outstanding                                           2,384,324
                                                                       =========

Also in conjunction with the long-term note payable issuance (see Note 4), the Company granted warrants to purchase up to $1.0 million of common or preferred stock that may be issued in conjunction with any future securities offering of at least $5.0 million, upon the same price and conditions as afforded to third-party investors in said potential securities offering.

In August 2004, the Company issued warrants to purchase 150,000 shares of common stock to a former employee whose employment was terminated in June 2004. Such warrants are exercisable at $0.85 per share, and expire on June 26, 2006. The Company had no stock warrants outstanding at December 31, 2003.

NOTE 7 - OTHER COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2002, the Company entered into an operating lease for office space, which expires in February 2008. Approximate minimum future lease payments due under this operating lease, are as follows:

 Year Ending December 31,                                               Amount
-------------------------                                              ---------
       2005                                                            $ 196,000
       2006                                                            $ 202,000
       2007                                                            $ 208,000
       2008                                                            $  35,000

During the year ended December 31, 2004 and the period May 15, 2002 (date of inception) through December 31, 2003, $172,700 and $234,000, respectively, were charged to operations for rent expense related to this operating lease.

Legal and Regulatory Proceedings

The Company's 100%-owned subsidiary, Volo Communications, Inc., settled its breach of contract dispute related to a 2003 "take or pay" sales contract with the Company. In connection with this settlement, the Company wrote off its previously recorded account receivable of $326,205 in 2004.

Vendor Dispute

Certain transport and termination costs incurred by the Company are recorded at vendor invoice amount less any amounts that have been formally disputed, for which the Company expects to receive a credit. Disputed amounts are based upon management's detailed review of vendor call records and contract provisions; accordingly, the recorded transport and termination costs represent management's estimates of what is ultimately due and payable. During the year ended December 31, 2004, and the period May 15, 2002 (date of inception) through December 31, 2003, $4,500,000 and $2,500,000, respectively, of one vendor's charges were formally disputed. As of December 31, 2004, approximately $4,759,000 remained in dispute and are, therefore, not included in the accompanying financial statements (see Note 8). Differences between the disputed amounts and final settlements, if any, are reported in operations in the year of settlement.

Other

Telecommunications industry revenues are subject to statutory and regulatory changes, interpretations of contracts, etc., all of which could materially affect our revenues. Generally, our customers have sixty days from the invoice date to dispute any billed charges. Management reviews all billings for compliance with applicable rules, regulations and contract terms and believes that it is in compliance therewith; accordingly, no allowance has been recorded in the accompanying financial statements for potential disputed charges.

NOTE 8 - SUBSEQUENT EVENTS

Capital Stock Transactions

In February 2005, the Company issued 511,750 shares of Series B preferred stock for $818,800 cash. In May 2005, 7,289,445 shares of common stock were converted into 5,944,669 shares of Series A preferred stock. Both Series A and Series B preferred stock are convertible into common stock, and they carry voting rights equal to the equivalent number of common shares into which they are convertible. Also, both Series A and Series B preferred stock contain equal and ratable dividend and liquidation preferences over common stock.

Litigation

On April 8, 2005, Volo Communications, Inc. ("Volo") (a wholly-owned subsidiary of Caerus, Inc.) filed suit against MCI Worldcom Network Services, Inc. d/b/a UUNET ("MCI"). Volo alleges that MCI engaged in a pattern and practice of over-billing Volo for the telecommunications services it provided pursuant to the parties' Services Agreement, and that MCI refused to negotiate such overcharges in good faith. Volo also seeks damages arising out of MCI's alleged fraudulent practice of submitting false bills by, among other things, re-routing long distance calls over local trunks to avoid access charges, and then billing Volo for access charges that were never incurred. On April 4, 2005, MCI declared Volo in default of its obligations under the Services Agreement, claiming that Volo owes a past due amount of $8,365,980 through March, 2005, and threatening to terminate all services to Volo within 5 days. On April 12, 2005, MCI terminated all services to Volo. By these actions, Volo alleges claims for (1) breach of contract; (2) fraud in the inducement; (3) primary estoppel; and (4) deceptive and unfair trade practices. Volo also seeks a declaratory judgment that (1) MCI is in breach of the Services Agreement; (2) $8,365,980 billed by MCI is not "due and payable" under that agreement; and (3) MCI's default letter to Volo is in violation of the Services Agreement. Volo seeks direct, indirect and punitive damages in an amount to be determined at trial.

On May 26, 2005, MCI filed an Answer, Affirmative Defenses, Counterclaim and Third-Party Complaint naming Caerus, Inc. as a third-party defendant. MCI asserts a breach of contract claim against Volo, a breach of guarantee claim against Caerus, Inc., and a claim for unjust enrichment against both parties, seeking an amount to be determined at trial. On July 11, 2005, Volo and Caerus, Inc. answered the counterclaim and third-party complaint, and filed a third-party counterclaim against MCI for declaratory judgment, fraud in the inducement, and breach of implied duty of good faith and fair dealing. Volo and Caerus, Inc. seek damages in an amount to be determined at trial. MCI has filed a motion to strike certain of Caerus' affirmative defenses and a motion to dismiss Caerus' counterclaims. Discovery should commence shortly. While management is optimistic about the outcome of this litigation, it is currently unable to assess the ultimate likelihood of a favorable or unfavorable outcome; accordingly, no related provision or liability has been made in the accompanying financial statements.

Merger

On May 31, 2005, the Company consummated an Agreement and Plan of Merger ("Merger Agreement") with VoIP, Inc. ("VoIP") (OTCBB:VOII.OB), whereby 100% of Caerus, Inc.'s common and preferred stock, stock options and warrants were exchanged for the common stock of a wholly-owned subsidiary of VoIP. The VoIP subsidiary's name was then changed to Caerus, Inc. Also in conjunction with this merger, the holder of the $1,830,000 notes payable at December 31, 2004 referred to in Note 3 agreed to exchange those notes plus accrued interest for an equivalent number of shares of VoIP common stock valued at $1.23 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on April 17, 2006.

                                       VOIP, INC.

                                       By: /s/ B. Michael Adler
                                           -------------------------------------
                                           B. Michael Adler
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

                 Name                    Office                        Date


/s/ B. Michael Adler
----------------------------
B. Michael Adler                 Chief Executive Officer          April 17, 2006
                              (Principal Executive Officer)




/s/ David Sasnett
----------------------------
David Sasnett                    Chief Financial Officer          April 17, 2006
                                (Principal Financial and
                                   Accounting Officer)



/s/ George Firestone
----------------------------
George Firestone                        Director                  April 17, 2006





/s/ Stuart Kosh
----------------------------
Stuart Kosh                             Director                  April 17, 2006