Form 10QSB/A
period 2004-09-30
VOIP  INC
filed 2006-05-11
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB/A
(Amendment No. 2)

(Mark one)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
OF 1934

For the transition period from _________ to ________

Commission File Number: 0-28985

VoIP, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	75-2785941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12330 SW 53rd Street, Suite 712, Fort Lauderdale, FL 33330
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
YES    NO X

VoIP, Inc.

Form 10-QSB/A for the Quarter Ended September 30, 2004

Table of Contents

		Page
Part I - Financial Information

Item 1	Financial Statements	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Controls and Procedures	18

Signatures		21

Explanatory Note

VoIP, Inc. (the "Company") is filing this Amendment No. 2 to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (the "September 30, 2004 10-QSB"), which was originally filed on November 12, 2004, and amended on November 15, 2004. This Amendment No. 2 is being filed to restate the Company's financial statements for the three and nine months ended September 30, 2004, which were misstated, resulting in overstated revenues, expenses, receivables and payables, and understated net loss.

A portion of these misstatements was discovered by the senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the Company’s 2005 annual financial statements. These misstatements occurred in the financial statements of the Company's consolidated subsidiary, VCG Technologies, Inc., doing business as DTNet Technologies (“DTNet”), which was acquired in June 2004. The Company has therefore decided to restate its 2004 consolidated financial statements to correct these misstatements. The Company also intends to similarly amend its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, to restate the related comparative 2004 financial information contained therein.

In addition, this Amendment No. 2 restates the Company's financial statements for the three and nine months ended September 30, 2004 to include approximately $1.4 million in compensation expense relating to warrants and options issued to employees during the three months ended September 30, 2004.

This Amendment No. 2 revises (i) Part I, Item 1. Financial Statements to provide the restated financial statements and notes thereto for the three and nine months ended September 30, 2004; (ii) Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the restated results of operations for this same period; (iii) Part I, Item 3. Controls and Procedures to report management's assessment of the Company's disclosure controls as of the date of the filing of this Amendment; and (iv) the certifications required under Rules 13a-15 and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") so that they be dated as of a current date as required by Rule 12b-15 of the Exchange Act.

This Amendment No. 2 does not reflect events occurring after the filing of the September 30, 2004 10-QSB, and does not update or modify the disclosures therein in any way other than as required to reflect the amendments described above.

VoIP Inc.
Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited and Restated)

ASSETS

Current assets
Cash on hand and in bank	$237,524	$3,499
Accounts receivable	510,102	-
Inventory	369,944	251,534
Other current assets	133,412	4,425
Total current assets	1,250,982	259,458

Property and equipment, net	385,405	-
Goodwill and other intangibles	6,618,864	-
Other assets	15,572	-

TOTAL ASSETS	$8,270,823	$259,458

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$956,840	$-
Amounts due to affiliates	-	151,166
Other current liabilities	726,676	-
Total liabilities	1,683,516	151,166

Commitments and contingencies	-	-

Stockholders' equity
Common stock - $0.01 par value
100,000,000 shares authorized
20,859,434 and 1,730,939 issued
and outstanding, respectively	20,859	1,731
Additional paid in capital	13,269,812	731,208
Accumulated deficit	(6,703,364)	(624,647)
Total stockholders' equity	6,587,307	108,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,270,823	$259,458

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
	(As Restated)		(As Restated)

Revenues	$718,481	$5,075	$633,183	$4,291

Cost of Sales	620,404	1,268	561,481	1,048

Gross Profit	98,077	3,807	71,702	3,243

Operating expenses	6,176,794	57,428	5,719,438	25,238

Loss from operations,
before income taxes	(6,078,717)	(53,621)	(5,647,736)	(21,995)

Provision for income taxes	-	-	-	-

Net Loss	$(6,078,717)	$(53,621)	$(5,647,736)	$(21,995)

Loss per weighted average share of common stock outstanding - basic and fully diluted	$(0.55)	$(0.03)	$(0.29)	$(0.01)

Weighted average number of shares of common stock outstanding - basic and fully diluted	10,989,990	1,730,939	19,642,390	1,730,939

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2004	2003
	(As Restated)

Cash flows from operating activities:
Net loss	$(6,078,717)	$(53,621)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	2,964	-
Common shares issued for services	344,166	-
Warrants issued to employees	4,904,763	-
Changes in operating assets and liabilities
net of assets and liabilities acquired:
Accounts receivable	292,001	-
Inventory	(37,580)	1,229
Other current assets	(76,760)	(5,801)
Accounts payable	(223,618)	-
Other current liabilities	87,949	-
Net cash used in operating activities	(784,832)	(58,193)

Cash flows from investing activities:
Cash from acquisitions	104,862	-
Purchase of property and equipment	(43,550)	-
Purchase of other assets	(13,092)	-
Net cash provided by investing activities	48,220	-

Cash flows from financing activities:
Proceeds from sales of common stock	1,121,803	58,896
Due to affiliates	(151,166)	-
Net cash flow provided by financing activities	970,637	58,896

Net increase in cash	234,025	703

Cash at beginning of period	3,499	9

Cash at end of period	$237,524	$712

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.

Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

VoIP, Inc. (“the Company”) was incorporated on August 3, 1998 under its original name of Millennia Tea Masters, Inc. under the laws of the State of Texas.

On February 27, 2004 the Company entered into a stock purchase agreement that provided for the sale of 12,500,000 shares of its common stock in exchange for $12,500 and a commitment by the purchaser to contribute the assets of two start-up companies, eGlobalphone, Inc. (“eGlobalphone”) and VOIP Solutions, Inc. (VOIP Solutions”), which occurred effective April 15, 2004.

On April 13, 2004 the Company changed its name to VoIP, Inc. The Company and its subsidiaries develop and manufacture innovative IP telephony customer premise equipment in addition to premium voice over the internet subscriber based telephony services and state of the art long range WiFi technology solutions for residential and enterprise customers, including multimedia applications.

On June 25, 2004, the Company closed the acquisition of DTNet, a Florida corporation. The acquisition took the form of the issuance of 2,500,000 shares of the Company’s restricted common stock in exchange for all issued and outstanding shares of DTNet common stock.

On August 4th, 2004, the Company issued 4,400,000 warrants to two executives to acquire 4,400,000 shares at $1.00 per share.

Effective September 1st, 2004, the Company closed the acquisition of Vox Consulting Group, Inc., d/b/a VoIP Americas, a Florida corporation (“VoIP Americas”). The acquisition took the form of an exchange of 1,000,000 shares of the Company’s restricted common stock in exchange for all the issued and outstanding shares of VoIP Americas’ common stock.

During interim periods, the Company follows the accounting policies set forth in its Annual Report pursuant to Section 13 or 15(d) of the Exchange Act on Form 10-KSB filed with the United States Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles, and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Company’s Annual Report pursuant to Section 13 or 15(d) of the Exchange Act on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full fiscal year ending December 31, 2004.

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

NOTE B - RESTATEMENT OF FINANCIAL STATEMENTS

On March 22, 2006, the Company concluded that its consolidated financial statements for the three and nine months ended September 30, 2004 were misstated, resulting in overstated revenues, expenses, receivables and payables, and understated net loss. These misstatements were discovered by the senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the 2005 annual financial statements. The misstatements occurred in the financial statements of the Company's consolidated subsidiary DTNet, which was acquired in June 2004. The Company therefore restated its consolidated financial statements for the three and nine months ended September 30, 2004 to correct these misstatements. Adjustments to reduce (i) the overstatements of revenues and receivables; (ii) the overstatement of accounts payable; and (iii) the understatement of net loss, aggregated $296,584, $213,000, and $83,584, respectively, for the three and nine months ended September 30, 2004.

In addition, during the preparation of the financial statements for the quarter ended September 30, 2005, the Company discovered that it did not recognize in its 2004 financial statements the full amount of compensation expense that should have been recognized on warrants issued to employees, or the compensation expense for the vested portion of approximately 4,000,000 stock options issued to employees, during the three months ended September 30, 2004, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The compensation expense that was not recognized relating to these options and warrants was $1,384,763. The Company therefore decided to restate its consolidated financial statements for the three and nine months ended September 30, 2004 to correct these misstatements.

The following table sets forth the impact of these restatements on certain amounts previously reported in our consolidated financial statements for the three and nine months ended September 30, 2004:

Balance Sheet Data	As of September 30, 2004
	As Previously Reported	As Restated

Accounts receivable	$806,686	$510,102
Accounts payable	1,169,840	956,840
Additional paid in capital	11,885,049	13,269,812
Accumulated deficit	(5,235,017)	(6,703,364)

Statement of Operations Data	Nine Months Ended		Three Months Ended
	September 30, 2004		September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenue	$1,015,065	$718,481	$929,767	$633,183
Cost of goods sold	737,904	620,404	678,981	561,481
Operating expenses	4,887,531	6,176,794	4,430,175	5,719,438
Loss from operations	(4,610,370)	(6,078,717)	(4,179,389)	(5,647,736)
Net loss	(4,610,370)	(6,078,717)	(4,179,389)	(5,647,736)
Net loss per common share	(0.42)	(0.55)	(0.21)	(0.29)

NOTE C - GOING CONCERN

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

The restated revenues through third quarter 2004 are $718,481, and show an increase of 14,057% compared to the same period of 2003.

Accordingly, with the acquisitions consummated during previous quarters and the projected results for the year, management considers that the Company is no longer in the development stage.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, eGlobalPhone, VoIP Solutions, DTNet, and VoIP Americas from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

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

Organization costs

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

Earnings (loss) per share

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

Stock Based Compensation

The Company applies the fair value method of SFAS No. 123 in accounting for its stock options. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value for each option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of all vested options granted has been charged to salaries, wages, and benefits in accordance with SFAS No. 123.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE F - RELATED PARTY TRANSACTIONS

As of December 31, 2003, the Company has amounts payable to affiliated entities and/or officers of approximately $151,000. These advances are unsecured, due upon demand and are non-interest bearing.

NOTE G - WARRANTS

On August 4th, 2004, the Company issued 4,400,000 warrants to two executives to acquire 2,200,000 shares of restricted common stock at $1.00 each. Related compensation expense of $2,217,600, was recognized for the three and nine months ended September 30, 2004.

NOTE H - STOCK OPTIONS

A total of 4,000,000 shares of common stock have been reserved for issuance under the Company's 2004 Employee Stock Option Plan. The Company accounts for the fair value of its grants under its 2004 Stock Option Plan in accordance with SFAS No. 123. The related compensation cost that has been charged against income for the three and nine months ended September 30, 2004 was approximately $1.1 million.

NOTE I - ACQUISITIONS

On May 25, 2004 (but effective for all purposes as of April 15, 2004), the Company completed the acquisition of two Florida-based subsidiaries, eGlobalphone and VoIP Solutions. Contribution of these start-up companies was the basis for the original decision to issue a controlling block of shares of common stock to Mr. Steven Ivester. eGlobalphone, Inc. and VoIP Solutions, both Florida corporations.

In June 2004, the Company acquired DTNet. The acquisition took the form of an exchange of 2,500,000 shares of the Company's common stock in exchange for all issued and outstanding shares of DTNet common stock. The Goodwill amounting to $5,210,563 is the difference between the fair market value of the DTNet assets as of the date of acquisition, and the valuation of 2,500,000 Company shares at market value at that date.

In September 2004, the Company closed the acquisition of VoIP Americas,. The acquisition took the form of an exchange of 1,000,000 shares of the Company’s restricted common stock in exchange for all issues and outstanding shares of VoIP Americas’ common stock. The Goodwill amounting to $1,408,301 is the difference between the fair market value of the VoIP Americas assets as of the date of acquisition, and the valuation of 1,000,000 shares of the Company’s common stock at market value at that date.

NOTE J - SUBSEQUENT EVENTS

On November 11th, 2004, the Company closed a subscription agreement to sell 1,937,500 shares of common stock to four investors for net proceeds to the Company of approximately $1,400,000. The Company also issued Class A five-year warrants to purchase a total of 589,250 shares of common stock at an exercise price of $1.75 per share, and Class B warrants to purchase a total of 968,700 shares of common stock for an exercise price of $1.20 per share during a 30 day period following the effectiveness of a registration statement to register the resale of all shares issued.

VoIP, Inc.
Unaudited Proforma Combined Statement of Operations
Nine Months Ended September 30, 2004

	VoIP Inc.	eGlobalphone	Voip Solutions	DTNet Technologies	Voip Americas	Proforma Combined
	(As Restated)	(1)	(1)	(2)	(3)

Revenues	$718,481	$-	$19,510	$1,048,672	$1,201,263	$2,987,926

Cost of Sales	620,404	-	12,031	824,635	1,346,943	2,804,014

Gross Profit	98,077	-	7,479	224,037	(145,681)	183,912

Employee compensation and
other operating expenses	6,176,794	64,273	1,562	479,352	136,924	6,858,905

Income (loss) from operations	(6,078,717)	(64,273)	5,917	(255,315)	(282,604)	(6,674,992)

Other income (expense)	-	-	-			-

Income (loss) before income taxes	(6,078,717)	(64,273)	5,917	(255,315)	(282,604)	(6,674,992)

Provision for income taxes	-	-	930	-	-	930

Net Income (Loss)	$(6,078,717)	$(64,273)	$4,987	$(255,315)	$(282,604)	$(6,675,922)

Loss per weighted share of common stock outstanding - basic and fully diluted						$(0.36)

Weighted average number of shares of common stock outstanding - basic and fully diluted						18,634,434

The above pro forma combined statement of operations for the nine months ended September 30, 2004 assumes that the acquisitions of eGlobalphone Inc., VoIP Solutions, Inc., DTNet, and VoIP Americas were consummated on January 1, 2004.

These pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

Notes:
(1) Represents the results of operations from January 1, 2004 to April 15, 2004.
(2) Represents the results of operations from January 1, 2004 to June 25, 2004.
(3) Represents the results of operations from January 1, 2004 to August 31, 2004.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Financial Information

On March 22, 2006, we concluded that our consolidated financial statements for the three and nine months ended September 30, 2004 were misstated, resulting in overstated revenues, expenses, receivables and payables, and understated net loss. These misstatements were discovered by the senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005 during their review and analysis in connection with the preparation of the 2005 annual financial statements. The misstatements occurred in the financial statements of our consolidated subsidiary DTNet, which was acquired in June 2004. We have therefore decided to restate our consolidated financial statements for the three and nine months ended September 30, 2004 to correct these misstatements. Adjustments to reduce: (i) the overstatements of revenues and receivables; (ii) the overstatement of accounts payable; and (iii) the understatement of net loss, aggregated $296,584, $213,000, and $83,584, respectively, for the three and nine months ended September 30, 2004.

In addition, during the preparation of the financial statements for the quarter ended September 30, 2005, we discovered that we did not recognize in our 2004 financial statements the full amount of compensation expense that should have been recognized on warrants issued to employees, or the compensation expense for the vested portion of approximately 4,000,000 stock options issued to employees, during the three months ended September 30, 2004, in accordance with SFAS No. 123. The compensation expense that was not recognized relating to these options and warrants was $1,384,763. We therefore decided to restate our consolidated financial statements for the three and nine months ended September 30, 2004 to correct these misstatements.

The following table sets forth the impact of the restatement on certain amounts previously reported in our consolidated financial statements for the three and nine months ended September 30, 2004:

Balance Sheet Data	As of September 30, 2004
	As Previously Reported	As Restated

Accounts receivable	$806,686	$510,102
Accounts payable	1,169,840	956,840
Additional paid in capital	11,885,049	13,269,812
Accumulated deficit	(5,235,017)	(6,703,364)

Statement of Operations Data	Nine Months Ended		Three Months Ended
	September 30, 2004		September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenue	$1,015,065	$718,481	$929,767	$633,183
Cost of goods sold	737,904	620,404	678,981	561,481
Operating expenses	4,887,531	6,176,794	4,430,175	5,719,438
Loss from operations	(4,610,370)	(6,078,717)	(4,179,389)	(5,647,736)

For discussion of the impact of these restatements on current management’s evaluation of disclosure controls and procedures, the separate Board of Directors investigation of these misstatements and the steps we are taking to address concerns associated with these misstatements, see Item 3. “Controls and Procedures.”

Results of Operations

For the respective quarters ended September 30, 2004 and 2003, we had revenues of $633,183 and $4,291.

For the respective nine month periods ended September 30, 2004 and 2003, we had revenues of $718,481 and $5,075.

The significant increase in revenues was provided primarily by VoIPAmericas and DTNet. We acquired DTNet in June 2004 and VoIPAmericas in September 2004. DTNet provides customer premises equipment to cable and DSL Internet providers throughout North America. DTNet sales were approximately $4.7 million in 2003. VoIPAmericas revenues for the first nine months of the year were $1.4 million. We believe that the acquisitions of DTNet and VoIPAmericas will provide proven distribution channels and leadership in sales throughout the Americas. DTNet and VoIPAmericas complement our strategy to deliver voice over internet protocol (“VOIP”) over a wireless local loop and deliver service provider solutions to cable operators.

Net losses for the respective quarters ended September 30, 2004 and 2003 were $5,647,736 and $21,955. Net loss per share was approximately $0.29 and $0.01 respectively for each period. Total net losses for the respective nine months ended September 30, 2004 and 2003 were $6,078,717 and $53,621. Net loss per share was approximately ($0.55) and $(0.03) respectively for each nine month period. This included compensation expense of $3,334,600 related to warrants and options issued to employees during the three and nine months ended September 30, 2004. Additionally, there is an increase of $884,937 in operating costs attributable primarily to start up operations.

Liquidity and Capital Resources

Liquidity for the period from inception through September 30, 2004 has been mainly provided by sales of common stock through private placements and borrowing from affiliates.

We anticipate that all working capital requirements for the current annual period will be satisfied from the operation of the newly acquired business and the sales of additional common shares through private placements.

As mentioned in Note J - Subsequent Events in the consolidated financial statements, in November 2004 we formalized funding in the amount of $1,550,000 by issuing 1,973,500 shares of common stock to four subscribers.

The Company’s Plans of Operations are as Follows:

eGlobalphone - a wholly owned subsidiary of the Company

We will market our subscriber base’s broadband telephony service to business and residential consumers through its eGlobalphone subsidiary. eGlobalphone service requires that customers have a high-speed Internet connection to their home or business. A growing number of households and business both in the United States and abroad have access to these broadband connections through their local cable or telephone company. Broadband penetration in the United States is about 58% and is expected to reach 70% by 2007.

We plan to expand our service footprint monthly, concentrating primarily on the major United States metropolitan areas. Our plans is to launch service in over 200 markets by year's end as part of our strategic focus on IP-based communications services. International markets will be opened in parallel with domestic U.S. markets, but at a slower pace and only as market demand is evidenced. Even with the speed constraints of such an international expansion, we anticipate that a significant portion of customers added to the network will not be based in the United States. Due to the nature of IP telephony, these markets are not significantly more complex to weave into the existing back-office design, though often there are regulatory issues in each nation which must be managed appropriately.

eGlobalphone plans to support the marketing of eGlobalphone service with an extensive communications campaign that will include mass market advertising on television, radio and in print and through direct mail, virtual marketing and online advertising in addition to an extensive network of resellers through out the world. We have emphasized sales in the international marketplace through resellers and wholesalers, believing that the need for a less expensive service is vital in many countries globally. We will seek marketing partners in each country that is identified as a potential market in order to provide a local presence. Manuals, interfaces, voice prompts, and operators will be tailored for the primary language of the nationality, and the sales force will operate locally to provide "high-touch" comfort to these localized markets. A major opportunity for resale is being developed with a private retail wireless vendor, to allow for a very "high-touch" interaction with customers. This model has proven to be successful in wireless sales, and it is believed that the same marketing strategy and distribution channel will be successful for other telephony services that we can offer consumers.

Customers can access the eGlobalphone network for long-distance telephony from any high speed Internet connection anywhere in the world. The eGlobalphone service provides a two line patent-pending Multimedia Terminal Adaptor (“MTA”) with built-in router and many enhanced functions such as Quality of Service (“QoS”) bandwidth management, failure-resistant backup systems, and low-bandwidth codec support. The MTA is manufactured by iCable System Co. Ltd., a Korean company that is contractually tied to VoIP Solutions, a wholly owned subsidiary of the Company. By having our own propriety MTA with custom designed enhanced features we feel that we have a distinct advantage over our competition based on these enhancements and our patent pending 911 emergency access. eGlobalphone is believed to be the only VoIP company offering 911 emergency access and integration with the existing infrastructure without the use of a third party database. This proprietary system utilizes an automated switching circuit to route the call to the user's local emergency service provider (911 call center) and will also "fail safe" in the event of a power outage or Internet service interruption.

There are significant new features that the Cplatform to function as a flexible telephony tool for end users and not merely be a replacement for traditional telephony. Much in the same way that cell phone features have driven the successful launch of new companies in the mobile market, eGlobalphone believes that a combination of features in the hardware and service will quickly develop the customer base.

VoIP Solutions, Inc. - a wholly owned subsidiary of the Company

Our VoIP Solutions subsidiary is an emerging global service provider of VoIP based solutions to internet service providers, telecommunications service providers and cable operators in strategic countries around the world. The Company, through its subsidiary, provides a comprehensive portfolio of IP multimedia-based solutions ranging from subscriber based voice services, to SIP based infrastructure design and deployment, to broadband customer premise equipment design and implementation services, as well as engineering design, manufacturing and distribution of wireless broadband technology. We have applied for a patent for our state of the art VoIP MTA, which today supports the FCC Commission's desire for VoIP providers to deliver emergency 911 calling to the marketplace.

Services (Virtual Service Provider)

We plan to support marketing of the VoIP Solutions subsidiary with an extensive communications campaign that will include mass market advertising directly to industry leaders, and through direct mail, viral marketing and online advertising in addition to an extensive network of value added resellers through out the world. The biggest problem facing small carriers and cable operators is that they lack the money to build a telephone network. Prior to this year, getting into voice was considered capital and staff intensive, which put it out of reach for small and medium-level operators, thus one of the primary reasons that VoIP Solutions has been created. We have entered into the market to offer the 'back office' infrastructure to make voice possible for small and medium-sized cable companies, internet service providers (“ISPs”) and MSOs. There are significant cost savings provided by the economy of scale realized by combining many operators into a single yet compartmentalized product offering. Each customer remains in control of their customer base and product offerings, yet needs to spend only a tiny fraction of what would be required to implement such a system in-house. We term this product offering our Virtual Service Provider (“VSP”) model.

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

On July 14, 2004 we announced our first VSP partner, and continue to establish our products in a niche market with small- and medium-sized cable companies, IPSs and MSOs. We plan to add over 10 VSP partners by the December 31, 2004, year end.

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

Our experience in the IP networking and VoIP technology arenas allow us to offer rapid project assessment and subsequent deployment of a voice services infrastructure to a customer with an existing IP network such as an ISP, CLEC (competitive local exchange company), PTT (public telephone and telegraph) and a PCO (private cable operator). Our solutions involve delivery of portions of a SIP-based infrastructure (cost-effective media gateways, transcoding solutions, or session initiation protocol (“SIP”) proxies) or a full turn-key system with components that are custom designed to work with each other as parts of our outsourced service offering (billing system, invoice system, least-cost-routing, rate import/exports, etc.). Our combined technology, expertise, resources within the telephony community, and ability to provide right-priced solutions comprise a strong value combination for our customers as they bring their existing base of internet users into a VoIP product line.

Services provided in a potential VoIP Solutions package to customer include:
•	Billing systems/platform;
•	Customer premise equipment (“CPE”);
•	Service and application design;
•	Switching platforms;
•	Back Office/OSS systems;
•	Telephone number management applications;
•	Auto CPE provisioning systems;
•	Wholesale call termination;
•	Installation and training;
•	Support agreements; and
•	Consultancy.

Hardware

Our strategy is to be a recognized worldwide leader in providing IP telephony, customer premise equipment in addition to premium voice over the Internet subscriber based telephony services. Our VSP customers require extremely close integration of equipment and services, so we have designed and implemented provisioning systems and device firmware that matches our product offerings precisely. However, this same provisioning and firmware design is also applicable to other VoIP networks if appropriately marketed. Our experience with various SIP customer premise devices has led it to develop specific feature sets and innovative designs which have applications outside of our VSP service offering. It is clear that capturing the entire market with a combined service and hardware platform is overly ambitious, but there has been significant demand for the hardware platform by itself for integration into enterprise or other wholesale SIP solutions offered by other vendors. Rather than deny that demand, we have developed a marketing strategy that sells its hardware and provisioning systems as "standalone" products for those customers who have specific requirements for high-quality and scalable volume customer premise equipment.

We maintains a stock of all VoIP Solutions’ products for sale to end-users, carriers and resellers. Included is the flag Ssip product MTA. The MTAs are manufactured with varying options to meet the demands of today's network operators for tomorrows future IP networks, products include:

VoIP MTA (SIP)
•	MTA-102 - 2 lines VoIP;
•	MTA-102C - 1 line VoIP, 1 line PSTN;
•	MTA-102W - 2 lines VoIP / LAN (802.11b) or (g);
•	MTA-102CW - 1 line VoIP, 1 line PSTN / LAN (802.11b) or (g);
•	A201C - 1 line VoIP, 1 line PSTNMTA-A201W - 2 lines VoIP / LAN (802.11b) or (g); and
•	A201CW - 1 line VoIP, 1 line PSTN / LAN (802.11b) or (g).

We have developed intellectual property and software for the soft switch platform and associated applications developed for the eGlobalphone service. This includes source code for the switching servers and related application servers. An agreement with Porta One provides access to software source code and database schemas that permit custom application, layer development and integration. Along with the billing and back office application, VoIP Solutions can supply all of the components, services and customization to fully equip a VoIP Telco.

VoIP Americas - a wholly owned subsidiary of the Company

In September 2004, we acquired VoIP Americas, a Miami-based firm providing services and long-distance call termination/origination via VoIP protocols. Their focus has been to sell to wholesale and large enterprise VoIP-enabled gateway operators as a cost-effective alternative to switched (TDM) termination.

VoIP Americas is firmly committed to applying state of the art business practices to all aspects of operations including a strong alternate channel program for sales and marketing. By partnering with leading IP PBX manufacturers, distributors, and integrators, VoIP Americas will be able to easily and efficiently target this lucrative and underserved market. By enhancing the value proposition of owning a next generation PBX, channel partners will be able to increase adoption and enjoy residual revenue streams. In return, VoIP Americas will enjoy ready access to this explosive segment, and be able to leverage built-in VoIP adoption. Their products are as follows:

VoIP800(TM) & VoIPDID(TM)

VoIP800(TM) and VoIPDID(TM) allows emerging carriers to offer U.S. local numbers and toll free numbers to their customer base. The key differentiator of these services is the instant on-line provisioning, which reduces the time to market from months to minutes. Three service levels will be offered:

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

Wholesale VoIP

VoIP Americas’ highest revenue generating product is wholesaleVoIP™, which allows emerging carriers from around the world to terminate U.S., Canada and International traffic via SIP and H323. Setup is performed online allowing customers to interconnect immediately. Typical carrier customers are small to midsized ITSP firms seeking good rates and high quality of service. Often, it is possible for these carriers to achieve better rates to directly neighboring nations by looping their calls through the United States due to volume discounts, which means VoIP Americas is well-positioned to terminate this international traffic for existing customers as well as new customers brought on by the VSP offering. The features of wholesale VoIP™ are:

•	Immediate provisioning;
•	Real time billing;
•	H323 and SIP support;
•	Competitive pricing; and
•	Low volume commitments.

Corporate VoIP

Perhaps the most exciting product offering in the line up, CorporateVoIP™ is intended to fill the wide niche that is currently being ignored by the large traditional TDM carriers. This product is simply intended to provide dial tone and termination services to existing users of IP PBX's via VoIPtrunking™ over the Internet. While many service providers including XO, MCI and Bell South offer IP Centrex, the existing IP PBX operator has no alternative but to provision expensive gateways, typically on PRI lines which cost hundreds or thousands of dollars per month depending on location and hardware requirements. The CorporateVoIP™ offering allows almost instant configuration of trunking to IP-enabled PBX systems and delivery of products over existing broadband corporate Internet connectivity. The advantages of the products are:

•	Immediate self service on-line provisioning;
•	Full access to DID & toll free inventory of Real Time CDR's;
•	"Try before you buy" - service has very little cost associated and does not require any physical provisioning; and
•	Extensive cost, and provisioning cycle savings for end user.

Going forward, this product can easily be extended to support a VoIP appliance for legacy PBX users. This appliance can come in multiple configurations (FXS; FXO; 1 T-1; 4 T-1's). Sample production cost for the appliance is $1,100.00 for 1 T-1 configuration. Development and feature specifications on a product of this type, if offered, are still pending.

The combination of VoIP Americas' current long-distance contracts and infrastructure are a perfect compliment to the VSP offerings of the VoIP Solutions VSP offerings. By bundling minute termination/origination at even better wholesale rates, plus hardware and back office, the customer is served by this combined offering on a single bill instead of negotiating separately for each component. VoIP Americas is currently blending its network and termination infrastructure with the rest of the Company, and significant cost savings have already been realized due to better rates and reduction of redundant expenses.

DTNet, a Wholly Owned Subsidiary of the Company.

DTNet is a primary importer and distributor of cable network components, cable modems, ADSL modems, wireless products and other Customer Premise Equipment for the cable and Telco industries. Established in 1999, its 1,000 plus clients include AT&T, Comcast, Cox Cable, Bell South, Time Warner as well as regional and local Multiple Service Operators (MSO's). With the addition of the products from the Company, specifically the MTA and the VSP solution, 2005 sales are projected to reach $7.5 million. DTNet has established itself as a respected supplier to the cable industry. This includes a strong relationship with the National Cable Television Cooperative (NCTC) representing over 1,000 cable operator members.

VoIP Inc. acquired 100% of DTNet on June 25, 2004 through a stock purchase. In addition to the existing business and revenues, the acquisition provided the Company with direct access to a valuable market and a nationwide sales force to sell its products and services. There is also a demand within the group for the existing products distributed by DTNet. Additionally, the existing customer base of DTNet consists of firms which are the primary target for other VoIP, Inc. products. This customer base and the existing relationships that DTNet has developed is one of the primary benefits of the acquisition strategy.

The desire of cable companies to diversify their service offerings to increase their revenue and profitability will be the motivation for interest in the combined offerings of DTNet and our newly combined abilities and product lines.

We previously announced a joint venture arrangement known as iMax Solutions with iCable Co., Ltd. (“iCable”) to market iCable products in the Western Hemisphere. Such venture required a $5 million capital contribution from the Company in exchange for sales contracts and leads from iCable that would be divided 51% to VoIP and 49% to iCable. We determined that our resources would be better utilized by terminating the arrangement and developing its own wireless fidelity technology through proprietary research and development and smaller scale acquisitions.

On September 01, 2004 we negotiated the relationship with iCable for a distribution agreement for North America and South America. This agreement appoints the Company as the exclusive distributor for certain iCable products including VoIP ADSL Modems A201, A201C, A201W, A201CW, VoIP Cable Modems C102, C101C, C102W, C101CW, and MTAs G102, G102C, G102W, and G101CW. As part of the new agreement-in-principle, iCable is no longer obliged to warrant the sales revenue of iMax. This increases our holding to 100% of iMax Solutions Inc.

Recent Developments

We have recently made a number of announcements regarding key business development milestones that should start to materially contribute to our revenues and profitability improvement during the last quarter of 2004.

On October 19, 2004, we announced at the fall VON 2004 conference that we had signed a VSP contract with J & N Cable Systems, a PCO located in the western U.S. serving 10 cities in two states. J & N Cable Systems will offer VoIP telephone service to its customer base, allowing those customers to bypass traditional phone companies, signaling the start of a technological shift that could change the cable industry--one of the biggest and most important industries in the U.S. economy.

On October 8, 2004, we announced that we had been awarded a VoIP Service Provider Award by Technology Marketing Corporation's (“TCM”) INTERNET TELEPHONY magazine at the INTERNET TELEPHONY Conference and EXPO Fall 2004 in Los Angeles. The three day event is the largest VoIP trade show in the world. The INTERNET TELEPHONY VoIP Service Provider Award is presented to companies whose VoIP visions have delivered on the promise of excellence for their clients in a genuine and measurable way.

On September 29, 2004, we announced that VoIP Americas has been named to the 2004 "pulver100", which is the VoIP industry's premiere listing of growth companies that represent the future of the communications ecosystem. VoIP Americas has been named to the list due to its most prestigious listing of growth companies that represent the future of the communications ecosystem.

On September 24, 2004, we announced a one million minute increase in our wholesale traffic division VoIP-Americas. VoIP Americas is a wholly-owned subsidiary of the Company and comprise the wholesale VoIP traffic division.

On September 15, 2004, we announced that our wholly owned subsidiary, VoIP Solutions, has received a purchase contract for its MTA-V102 Multimedia Terminal Adapters valued at more than $1 million (USD) from FMC Telecom of Davie, Florida.

On August 16, 2004, we announced the expansion of our residential and business VoIP phone service, eGlobalphone. The expansion includes Texas, Ohio, Washington, Pennsylvania, North Carolina, Michigan, Minnesota and Missouri. The availability of the eGlobalphone service to residents and businesses in eight additional states marks the commitment by the Company, the parent company of eGlobalphone, to meet the needs of customers globally, offering a high-tech alternative for their communications needs.

On July 14, 2004we announced that we had signed a VSP agreement with VOIP-4U, a United Kingdom-based Telco. Under the agreement, we will supply their proprietary media gateways for local Interconnection with British Telecommunications service providers in addition to supplying MTAs from its wholly owned subsidiary, VoIP Solutions Inc. Additional equipment supplied will include ADSL Modems with built in MTA and router function that combines a DSL modems with Voice.

On July 13, 2004, we announced the unveiling of our VSP resale model for service providers. Using the industry-leading SIP protocol and a flexible back-end billing and call routing service, we announced a new service for network service providers. We will be offering a complete VoIP solution that enables internet service providers to offer low cost VoIP services to their customers quickly and without the normal high cost of a program rollout.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officers, also conducted an evaluation of our Company’s internal control over financial reporting and identified three control deficiencies, which in combination resulted in a material weakness.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of September 30, 2004. The control deficiencies identified by our management and the Certifying Officers which in combination resulted in a material weakness were (a)  misstatements in amounts reported for a consolidated subsidiary, and (b) insufficient personnel resources with appropriate accounting expertise.

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers conclude that our disclosure controls and procedures were ineffective as of September 30, 2004.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and, that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the our assets that could have a material effect on the financial statements.

 Our management, including the Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of September 30, 2004, and have concluded that we had the following control deficiencies as of September 30, 2004 that, when combined, resulted in a material weakness:

(a)
In March 2006, during their review and analysis of 2005 results and financial condition in connection with the preparation of the 2005 financial statements and the 2005 Form 10-KSB, our senior financial management discovered certain overstatements of the revenues, expenses and receivables reported, and understatement of net loss, for our consolidated subsidiary DTNet. Based upon an assessment of the impact of the adjustments to our financial results arising from this matter, we have restated the financial information presented in this Form 10-QSB/A for the period ended September 30, 2004. Adjustments to reduce: (a) the overstatements of revenues and receivables; (b) the overstatement of accounts payable; and (c) the understatement of net loss, aggregated $296,584, $213,000, and $83,584, respectively, for the three and nine months ended September 30, 2004.

(b)
During the preparation of the financial statements for the period ended September 30, 2005, we discovered that we did not recognize in our 2004 financial statements the full amount of compensation expense that should have been recognized on warrants issued to employees, or the compensation expense for the vested portion of approximately 4,000,000 stock options issued to employees, during the three months ended September 30, 2004, in accordance with SFAS No. 123. The compensation expense that was not recognized relating to these options and warrants was $1,384,763. We therefore decided to restate our financial information presented in this Form 10-QSB/A for the three and nine months ended September 30, 2004 to correct this misstatement.

(c)
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

Management has concluded that the above deficiencies when combined together have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of our interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of September 30, 2004 based on the criteria in the Internal Control - Integrated Framework.

Remediation Steps to Address Control Deficiencies

We are in the process of addressing the identified material weakness by remediating the control deficiencies in the Company’s internal control over financial reporting which comprise this material weakness as follows:

(a)
In March 2006, our Board of Directors (“the Board”) retained counsel to conduct a thorough investigation of the accounting misstatements of our DTNet subsidiary. Such counsel, in turn, retained an independent forensic accounting firm to assist its investigation. Based on this investigation our Board and management have concluded that these intentional overstatements of revenues, expenses and receivables were limited to the unauthorized actions of two individuals. One of these individuals was employed at corporate headquarters and the other was employed at DTNet’s headquarters. The individual employed at corporate headquarters resigned shortly after the initiation of the investigation, and we terminated the employment of the other individual immediately following the receipt of the preliminary findings of the investigation in early April 2006. We have changed the individual responsible for the day-to-day management of DTNet, relocated its accounting to our corporate offices and increased our analysis o

(b)
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

Changes in Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP, INC.

Date: May 11, 2006	/s/ David Sasnett
David Sasnett
Chief Financial Officer