Form 10KSB/A
period 2004-12-31
VOIP  INC
filed 2006-05-11
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by a check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act). YES ☐ NO ☒

The issuer's revenues for its most recent fiscal year were: $1,828,193.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $98,248,877 at December 31, 2004.

At March 18, 2005, the registrant had outstanding 26,378,132 shares of par value $.001 common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

VOIP, INC.

FORM 10-KSB/A FOR THE YEAR ENDED DECEMBER 31, 2004

Explanatory Note

VoIP, Inc. (the "Company") is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "2004 10-KSB"), which was originally filed on March 30, 2005, and amended on November 23, 2005. This Amendment No. 2 is being filed to restate the Company's financial statements for the year ended December 31, 2004, which were misstated, resulting in overstated revenues, expenses, receivables and payables, and understated net loss. This misstatement was discovered by the senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the Company’s 2005 annual financial statements. This misstatement occurred in the financial statements of the Company's consolidated subsidiary VCG Technologies, Inc., doing business as DTNet Technologies (“DTNet”), which was acquired in June 2004. The Company has therefore decided to restate its 2004 consolidated financial statements to correct these misstatements. Adjustments are made to reduce: (a) the overstatements of revenues and receivables; (b) the overstatement of cost of goods sold; and (c) the understatement of net loss, which aggregated $791,200, $498,123, and $462,618, respectively, for the year ended December 31, 2004.

The Company’s amended Annual Report on Form 10-KSB/A filed on November 23, 2005 previously restated the Company's 2004 consolidated financial statements to include approximately $1.4 million in compensation expense relating to warrants and options issued to employees during 2004. In addition, certain reclassifications have been made to the 2004 financial statements presented herein to conform to the presentation as filed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 which was filed on April 17, 2006.

This Amendment No. 2 amends (i) Part II, Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation to reflect the restated results of operations for 2004; (ii) Part II, Item 8 - Financial Statements to provide the restated financial statements and notes thereto for 2004; (iii) Part II Item 8A - Controls and Procedures - Evaluation of Disclosure Controls and Procedures to report management's assessment of the Company's disclosure controls as of the date of the filing of this Amendment No. 2; and (iv) the certifications required under Rules 13a-15 and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") so that they can be dated as of a current date as required by Rule 12b-15 of the Exchange Act.

This Amendment does not reflect events occurring after the filing of the 2004 10-KSB, and does not update or modify the disclosures therein in any way other than as required to reflect the amendments described above.

PART II
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

The information presented in this section should be read in conjunction with the information contained in the financial statements, including the notes thereto, and the other financial statements appearing elsewhere in this report.

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-KSB/A. Certain statements contained in this Annual Report on Form 10-KSB/A and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecast of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend,” "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects or future sales of our products, the success of our marketing activities, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate its business and meet its liquidity requirements; our ability to obtain financing, if required, on terms acceptable to it, if at all; the success of our research and development activities; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. Except as required by applicable law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Restatement of 2004 Financial Statements

On March 22, 2006, we concluded that our consolidated financial statements for the year ended December 31, 2004 were misstated, resulting in overstated revenues, expenses, receivables and payables, and understated net loss. These misstatements were discovered by the senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the 2005 annual financial statements. The misstatements occurred in the financial statements of our consolidated subsidiary, DTNet, which was acquired in June 2004. We have therefore decided to restate our 2004 consolidated financial statements to correct these misstatements. Adjustments to reduce: (a) the overstatements of revenues and receivables; (b) the overstatement of cost of goods sold; and (c) the understatement of net loss, aggregated $791,200, $498,123, and $462,618, respectively, for the year ended December 31, 2004.

Our amended Annual Report on Form 10-KSB/A filed on November 23, 2005 previously restated our 2004 consolidated financial statements to include approximately $1.4 million in compensation expense relating to warrants and options issued to employees during 2004.

In addition, certain reclassifications have been made to the 2004 financial statements contained herein, to conform to the 2004 presentation as filed in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed on April 17, 2006.

The following table sets forth the impact of these restatements on certain amounts previously reported in our consolidated financial statements for the year ended December 31, 2004:

Balance Sheet Data	As of December 31, 2004
	As Originally Reported	As Previously Restated in Amendment No.1	As Restated Herein

Accounts receivable	$818,071	$818,071	$166,239
Inventory	187,451	187,451	324,185
Accounts payable	1,224,974	1,224,974	1,148,833
Additional paid-in capital	12,722,565	14,107,328	14,107,328
Accumulated deficit	(4,639,386)	(6,024,149)	(6,486,767)

Statement of Operations Data	Year Ended December 31, 2004
	As Originally Reported	As Previously Restated in Amendment No.1	As Restated Herein

Revenue	$2,619,393	$2,619,393	$1,828,193
Cost of goods sold	1,870,269	1,870,269	1,372,146
Compensation and related expenses	2,721,296	4,106,059	4,106,059
General and administrative expenses	2,187,878	2,187,878	2,357,419
Loss from continuing operations before income
taxes and discontinued operations	(4,160,050)	(5,544,813)	(6,007,431)
Net loss	(4,014,739)	(5,399,502)	(5,862,120)
Net loss per share	(0.27)	(0.37)	(0.40)

For discussion of the impact of these restatements on current management’s evaluation of disclosure controls and procedures, the separate Board of Directors investigation of these misstatements and the steps we are taking to address the issues associated with these misstatements, see Item 8A. “Controls and Procedures.”

Results of Operations

Net revenue totaled $2,236,806 ($1,828,193 from continuing operations) for the year ended December 31, 2004 as compared to $8,678 for the year ended December 31, 2003. The $2,228,128 increase in total net revenue was primarily attributable to our entry into the new voice over internet protocol ("VoIP") business segment and the acquisition of Vox Consulting Group, Inc., doing business as VoipAmericas, and DTNet in 2004.

Revenue from the sale of tea in the segment business that we have discontinued was $408,613, or 18.3%, of total net revenue for the year ended December 31, 2004, versus $8,678, or 100%, of total net revenue for the prior year.

We acquired DTNet in June 2004 and VoipAmericas in September 2004. DTNet provides customer premises equipment to cable and DSL Internet providers throughout North America. DTNet sales were approximately $4.7 million in 2003. VoipAmericas’ revenue for the first nine months of 2004 were $1.4 million. Management believes that the acquisitions of DTNet and VoipAmericas will provide proven distribution channels and leadership in sales throughout the Americas. DTNet and VoipAmericas complement our strategy to deliver VoIP services over a wireless local loop and deliver service provider solutions to cable operators.

Net losses for the respective years ended December 31, 2004 and 2003 were $5,862,120 and $352,968, respectively. Net loss per share was $0.40 and $0.20, respectively, for each period.

Operating expenses consist of salaries and related personnel costs, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. Operating expenses were approximately $6.5 million for the year ended December 31, 2004. Operating expenses for 2003 have been reclassified and included in the loss from discontinued operations for 2003 of $352,968. Compensation and related expenses for 2004 include approximately $2.2 million in compensation costs for warrants issued to employee and approximately $1.1 million in compensation costs for stock options issued to employees and also reflect increases in headcount and related personnel expenses. The general and administrative expenses for 2004 reflect the Company's new line of business, VoIP telephony services.

The comparison of operations for the years ended December 31, 2004 and 2003 is not indicative of our current business model, since during 2003, we were in the business of importing and selling a line of fine teas. We have since discontinued the tea business, to focus solely on VoIP and emerging technologies.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents approximating $1,141,000. We had two borrowing arrangements, one for $200,000 with a local bank and one for $560,000 with a note payable to a shareholder. Cash used in operating activities of $2.9 million in fiscal year 2004 was primarily attributable to the net loss of $5.9 million, which included non cash items for warrants and options issued to Company employees amounting to approximately $3.3 million recorded as compensation in the Consolidated Statement of Operations. Cash provided by financing activities in fiscal 2004 consisted primarily of $3.6 million of proceeds resulting from the sale of common stock to investors in private placement transactions during the whole year and, as above-mentioned, proceeds from issuance of note payable of $560,000.

Liquidity for the period from inception through December 31, 2004 has been mainly provided by sales of common stock through private placements and borrowing from affiliates. Management has taken actions directly related to the generation of product sales during calendar 2004 and anticipates that these efforts will be sufficient to provide reasonable resources to sustain its operations during 2005.

We anticipate that all working capital requirements for the current annual period will be satisfied from the operation of the newly acquired business and the sales of additional common shares through private placements.

Payments Due by Period

The following table illustrates our outstanding debts and the terms of that debt as of December 31, 2004:

Contractual Obligations	Total	Less than 1 Year
Loans payable	$200,000	$200,000
Due to related parties	560,000	560,000
Operating leases	35,572	35,572
Purchase obligations	—	—
Total	$795,572	$795,572

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

ITEM 8A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Annual Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officers, also conducted an evaluation of our Company’s internal control over financial reporting and identified three control deficiencies, which in combination resulted in a material weakness.

     A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected. The control deficiencies identified by our management and the Certifying Officers that existed at December 31, 2004, which in combination resulted in a material weakness were: (a)  misstatements in amounts reported for a consolidated subsidiary, and (b) insufficient personnel resources with appropriate accounting expertise.

     Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers conclude that the Company’s disclosure controls and procedures were ineffective as of December 31, 2004.

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

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

      Our management, including the Certifying Officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have concluded that the Company had the following control deficiencies that, when combined, resulted in a material weakness:

(a)
In March 2006, during their review and analysis of 2005 results and financial condition in connection with the preparation of the 2005 financial statements and the 2005 Form 10-KSB, our senior financial management discovered certain overstatements of the revenues, expenses and receivables reported, and understatement of net loss, for our consolidated subsidiary DTNet. Based upon an assessment of the impact of the adjustments to our financial results arising from this matter, we have restated the financial information presented in this Form 10-KSB/A for the period ended December 31, 2004. Adjustments to reduce: (a) the overstatements of revenues and receivables; (b) the overstatement of cost of goods sold; and (c) the understatement of net loss, aggregated $791,200, $498,123, and $462,618, respectively, for the year ended December 31, 2004.

(b)
During the preparation of the financial statements for the period ended September 30, 2005, the Company discovered that it did not recognize in its 2004 financial statements the full amount of compensation expense that should have been recognized on warrants issued to employees, or the compensation expense for the vested portion of approximately 4,000,000 stock options issued to employees, during the three months ended September 30, 2004, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The compensation expense that was not recognized relating to these options and warrants was $1,384,763. The Company therefore restated its related 2004 financial information, as filed in its Quarterly Report on Form 10-QSB/A filed May 11, 2006 for the period ended September 30, 2004, and in its amendment to its Annual Report on Form 10-KSB/A filed November 23, 2005 for year ended December 31, 2004, to correct this misstatement.

(c)
The Company does not have sufficient personnel resources at corporate headquarters with appropriate accounting expertise or experience in financial reporting for public companies. Management, with the participation of the Certifying Officers, determined that the potential magnitude of a misstatement arising from this deficiency is more than inconsequential to the annual and/or interim financial statements.

     Management has concluded that the above deficiencies when combined together have resulted in a material weakness in its internal control over financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of the Company’s interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004.

Remediation Steps to Address Control Deficiencies

     The Company is in the process of addressing the identified material weakness by remediating the control deficiencies in the Company’s internal control over financial reporting which comprise this material weakness as follows:

(a)
In March 2006 the Company’s Board of Directors retained counsel to conduct a thorough investigation of the accounting misstatements of the Company’s DTNet subsidiary. Such counsel, in turn, retained an independent forensic accounting firm to assist its investigation. Based on this investigation, the Company’s Board of Directors and management have concluded that these intentional overstatements of revenues, expenses and receivables were limited to the unauthorized actions of two individuals. One of these individuals was employed at corporate headquarters and the other was employed at DTNet’s headquarters. The individual employed at corporate headquarters resigned shortly after the initiation of the investigation and the Company terminated the employment of the other individual immediately following the receipt of the preliminary findings of the investigation in early April 2006. On April 19, 2006 the Company sold DTNet to a former officer of the Company.

(b)
The Company continues to seek to improve its in-house accounting resources. During the fourth quarter of 2005 the Company hired a new CFO with significant accounting and public company experience. During the first quarter of 2006, the Company did not hire any new accounting personnel, However, the Company significantly supplemented its internal accounting resources during these three months by using independent accounting and financial consulting firms. Management expects to continue to use such third parties until such time as the Company is able to hire sufficient in-house accounting expertise. In April 2006 the Company promoted the former Finance Director of one of its recently acquired subsidiaries to the position of Corporate Controller. This individual has significant financial experience (including five years with the audit department of the accounting firm of KPMG Peat Marwick), has served as the CFO and/or controller of various companies (including a public registrant), and is a Certified Public Accountant.

Changes in Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 13. EXHIBITS

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

VOIP, INC.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VoIP, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of VoIP, Inc. and Subsidiaries (“the Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of VoIP, Inc. and its Subsidiaries, as of December 31, 2004, and the results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the accompanying consolidated balance sheet and related consolidated statements of operations, shareholders’ equity and cash flows have been restated to reflect the accounting for certain stock warrants and options awarded to employees during 2004, as well as misstatements which occurred in the financial statements of the Company’s consolidated subsidiary doing business as DTNet Technologies.

/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
March 16, 2005 except for
Note B as to which the date
is May 8, 2006

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

/s/ Tschopp, Whitcomb & Orr, P.A. January 30, 2004 Maitland, Florida

VoIP Inc.
Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
	(As Restated)
ASSETS

Current assets:
Cash and cash equivalents	$1,141,137	$—
Accounts receivable, net of allowance of $136,795	166,239	—
Due from related parties	245,402	—
Inventory	324,185	—
Assets from discontinued operations	412,419	259,459
Total current assets	2,289,382	259,459

Property and equipment, net	419,868	—
Goowill and other intangibles	6,923,854	—
Other assets	23,580	—

TOTAL ASSETS	$9,656,684	$259,459

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,148,833	$—
Loans payable	200,000	—
Due to related parties	560,000
Liabilities from discontinued operations	—	151,167
Other current liabilities	103,031	—

Total liabilities	2,011,864	151,167

Shareholders' equity:
Common stock - $0.001 par value
100,000,000 shares authorized
24,258,982 and 1,730,939 issued
and outstanding respectively	24,259	1,731
Additional paid-in capital	14,107,328	731,208
Accumulated deficit	(6,486,767)	(624,647)
Total shareholders' equity	7,644,820	108,292

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,656,684	$259,459

The accompanying notes are an integral part of these consolidated financial statements.

VoIP Inc.
Consolidated Statements of Operations

	Year Ended December 31
	2004	2003
	(As Restated)

Revenues	$1,828,193	$—

Cost of sales	1,372,146	—

Gross profit	456,047	—

Operating expenses
Compensation and related expenses	4,106,059	—
General and administrative expenses	2,357,419	—

Loss from continuing operations before income
taxes and discontinued operations	(6,007,431)	—

Provision for income taxes	—	—

Net loss before discontinued operations	(6,007,431)	—

Income (loss) from discontinued operations,
net of income taxes	145,311	(352,968)

Net loss	$(5,862,120)	$(352,968)

Basic and diluted loss per share:

Loss before discontinued operations	$(0.41)	$—

Income (loss) from discontinued operations,
net of income taxes	0.01	(0.20)

Net loss per share	$(0.40)	$(0.20)

Weighted average number of shares outstanding	14,597,312	1,730,939

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003
Cash flows from operating activities:	(As Restated )
Continuing operations:
Net loss from continuing operations	$(6,007,431)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82,832	—
Provision for bad debt	136,795	—
Common shares issued for services	494,166	—
Options and warrants issued for services and compensation	3,320,763	—
Shares issued for intellectual property	105,100
Changes in operating assets and liabilities, net of assets & liabilities acquired:
Accounts receivable	96,825	—
Due from related parties	(245,402)	—
Inventory	8,179	—
Other current assets	52,233	—
Accounts payable	(372,446)	—
Other current liabilities	(335,696)	—
Net cash used in continuing operating activities	(2,664,082)	—

Discontinued operations:
Income (loss) from discontinued operations	145,311	(352,968)
Changes in assets, liabilities, and net results	(408,000)	274,262
Net cash used in discontinued operating activities	(262,689)	(78,706)

Net cash used in operating activities	(2,926,771)	(78,706)

Cash flows from investing activities - continuing operatons:
Cash from acquisitions	104,872	—
Purchase of property and equipment	(157,881)	—
Cash for intellectual property	(50,000)	—
Purchase of other assets	(21,200)	—
Net cash used in continuing investing activities	(124,209)	—
Discontinued operations:
Cash from affiliates	—	82,196
Net cash provided by discontinued investing activities	—	82,196

Net cash provided by (used in) investing activities	(124,209)	82,196

Cash flows from financing activities:
Proceeds from issuance of notes payable	560,000	—
Proceeds from sales of common stock	3,628,618	—
Net cash provided by financing activities	4,188,618	—

Net increase in cash	1,137,638	3,490
Cash and cash equivalents at beginning of year	3,499	9
Cash and cash equivalents at end of year	$1,141,137	$3,499

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2004 and 2003
(As Restated for 2004)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2002	1,730,939	$1,731	$731,208	$(271,679)	$461,260

Loss for the year ended December 31, 2003	-	-	-	(352,968)	(352,968)

Balance as of December 31, 2003	1,730,939	1,731	731,208	(624,647)	108,292

Common stock issued	12,500,000	12,500	-	-	12,500
Common stock issued for services received	568,235	568	342,432	-	343,000
Common stock issued to investors for cash
received	5,520,566	5,521	3,610,598	-	3,616,119
Common stock issued for services	339,242	339	150,827	-	151,166
Common stock issued for acquisition of
DTNet Technologies	2,500,000	2,500	4,747,500	-	4,750,000
Common stock issued for acquisition of
VoIPAmericas	1,000,000	1,000	1,099,000	-	1,100,000
Warrants issued to two company officers
and stock option compensation	-	-	3,320,763	-	3,320,763
Stock issued for intellectual property	100,000	100	105,000	-	105,100
Loss for the year ended December 31, 2004	-	-	-	(5,862,120)	(5,862,120)

Balance as of December 31, 2004	24,258,982	$24,259	$14,107,328	$(6,486,767)	$7,644,820

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESSS

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

On March 22, 2006, the Company concluded that its consolidated financial statements for the year ended December 31, 2004 were further misstated, resulting in overstated revenues, expenses, receivables and payables, and understated net loss. These misstatements were discovered by the senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005 during their review and analysis in connection with the preparation of the 2005 annual financial statements. The misstatements occurred in the financial statements of the Company's consolidated subsidiary doing business as DTNet Technologies, which was acquired in June 2004. The Company therefore restated its 2004 consolidated financial statements to correct these misstatements. Adjustments to reduce: (a) the overstatements of revenues and receivables; (b) the overstatement of cost of goods sold; and (c) the understatement of net loss, aggregated $791,200, $498,123, and $462,618, respectively, for the year ended December 31, 2004.

The following table sets forth the impact of these restatements on certain amounts previously reported in our consolidated financial statements for the three and nine months ended September 30, 2004:

Balance Sheet Data	As of December 31, 2004
	As Originally Reported	As Restated

Accounts receivable	$818,071	$166,239
Inventory	187,451	324,185
Accounts payable	1,224,974	1,148,833
Additional paid-in capital	12,722,565	14,107,328
Accumulated deficit	(4,639,386)	(6,486,767)

Statement of Operations Data	Year Ended December 31, 2004
	As Originally Reported	As Restated

Revenue	$2,619,393	$1,828,193
Cost of goods sold	1,870,269	1,372,146
Compensation and related expenses	2,721,296	4,106,059
General and administrative expenses	2,187,878	2,357,419
Loss from continuing operations before income
taxes and discontinued operations	(4,160,050)	(6,007,431)
Net loss	(4,014,739)	(5,862,120)
Net loss per share	(0.27)	(0.40)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, eGlobalphone, Inc. ("eGlobal") , VoIP Solutions, Inc., VCG Technologies d/b/a DTNet Technologies ("DTNet"), Inc., and Vox Consulting d/b/a/VoIP Americas, Inc. ("VoIP Americas") from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the year by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the diluted effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. Common stock equivalents represent the diluted effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.

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

NOTE D - PROPERTY AND EQUIPMENT, NET

As of December 31, 2004 property and equipment consists of the following:

2004
Equipment	$519,810
Furniture & Fixtures	56,748
Vehicles	4,769
Leasehold improvements	4,562
Total	585,889
Less accumulated depreciation	(166,021)
Total	$419,868

Depreciation expense for 2004 amounted to $82,832. There was no depreciation expense for 2003.

NOTE E - INTANGIBLE ASSETS

As of December 31, 2004 intangible assets consist of the following:

Goodwill-acquisition of DTNet Technologies, Inc.	$5,210,553
Goodwill-acquisition of Voipamericas, Inc.	1,408,301
Intellectual property	305,000
Total	$6,923,854

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

Intellectual property is carried at cost which is comprised of $50,000 paid in cash in 2004, $150,000 due in the first quarter of 2005, and the value assigned to 100,000 Company common shares and 400,000 warrants issued pursuant to this transaction. The valuation of the shares was $1.05 while the value was $105,000. The value of the warrants was determined using the Black-Scholes model calculated as of October 14, 2004. As these warrants were not "in the money", these warrants have been assigned a value of zero. This model uses the annualized deviation calculation and utilizes industry averages as a comparison for adequate statistical results in the valuation. This is a standard financial model that considers the statistical annual volatility of the market changes in a stock price. (See Note H)

Intellectual property consists of the following:

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

NOTE F - ACCOUNTS PAYABLES AND ACCRUED EXPENSES

As of December 31, 2004 accounts payables and accrued expenses consist of the following:

2004
(As Restatetd)
Accounts payable-trade	$912,674
Accrued expenses	233,711
Other	2,448
Total	$1,148,833

NOTE G - BANK LOANS AND NOTE PAYABLE

As of December 31, 2004 loans payable consist of: (i) a $187,000 balance of a revolving line of credit with the Bank of Tampa, with interest only payable at prime plus 1.0% monthly; and (ii) a $13,000 promissory note, payable in monthly installments of approximately $6,200 including interest at a rate of 7.5%. These loans are collateralized by receivables, inventory and equipment. Both balances were fully paid in January 2005.

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

NOTE I - WARRANTS

On August 4th, 2004, the Company issued 4,400,000 warrants to two executives to acquire 2,200,000 Company common shares at $1.00 each. The compensation expenses of $2,217,600 is in the accompanying Consolidated Statement of Operations.

A summary of the Company's warrants as of December 31, 2004 is presented below:

	Warrants	Weighted average exercise price
Warrants outstanding at beginning or year	—
Granted to company officers	4,400,000	$1.00
Granted to third parties	2,400,000	2.58
Expired	—	—
Exercised	—	—
Warrants outstanding at end of year	6,800,000	$1.59

NOTE J - COMMITMENTS

The Company is obligated under non-cancelable operating leases for its office facilities and two apartments used by its employees. Future minimum lease payments under the Company's non-cancelable operating lease as of December 31, 2004 are as follows:

Year ending December 31:

2005	$52,772
2006	15,155

Total	$67,927

NOTE K - DUE FROM RELATED PARTIES

As of December 31, 2004 the amount due from related parties consists of the following:

2004
DTNet, Inc.	$134,317
DTNet International	119,974
Mozart Communication	21,794
Com Laser	5,850
Other	(36,533)
Total	$245,402

The above entities are related to a shareholder of the Company. These advances are unsecured, due upon demand and are non-interest bearing.

NOTE L - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:

	Year ended December 31,
	2004	2003
	(As Restated)

Current benefit	$(1,993,121)	$(119,000)
Valuation allowance	1,993,121	119,000
Total	$—	$—

Long-term deferred tax assets arising from
net operating loss carryforward	$(2,113,121)	$(119,000)
Valuation allowance	2,113,121	119,000
Total	$—	$—

The reconciliation of income tax provision at statutory rate to the reported income tax expense is as follows:

	Year ended December 31,
	2004	2003
Computed at statutory rate	34%	34%
State tax net of federal benefits	—	—
Valuation allowance	(34%)	(34%)
Total	—	—

At December 31, 2004 and December 31, 2003 deferred tax assets are related solely to the Company's net operating loss carry forward of approximately $4,172,029 and $303,000, respectively, which have been reduced by a valuation allowance. If these carry forwards are not utilized, they will begin to expire in 2018.

NOTE M - DISCONTINUED OPERATIONS

In December 2004, the Company decided to exit the tea business and sold all of its tea inventory. Therefore, those transactions have been presented as discontinued operations for the years ended December 31, 2004 and 2003.

Assets, liabilities, and results of the discontinued tea operations of the Millennia Tea Master division are as follows:

	2004	2003
	(As Restated)
Assets from discontinued operations:
Cash	$4,419	$3,499
Notes receivable from purchaser of tea (non-interest bearing
due in four equal installments through December 31, 2005)	408,000	—
Tea inventory at net realizable value	—	251,534
Other assets	—	4,426
Total	$412,419	$259,459

Liabilities from discontinued operations:
Due to related parties	$—	$151,167
Total	$—	$151,167

Results from discontinued operations:
Revenues	$408,613	$8,678
Cost of sales	263,302	11,213
Gross Profit	145,311	(2,535)
Other expenses	—	350,433
Income (loss) from discontinued operations	$145,311	$(352,968)

NOTE N - STOCK OPTIONS

A total of 4,000,000 shares of common stock have been reserved for issuance under the Company's 2004 Employee Stock Option Plan. The Company accounts for the fair value of its grants under its 2004 Stock Option Plan in accordance with SFAS No. 123. The compensation cost that has been charged against income for the 2004 Option Plan was approximately $1,117,000 in 2004. The activity in this 2004 Option Plan for the year ended December 31, 2004 is as follows:

	Number	Exercise Price Range	Weighted Average Exercise Price

Options outstanding at December 31, 2003	—

Options granted	4,000,000	$0.85 - $1.56	$1.14
Options returned to the plan due
to employee terminations	(350,000)	$1.10	1.10

Options outstanding at December 31, 2004	3,650,000	$0.85 - $1.56	$1.14

Options exercisable at year end		903,750

Weighted-average fair value of options
granted during the year		$0.82

NOTE O - STOCKHOLDERS' EQUITY

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

In May 2004, the Company issue 1,143,250 shares to twenty-two individual accredited investors.

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

In October 2004, the Company issued 100,000 shares to one individual accredited investor.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on May 11, 2006.

VOIP, INC.

By:	/s/ B. Michael Adler
B. Michael Adler
Chief Executive Officer