Form 10QSB/A
period 2005-03-31
VOIP  INC
filed 2006-05-12
CIK 1100954

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-28985

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 03, 2005: 26,578,132.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

Explanatory Note

VoIP, Inc. (the "Company") is filing this Amendment No.1 to its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 (the "March 31, 2005 10-QSB"), which was originally filed on May 16, 2005. This Amendment No.1 is being filed to restate the Company's financial statements for the three months ended March 31, 2005, which were misstated, resulting in overstated revenues, expenses, receivables and payables, and understated net loss.

These misstatements were discovered by the senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the Company’s 2005 annual financial statements. These misstatements occurred in the financial statements of the Company's consolidated subsidiary, VCG Technologies, Inc., doing business as DTNet Technologies (“DTNet”), which was acquired in June 2004. The Company has therefore decided to restate its consolidated financial statements for the three months ended March 31, 2005 to correct these misstatements.

In addition, this Amendment No. 1 restates the Company's consolidated balance sheet as of December 31, 2004, to reflect the Company’s Amendment No. 2 to its Annual Report on Form 10-KSB/A, filed on May 11, 2006.

This Amendment No.1 revises (i) Part I, Item 1. Financial Statements to provide the restated financial statements and notes thereto for the three months ended March 31, 2005; (ii) Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the restated results of operations for this same period; (iii) Part I, Item 3. Controls and Procedures to report management's assessment of the Company's disclosure controls as of the date of the filing of this Amendment No. 1; and (iv) the certifications required under Rules 13a-15 and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") so that they be dated as of a current date as required by Rule 12b-15 of the Exchange Act.

This Amendment No. 1 does not reflect events occurring after the original filing of the Company’s March 31, 2005 10-QSB, and does not update or modify the disclosures therein in any way other than as required to reflect the amendments described above.

VoIP, Inc.

Form 10-QSB/A for the Quarter Ended March 31, 2005

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

VoIP Inc.
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited and Restated)	(Restated)

ASSETS

Current assets:
Cash and cash equivalents	$925,534	$1,141,137
Accounts receivable, net of allowance of
$98,197 and $136,795, respectively	661,630	166,239
Due from related parties	43,538	245,402
Inventory	844,274	324,185
Assets from discontinued operations	392,000	412,419
Other current assets	232,168	—
Total current assets	3,099,144	2,289,382

Property and equipment, net	421,240	419,868
Goodwill and other intangibles	6,923,854	6,923,854
Other assets	89,057	23,580

TOTAL ASSETS	$10,533,295	$9,656,684

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,138,895	$1,148,833
Loans payable	—	200,000
Notes payable to related parties	1,209,334	560,000
Other current liabilities	28,663	103,031
Total current liabilities	2,376,892	2,011,864

Shareholders' equity:
Common stock - $0.01 par value
100,000,000 shares authorized;
26,378,132 and 24,258,982 issued
and outstanding, respectively	26,379	24,259
Additional paid in capital	16,172,189	14,107,328
Accumulated deficit	(8,042,165)	(6,486,767)
Total shareholders' equity	8,156,403	7,644,820

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,533,295	$9,656,684

 The accompanying notes are an integral part of these consolidated financial statements.

 VoIP, Inc.
 Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2005	2004
	(As Restated)

Revenues	$1,402,469	$—

Cost of sales	1,301,095	—

Gross profit	101,374	—

Operating expenses:
Employee compensation	864,021	—
General and administrative expenses	792,751	22,324

Loss from operations,
and before income taxes	(1,555,398)	(22,324)

Provision for income taxes	—	—

Net Loss	$(1,555,398)	$(22,324)

Loss per weighted average share of common stock outstanding - basic and fully diluted	$(0.06)	$(0.01)

Weighted average number of shares of common stock outstanding - basic and fully diluted	25,705,857	1,730,939

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2005	2004
	(As Restated)

Cash flows from operating activities:
Net loss	$(1,555,398)	$(22,324)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	47,980	—
Common shares issued for services	28,325	—
Employee stock option expenses	121,031	—
Common shares exchanged for warrants	239,500	—
Changes in operating assets and liabilities:
Accounts receivable	(495,391)	—
Due from related parties	201,864	—
Assets from discontinued operations	20,419	—
Inventory	(520,089)	(233)
Other current assets	(232,168)	(3,750)
Accounts payable and accrued expenses	(9,938)	10,308
Other current liabilities	(74,368)	—
Net cash used in operating activities	(2,228,233)	(15,999)

Cash flows from investing activities:
Purchase of property and equipment	(49,352)	—
Purchase of other assets	(65,477)	—
Net cash used in investing activities	(114,829)	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,040,000	—
Payments of notes payable	(590,666)	—
Proceeds from sales of common stock	1,678,125	12,500
Net cash flow provided by financing activities	2,127,459	12,500

Net decrease in cash and cash equivalents	(215,603)	(3,499)

Cash and cash equivalents, beginning of period	1,141,137	3,499

Cash and cash equivalents, end of period	$925,534	$—

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Notes to Financial Statements

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

VoIP, Inc. (the “Company”) was incorporated on August 3, 1998 under its original name of Millennia Tea Masters, Inc. under the laws of the State of Texas.

On February 27, 2004, the Company entered into a stock purchase agreement that provided for the sale of 12,500,000 shares of its common stock in exchange for $12,500 and a commitment by the purchaser to contribute the assets of two start-up companies in the telecommunications business, eGlobalphone, Inc. (“eGlobalphone”) and VoIP Solutions, Inc. (“VoIP Solutions”).

On April 13, 2004, the Company changed its name to VoIP, Inc. and began to develop and manufacture innovative IP telephony customer premise equipment, provide premium voice over the internet subscriber based telephony services and state of the art long range WiFi technology solutions, for residential and enterprise customers, including multimedia applications.

Effective September 1st, 2004, the Company closed the acquisition of Vox Consulting Group, Inc., d/b/a VoIP Americas, a Florida corporation (“VoIP Americas”). The acquisition took the form of an exchange of 1,000,000 shares of the Company’s restricted common stock in exchange for all the issued and outstanding shares of VoIP Americas’ common stock.

During December 2004, the Company decided to exit the tea import business in order to focus its efforts and resources in the "Voice over Internet Protocol" (VoIP) telecommunications industry. In connection with the decision the Company sold its imported tea inventory and began to wind down its tea import operations. The assets, liabilities, and results of operations of the imported tea business have been classified as discontinued operations on the accompanying consolidated financial statements.

The Company offers quality voice over internet protocol (“VoIP”) based solutions offering residential and business customers more user friendly and affordable ways to communicate. The Company also manufactures products and provides services to Internet Service Providers, Telecommunication Service Providers and Cable Operators in strategic countries around the world. The Company, through its subsidiaries, provides a comprehensive portfolio of IP multimedia-based solutions ranging from subscriber based voice services, to SIP based infrastructure design and deployment, to broadband customer premise equipment design and implementation services, as well as engineering design, manufacturing and distribution of wireless broadband technology.

The Company's operations consist of one business segment.

During interim periods, the Company follows the accounting policies set forth in its Annual Report pursuant to Section 13 or 15(d) of the Exchange Act on Form 10-KSB filed with the United States Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles, and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Company’s Annual Report on Form 10-KSB and related amendments when reviewing the interim financial results presented herein.

NOTE B - RESTATEMENT OF FINANCIAL STATEMENTS

On March 22, 2006, the Company concluded that its consolidated financial statements for the three months ended March 31, 2005 were misstated, resulting in overstated revenues, expenses, receivables and payables, and understated net loss. These misstatements were discovered by the senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the 2005 annual financial statements. The misstatements occurred in the financial statements of the Company's consolidated subsidiary DTNet, which was acquired in June 2004. The Company therefore restated its consolidated financial statements for the three months ended March 31, 2005 to correct these misstatements. Adjustments to reduce (i) the overstatement of receivables; (ii) the overstatement of accounts payable; (iii) the overstatement of revenues; and (iv) the understatement of net loss, aggregated $572,543, $352,140, $604,678, and $48,101, respectively, for the three months ended March 31, 2005.

In addition, during the preparation of the financial statements for the quarter ended September 30, 2005, the Company discovered that it did not recognize in its consolidated financial statements the full amount of compensation expense that should have been recognized on warrants issued to employees, or the compensation expense for the vested portion of approximately 4,000,000 stock options issued to employees during the three months ended September 30, 2004, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The compensation expense that was not recognized relating to these options and warrants was $1,384,763 in 2004. The Company therefore restated its consolidated financial statements for the year ended December 31, 2004 to correct these misstatements.

The following table sets forth the impact of these restatements on certain amounts previously reported in our consolidated financial statements for the three months ended March 31, 2005.

Balance Sheet Data	As of March 31, 2005		As of December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Accounts receivable	$1,234,173	$661,630	$818,071	$166,239
Due from related parties	245,402	43,538	245,402	245,402
Inventory	965,181	844,274	187,451	324,185
Accounts payable and accrued expenses	1,491,035	1,138,895	1,224,974	1,148,833
Additional paid in capital	14,775,107	16,172,189	12,722,565	14,107,328
Accumulated deficit	(6,146,683)	(8,042,165)	(4,639,386)	(6,486,767)

Statement of Operations Data	Three Months Ended
	March 31, 2005
	As Previously Reported	As Restated

Revenue	$2,007,147	$1,402,469
Cost of goods sold	1,800,935	1,301,095
General and administrative expenses	898,139	792,751
Loss from operations	(1,507,297)	(1,555,398)
Net loss	(1,507,297)	(1,555,398)
Net loss per common share	(0.06)	(0.06)

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

Unaudited Consolidated Interim Financial Statements

The accompanying consolidated financial statements for the three months ended March 31, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring adjustments) for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three months ended March 31, 2005 are not necessarily indicative of operating results to be expected for a full year.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts using the reserve method based on its assessment of the current status of the individual receivables, after using reasonable collection efforts. As of March 31, 2005 the balance of the allowance for uncollectible accounts amounted to $98,197. There was an allowance of $136,795 as of December 31, 2004.

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

Business combinations

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” ("SFAS No. 141"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets.” This pronouncement also requires that the intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

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

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2005 and December 31, 2004, goodwill and other intangible assets consisted of the following:

Goodwill - acquisition of DTNet	$5,210,553
Goodwill - acquisition of VoIP Americas	1,408,301
Intellectual property	305,000

Total	$6,923,854

The goodwill on the acquisition of DTNet represents the fair market value of DTNet’s liabilities as of the date of the acquisition, plus $4,750,000 which represents the market value of 2,500,000 shares of Company stock issued pursuant to its acquisition.

The goodwill on the acquisition of VoIP Americas represents the fair market value of VoIP Americas’ liabilities as of the date of the acquisition, plus $1,100,000 which represents the market value of 1,000,000 shares of the Company's stock pursuant to this acquisition.

Intellectual property is carried at cost which is comprised of $200,000 paid in cash, plus the value assigned to 100,000 shares of the Company’s common stock and 400,000 warrants issued pursuant to this transaction. The valuation of the shares was $1.05, for an aggregate value of $105,000. The value of the warrants was determined using the Black-Scholes model calculated as of October 14, 2004. This model uses the annualized deviation calculation and utilized industry averages as a comparison for adequate statistical results in the valuation. This is a standard financial model that considers the statistical annual volatility of the market changes in a stock price.

NOTE E - EXCHANGE OF WARRANTS FOR SHARES

In February 2005, an executive of the Company and the Company agreed to exchange his 2,200,000 warrants for 750,000 shares of restricted common stock of the Company. This created additional compensation of $239,500, shown in the compensation and related expenses in the consolidated statement of operations, which is the difference between the market price on the date of exchange and the value on the date of the issuance of the warrants.

NOTE F - STOCK OPTION PLAN

On January 26, 2005, the Company filed a Form S-8 registration statement in connection with the Company's stock option plan (the “Option Plan”). The Option Plan provides for the grant to eligible employees, consultants, and directors of options for the purchase of the Company’s common stock. The Option Plan covers, in the aggregate, a maximum of 4,000,000 shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. The vested options as of March 31, 2005, amounting to $121,031, are included in compensation and related expenses in the Company’s consolidated statement of operations.

NOTE G - NOTES PAYABLE TO RELATED PARTIES

In December 2004 the Company issued a note payable to a shareholder in the amount of $560,000, at an interest rate of 3.75% and a maturity date of December 2005. Additionally, on January 6, 2005, the Company issued another note payable amounting to $1,040,000 to the same shareholder under the same terms and conditions as the previous one.

As of March 31, 2005 the balance of these notes payable was $ 1,209,334.

NOTE H - SUBSEQUENT EVENT

On May 16, 2005, the Company announced that it has advanced $475,000 dollars and had signed a letter of intent to acquire Caerus, Inc., which includes all wholly owned subsidiaries Volo Communications, Inc., Caerus Networks Inc, and Caerus Billing, Inc.

Under the purposed purchase terms, the Company will acquire 100% of the stock and assets of Caerus, Inc in exchange for the issuance of 15,000,000 shares of the Company’s common stock.

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

Restatement of Financial Statements

On March 22, 2006, we concluded that our consolidated financial statements for the three months ended March 31, 2005 were misstated, resulting in overstated revenues, expenses, receivables and payables, and understated net loss. These misstatements were discovered by the senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the 2005 annual financial statements. The misstatements occurred in the financial statements of our consolidated subsidiary DTNet, which was acquired in June 2004. We therefore restated our consolidated financial statements for the three months ended March 31, 2005 to correct these misstatements. Adjustments to reduce (i) the overstatement of receivables; (ii) the overstatement of accounts payable; (iii) the overstatement of revenues; and (iv) the understatement of net loss, aggregated $572,543, $352,140, $604,678, and $48,101, respectively, for the three months ended March 31, 2005.

In addition, during the preparation of the financial statements for the quarter ended September 30, 2005, we discovered that we did not recognize in our consolidated financial statements the full amount of compensation expense that should have been recognized on warrants issued to employees, or the compensation expense for the vested portion of approximately 4,000,000 stock options issued to employees during the three months ended September 30, 2004, in accordance with SFAS No. 123. The compensation expense that was not recognized relating to these options and warrants was $1,384,763 for the three months ended Sepember 30, 2004. We therefore restated our consolidated financial statements for the year ended December 31, 2004 to correct these misstatements.

The following table sets forth the impact of these restatements on certain amounts previously reported in our consolidated financial statements for the three months ended March 31, 2005.

Balance Sheet Data	As of March 31, 2005		As of December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Accounts receivable	$1,234,173	$661,630	$818,071	$166,239
Due from related parties	245,402	43,538	245,402	245,402
Inventory	965,181	844,274	187,451	324,185
Accounts payable and accrued expenses	1,491,035	1,138,895	1,224,974	1,148,833
Additional paid in capital	14,775,107	16,172,189	12,722,565	14,107,328
Accumulated deficit	(6,146,683)	(8,042,165)	(4,639,386)	(6,486,767)

Statement of Operations Data	Three Months Ended
	March 31, 2005
	As Previously Reported	As Restated

Revenue	$2,007,147	$1,402,469
Cost of goods sold	1,800,935	1,301,095
General and administrative expenses	898,139	792,751
Loss from operations	(1,507,297)	(1,555,398)
Net loss	(1,507,297)	(1,555,398)
Net loss per common share	(0.06)	(0.06)

For a discussion of the impact of these restatements on current management’s evaluation of disclosure controls and procedures, the separate Board of Directors (the “Board”) investigation of these misstatements and the steps we are taking to address concerns associated with these misstatements, see Item 3. “Controls and Procedures.”

Results of Operations

For the three months ended March 31, 2005 and 2004, we had revenues of $1,402,469 and $0, respectively. The significant increase in revenues was primarily driven by the acquisitions of our wholly owned subsidiaries DTNet and VoIP Americas. DTNet's revenues were in turn driven by continued growth in ADSL and cable components, while VoIP Americas’ revenue growth was driven international and domestic wholesale terminations, and international long-distance wholesale revenues.

In June 2004, we acquired DTNet, and in September 2004 we acquired VoIP Americas. DTNet provides customer premises equipment to cable and DSL Internet providers throughout North America. VoIP Americas provides international and domestic wholesale terminations, as well as a turn key solution for virtual service providers via the internet. We believe that these acquisitions complement our strategy to deliver VoIP services over a wireless local loop, and to deliver service provider solutions to cable operators and small to medium size carriers and virtual service providers. DTNet has the distribution channels for the end users and VoIP Americas has the market know-how, systems, and turn key solutions for today's sophisticated end users.

The cost of sales consists primarily of purchases, assembly and testing of customer premise equipment performed by third party vendors. Additionally, it includes the direct costs associated with the origination and termination of international and domestic wholesale minutes.

The gross profit amount of approximately $101,000 represents a gross margin of approximately 7%. We anticipate that the gross profit margin percentage will improve with additional growth in revenue. We are attaining discounts from our suppliers based on the volumes. We believe that these discounts will continue to improve as our sales strategy is deployed through out our different product lines.

Operating expenses consist primarily of salaries and related personnel costs, general corporate functions including finance, human resources, facilities, legal and professional fees, insurance and general corporate overhead costs. General and administrative expenses were approximately $793,000 for the three months ended March 31, 2005, as compared to approximately $22,000 for the three months ended March 31, 2004. Increases in headcount and the resulting personnel expenses, as well as other general and administrative expenses directly attributable to the Company's new line of business, VoIP telephony services, were major factors contributing to the approximately $771,000 increase in total general and administrative expenses. Other expenses which increased as compared to 2004 include the result of our entrance into the VoIP business, including legal fees, other professional fees, and facilities and equipment costs.

Net losses for the three months ended March 31, 2005 and 2004 were approximately $1,555,000 and $22,000, respectively. Net loss per share was approximately $0.06 and $0.01, respectively. This included an exchange of shares of the Company’s common stock for warrants issued to an executive in the first quarter of 2005. The market value of the shares amounting to $239,500 as of the transaction date was recognized as compensation expense in our consolidated statement of operations.

Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash equivalents of $925,534, compared to $1,141,137 at December 31, 2004. We had one borrowing arrangement with a balance of approximately $1,200,000 as of March 31, 2005, consisting of notes payable to a shareholder. Cash used in operating activities of approximately $2,200,000 in first quarter of 2005 was primarily attributable to the net loss of approximately $1,555,000.

Cash provided by financing activities in first quarter 2005 totaled approximately $2,100,000. This consisted primarily of approximately $1,700,000 of proceeds from the sale of the Company’s common stock to investors in private placement transactions during the whole first quarter of 2005, and proceeds from the issuance of notes payable of approximately $449,000, net of repayments during the quarter.

Liquidity for the period from inception through March 31, 2005 was mainly provided by sales of common stock through private placements, and borrowing from affiliates. We have taken actions directly related to the generation of product sales during first quarter of 2005, showing revenues of approximately $1,400,000 during the first quarter of 2005.

We anticipate that all working capital requirements for 2005 will be satisfied from the operation of the acquired business and the sales of additional securities through private placements.

Payments Due by Period

The following table illustrates our outstanding debts and the terms of that debt as of March 31, 2005, all payable in less than one year:

Notes payable to related parties	$1,209,334
Operating leases	35,572

Total	$1,244,906

Market Risk

We own market investment securities issued by various securities issuers. The issuers of these products retain all interest rate and default risk.

Plan of Operations

We have incurred losses since its inception and, as of March 31, 2005, have an accumulated deficit of approximately $8,042,000. We have not achieved profitability on an annual or quarterly basis and may incur additional net losses in future quarters and years. The growth in revenues has been consistent, and we expect to be in a break even position by the end of 2005.

The revenue growth will be achieved by our acquisitions and the launch of new products and services. We have had discussions with various financing sources to obtain any capital that may be needed to finance acquisitions in order to generate sufficient revenues to attain profitability.

We do not expect material research and development expenses during the year or any expected purchase of substantial equipment.

We currently have 36 employees and do not expect a significant change in the number of employees unless acquisitions are completed.

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

     A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of March 31, 2005. The control deficiencies identified by our management and the Certifying Officers, which in combination resulted in a material weakness, were (a)  misstatements in amounts reported for a consolidated subsidiary, and (b) insufficient personnel resources with appropriate accounting expertise.

     Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers concluded that our disclosure controls and procedures were ineffective as of March 31, 2005.

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Our management, including the Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of March 31, 2005, and have concluded that we had the following control deficiencies as of March 31, 2005 that, when combined, resulted in a material weakness:

(a)
In March 2006, during their review and analysis of 2005 results and financial condition in connection with the preparation of the 2005 financial statements and the 2005 Annual Report on Form 10-KSB, our senior financial management discovered certain overstatements of the revenues, expenses and receivables reported, and understatement of net loss, for our consolidated subsidiary DTNet. Based upon an assessment of the impact of the adjustments to our financial results arising from this matter, we have restated the financial information presented in this Form 10-QSB/A for the period ended March 31, 2005. Adjustments to reduce (i) the overstatement of receivables; (ii) the overstatement of accounts payable; (iii) the overstatement of revenues; and (iv) the understatement of net loss, aggregated $572,543, $352,140, $604,678, and $48,101, respectively, for the three months ended March 31, 2005.

(b)
During the preparation of the financial statements for the period ended September 30, 2005, we discovered that we did not recognize in our 2004 financial statements the full amount of compensation expense that should have been recognized on warrants issued to employees, or the compensation expense for the vested portion of approximately 4,000,000 stock options issued to employees during the three months ended September 30, 2004, in accordance with SFAS No. 123. The compensation expense that was not recognized relating to these options and warrants was $1,384,763 for the three months ended Sepember 30, 2004. We therefore restated our consolidated financial statements for the year ended December 31, 2004 to correct these misstatements.

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

     Management has concluded that the above deficiencies when combined together have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of our interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officers concluded that we did not maintain effective internal control over financial reporting as of March 31, 2005 based on the criteria in the Internal Control - Integrated Framework.

Remediation Steps to Address Control Deficiencies

     We are in the process of addressing the identified material weakness by remediating the control deficiencies in our internal control over financial reporting which comprise this material weakness as follows:

(a)
In March 2006, our Board retained counsel to conduct a thorough investigation of the accounting misstatements of our DTNet subsidiary. Such counsel, in turn, retained an independent forensic accounting firm to assist its investigation. Based on this investigation our Board and management have concluded that these intentional overstatements of revenues, expenses and receivables were limited to the unauthorized actions of two individuals. One of these individuals was employed at corporate headquarters and the other was employed at DTNet’s headquarters. The individual employed at corporate headquarters resigned shortly after the initiation of the investigation, and we terminated the employment of the other individual immediately following the receipt of the preliminary findings of the investigation in early April 2006. We changed the individual responsible for the day-to-day management of DTNet, relocated its accounting to our corporate offices and increased our analysis of this subsidiary’s transactions. In April 2006, the Company sold this subsidiary to its former Chief Operating Officer.

(b)
We continue to seek to improve our in-house accounting resources. During the fourth quarter of 2005 we hired a new CFO with significant accounting and public company experience. During the first quarter of 2006 we did not hire any new accounting personnel. However, we significantly supplemented our internal accounting resources during these three months by using independent accounting and financial consulting firms. We expect to continue to use such third parties until such time as we are able to hire sufficient in-house accounting expertise. In April 2006 we promoted the former Finance Director of one of our recently acquired subsidiaries to the position of Corporate Controller. This individual has significant financial experience (including five years with the audit department of the accounting firm of KPMG Peat Marwick), has served as the CFO and/or controller of various companies (including a public registrant), and is a Certified Public Accountant.

Changes in Control Over Financial Reporting

     There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS

31.1	Certification by CEO under SEC Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO under SEC Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-QSB/A for the period ended March 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP, INC.

Date: May 12, 2006	By:	/s/ David Sasnett
David Sasnett
Chief Financial Officer