Form 10-Q
period 2006-03-31
VOIP  INC
filed 2006-05-18
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

(954) 434-2000
(Issuer's telephone number)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 2, 2006: 68,878,266.

VoIP, Inc.

Form 10-Q for the Quarter Ended March 31, 2006

Table of Contents

		Page
Part I - Financial Information

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Qualitative and Quantitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

Part II - Other Information

Item 1	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3	Defaults upon Senior Securities	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	25

Item 6	Exhibits and Reports on Form 8-K	25

Signatures		26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VoIP Inc.
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,534,084	$3,228,745
Accounts receivable, net of allowance of
$185,817 and $177,489, respectively	1,154,379	1,320,062
Due from related parties	44,938	161,530
Inventory	718,795	797,074
Other current assets	987,041	936,520
Total current assets	6,439,237	6,443,931

Property and equipment, net	9,594,638	10,155,507
Goodwill and other intangibles	37,743,373	39,441,372
Other assets	214,315	349,205

TOTAL ASSETS	$53,991,563	$56,390,015

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$12,868,330	$13,304,915
Loan payable	3,980,200	4,685,236
Convertible notes payable	6,711,502	3,399,798
Fair value liability for warrants	4,807,355	-
Advances from investors	286,675	3,000,000
Due to related party	349,637	1,572,894
Other current liabilities	594,327	956,004
Total current liabilities	29,598,026	26,918,847

Other liabilities	269,106	245,248

Shareholders' equity:
Common stock - $0.001 par value
100,000,000 shares authorized;
68,878,266 and 61,523,397 shares issued
and outstanding, respectively	68,878	61,523
Additional paid in capital	72,662,687	63,964,497
Accumulated deficit	(48,607,134)	(34,800,100)
Total shareholders' equity	24,124,431	29,225,920

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$53,991,563	$56,390,015

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2006	2005

Revenues	$10,361,546	$1,402,469

Cost of sales	10,896,317	1,301,095

Gross profit (loss)	(534,771)	101,374

Operating expenses:
Compensation and related expenses	3,047,498	864,021
Commissions and fees paid to third parties	1,072,225	53,325
Professional, legal and consulting expenses	2,386,066	309,296
Depreciation and amortization	1,530,088	47,980
Goodwill impairment	839,101	-
General and administrative expenses	1,268,950	367,872

Loss from operations	(10,678,699)	(1,541,120)

Other (income) expenses:
Interest expense	1,504,448	14,278
Financing expenses	342,609	-
Change in fair value liability for warrants	1,281,278	-

Loss before income taxes	(13,807,034)	(1,555,398)

Provision for income taxes	-	-

Net loss	$(13,807,034)	$(1,555,398)

Basic and diluted loss per share	$(0.20)	$(0.06)

Weighted average number of shares outstanding	67,587,424	25,705,857

VoIP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2006	2005

Cash flows from operating activities:
Net loss	$(13,807,034)	$(1,555,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,530,088	47,980
Goodwill impairment	839,101	-
Provision for bad debt	16,684	-
Common shares issued for services	1,844,234	28,325
Amortization of debt discounts	1,177,051	-
Options and warrants issued for services and compensation	1,819,056	360,531
Provision for warrants liability	1,281,278	-
Changes in operating assets and liabilities:
Accounts receivable	148,999	(495,391)
Due from related parties	116,592	201,864
Inventory	78,279	(520,089)
Assets from discontinued operations	-	20,419
Other current assets	(50,521)	(232,168)
Accounts payable and accrued expenses	(436,585)	(9,938)
Other current liabilities	(361,677)	(74,368)
Net cash used in operating activities	(5,804,455)	(2,228,233)

Cash flows from investing activities:
Purchase of property and equipment	(110,321)	(49,352)
Sale of other assets	134,890	(65,477)
Net cash provided by (used in) investing activities	24,569	(114,829)

Cash flows from financing activities:
Proceeds from issuance of notes payable	7,249,482	1,040,000
Repayment of notes payable	(681,178)	(590,666)
Repayment of amounts due to related parties	(1,223,257)	-
Proceeds from sales of common stock	740,178	1,678,125
Net cash provided by financing activities	6,085,225	2,127,459

Net increase (decrease) in cash and cash equivalents	305,339	(215,603)

Cash and cash equivalents, beginning of period	3,228,745	1,141,137

Cash and cash equivalents, end of period	$3,534,084	$925,534

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

VoIP, Inc. (the "Company") was incorporated on August 3, 1998 under its original name of Millennia Tea Masters under the laws of the State of Texas. In February 2004 the Company exchanged 12,500,000 shares for the common stock of two start-up telecommunication businesses, eGlobalphone, Inc. and VoIP Solutions, Inc. The Company changed its name to VoIP, Inc. in April 2004 and acquired VCG Technologies, Inc. d/b/a DT Net Technologies (“DTNet”), a hardware supplier, and VoIP Americas, Inc. (“VoIP Americas”), in June and September, respectively, of 2004. The Company decided to exit its former tea business in December 2004 and focus its efforts and resources in the Voice over Internet Protocol (“VoIP”) telecommunications industry. In May 2005 the Company acquired Caerus, Inc. (“Caerus”), a VoIP carrier and service provider. In October 2005 the Company purchased substantially all of the VoIP assets of WQN Inc.'s (“WQN”) business.

The Company is an emerging global provider of advanced communications services utilizing VoIP technology. VoIP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. VoIP services are expected to allow consumers and businesses to communicate in the future at dramatically reduced costs compared to traditional telephony networks.

The Company owns its network and its technology and offers the ability to provide complete product and service solutions, including wholesale carrier services for call routing and termination, outsourced customer service and hardware fulfillment. The Company is a certified Competitive Local Exchange Carrier (“CLEC”) and Interexchange Carrier (“IXC”). The Company offers a portfolio of advanced telecommunications technologies, enhanced service solutions, and broadband products. Current and targeted customers include regional bell operating companies (“RBOCs”), CLECs, IXCs, wireless carriers, resellers, internet service providers, cable multiple system operators and other providers of telephony services.

The Company's operations consist of three segments: Telecommunication Services, Hardware Sales and Calling Card Sales.

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005. The accompanying consolidated financial statements for the three months ended March 31, 2006 and 2005 are unaudited but, in the opinion of management, include all adjustments (which are of normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

Significant accounting policies are detailed in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.
All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

NOTE B - BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: telecommunication services, hardware sales, and calling card sales. The telecommunications services segment terminates wholesale and retail, local and long distance calls. Such termination is either on the Company’s network or through other telecommunication service providers. This segment is also in the early stages of implementing wholesale VoIP services. The hardware sales segment supplies broadband components and VoIP hardware to broadband service providers. The calling card segment sells prepaid telephone calling cards purchased from other carriers through a network of private distributors located primarily in southern California.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. Information about operations by business segment, as of and for the three months ended March 31, 2006 and 2005 (except listed 2005 balance sheet amounts, which are as of December 31, 2005), is as follows:

				Corporate
	Telecommunication	Hardware	Calling	and
	Services	Sales	Cards	Eliminations	Consolidated

2006
Revenues	$4,632,547	$434,851	$5,294,148	$-	$10,361,546
Interest and expense	325,360	-	-	1,179,088	1,504,448
Depreciation and amortization	1,498,965	5,436	-	25,687	1,530,088
Net loss	(4,446,688)	(1,145,043)	(26,593)	(8,188,710)	(13,807,034)
Capital expenditures	110,321	-	-	-	110,321
Identifiable assets	11,421,916	446,919	1,566,541	2,812,814	16,248,190
Goodwill	23,351,473	198,000	-	-	23,549,473
Other intangible assets, net	13,888,900	-	-	305,000	14,193,900

2005
Revenues	$843,935	$558,534	$-	$-	$1,402,469
Interest expense	-	-	-	14,278	14,278
Depreciation and amortization	30,000	1,312	-	16,668	47,980
Net income (loss)	(632,721)	2,531	-	(925,208)	(1,555,398)
Capital expenditures	9,693	917	-	38,742	49,352
Identifiable assets	11,979,115	562,576	1,448,236	2,958,716	16,948,643
Goodwill	23,306,341	1,037,101	-	-	24,343,442
Other intangible assets, net	14,792,930	-	-	305,000	15,097,930

NOTE C - LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since inception of its business in 2004 and has been dependent on issuances of debt and equity instruments to fund its operations and capital expenditures. The Company’s independent auditors have added an explanatory paragraph to their opinion on the Company’s consolidated financial statements for the year ended December 31, 2005, based on substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2006, the Company's contractual obligations for debt, leases and capital expenditures totaled approximately $16.3 million. Included in this amount is approximately $4.0 million due on a loan from a lending institution. The Company was not in compliance with certain covenants under the loan agreement for this debt. However, the lender has not declared a default.

See Note H for a description of the Company’s convertible notes issued in January and February 2006. As explained below, the subscription agreements for these notes contain provisions that could impact the Company’s future capital raising efforts and its capital structure:

•
As required by the subscription agreements, in February 2006, the Company filed a registration statement (the “Notes Registration Statement”) to register 200% of the shares issuable upon conversion of these notes and all of the shares issuable upon exercise of the warrants issued in connection with the notes. Until the Notes Registration Statement is declared effective by the Securities and Exchange Commission the Company is liable, beginning in late April 2006, for liquidated damages each month at a rate of 1.5% of the outstanding principal of the notes until the Notes Registration Statement is declared effective.

•
Unless consent is obtained from the note holders, the Company may not file any new registration statements or amend any existing registrations until the sooner of (i) 60 days following the effective date of the Notes Registration Statement or (ii) all the notes have been converted into shares of the Company’s common stock and such shares of common stock and the shares of common stock issuable upon exercise of the warrants have been sold by the note holders.

•
Until the Notes Registration Statement has been effective for 365 days, the note holders must be given the right of first refusal with respect to any proposed sale of the Company’s common stock or debt obligations.

•
Unless consent is obtained from the note holders, for so long as 20% or more of the principal amount of the notes, the warrants or the common stock issued or issuable for the notes remains outstanding, the Company may not issue any new shares of common stock, convertible securities or warrants at a price per share, conversion price per share or exercise price per share that is lower than those prices in effect for the notes and warrants without issuing the note holders sufficient additional shares or warrants at prices such that their warrant exercise price or per share price on average is equal to that for the proposed securities to be issued.

•
In April 2006, the Company was in violation of certain requirements of these debt facilities. However, the note holders have not declared the notes in default. As such, the full amount of the notes at March 31, 2006 has been classified as current.

The Company will need to continue to raise additional debt or equity capital to provide the funds necessary to restructure or repay its $4.0 million loan, meet its other contractual commitments, and continue its operations. The Company is actively seeking to raise this additional capital but may not be successful in obtaining further debt or equity financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s authorized shares of stock consist of 100,000,000 shares of common stock. As of March 31, 2006, 68,878,266 common shares were issued and outstanding, approximately 41,000,000 million additional shares are contingently issuable upon the exercise of stock options and warrants, or conversion of convertible securities. A proxy statement will be filed in connection with the Company’s annual meeting of shareholders, at which a proposal will be submitted to increase the authorized shares of capital stock to 250,000,000 shares of common stock and 25,000,000 shares of preferred stock. If such proposal is not approved, the Company may be unable to satisfy the contractual obligations it has undertaken to issue future shares of common stock.

NOTE D - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2006	2005
Equipment	$10,526,740	$9,381,372
Furniture & Fixtures	178,082	216,402
Software	723,122	1,667,864
Vehicles	15,269	15,269
Leasehold improvements	151,835	248,952
Total	11,595,048	11,529,859
Less accumulated depreciation	(2,000,410)	(1,374,352)
Total	$9,594,638	$10,155,507

Depreciation expense was $626,058 and $47,980 for the three months ended March 31, 2006 and 2005, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), the Company performs an evaluation of the fair values of its operating segments annually, and more frequently if an event occurs or circumstances change that may indicate that that the fair value of a reporting unit is less than its carrying amount. As described in NOTE Q, on April 19, 2006, the Company completed the sale of its interest in its subsidiary DTNet. DTNet’s operations were the primary component of the Company’s hardware sales business segment, and the Company has recorded a goodwill impairment charge of $839,101 in its 2006 statement of operations to reduce the carrying value of this subsidiary to its estimated fair value. The remaining $198,000 balance of goodwill for this segment at March 31, 2006 approximates the excess of the sales proceeds received over DTNet’s carrying value (excluding goodwill) at the date of sale.

As of March 31, 2006 and December 31, 2005, goodwill and other intangible assets consisted of the following:

		2006	2005
Goodwill, by business segment:
Telecommunication services		$23,351,473	$23,306,341
Hardware sales		198,000	1,037,101
Calling cards		-	-
Corporate and other		-	-
Subtotal		23,549,473	24,343,442

Other intangible assets:
	Useful Life (Years)
Technology	4.0	$6,000,000	$6,000,000
Customer relationships	5.0 - 6.0	8,325,000	8,325,000
Trade names	9.0	1,300,000	1,300,000
Non-compete agreement	1.0	500,000	500,000
Other intangible assets	Indefinite	600,000	600,000
Subtotal		16,725,000	16,725,000
Accumulated amortization		(2,531,100)	(1,627,070)
Other intangible assets, net		14,193,900	15,097,930

Total goodwill and other intangible assets		$37,743,373	$39,441,372

Amortization expense for the three months ended March 31, 2006 and 2005 amounted to $904,030 and $0, respectively.

NOTE F - ACCOUNTS PAYABLES AND ACCRUED EXPENSES

As of March 31, 2006 and December 31, 2005, accounts payables and accrued expenses consisted of the following:

	2006	2005
Accounts payable-trade	$10,324,437	$11,155,401
Accrued expenses	2,543,893	2,149,514
Total	$12,868,330	$13,304,915

NOTE G - LOAN PAYABLE

The loan payable at March 31, 2006 and December 31, 2005 is owed to a lending institution. This loan bears interest at 12.5%, and is repayable through June 2007 if the loan’s repayment schedule is not accelerated or modified. Additional borrowings under this facility are contingent upon, among other things, the Company raising certain levels of additional equity financing. Interest expensed and paid under this debt facility during the three months ended March 31, 2006, and 2005 was approximately $128,000 and $0, respectively.

This loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected first-priority, secured interest in all of the Company’s assets, as well as rights to preferred stock warrants. The Company was in violation of certain requirements of this debt facility at March 31, 2006. As a result, the full amount of the note at March 31, 2006 has been classified as current. To date, the lender has not declared this loan in default.

NOTE H - CONVERTIBLE NOTES AND WARRANTS PAYABLE

At March 31, 2006 and December 31, 2005, convertible notes payable consisted of the following:

	2006	2005
Payable to WQN, Inc.	$3,700,000	$3,700,000
Payable to accredited investors	12,138,023	1,496,804
Subtotal	15,838,023	5,196,804

Less discounts	(9,126,521)	(1,797,006)

Total	$6,711,502	$3,399,798

In July and October 2005, the Company issued and sold $3,085,832 in principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into 3,857,290 shares of the Company’s common stock. These note holders also received five-year warrants to purchase 3,857,290 shares of the Company’s common stock for prices ranging from $1.38 to $1.65 per share. These notes are secured by a subordinated lien on the Company’s assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $923,702 and $1,496,804 at March 31, 2006 and December 31, 2005, respectively. Half of these notes are repayable beginning in October 2005, and the other half beginning in January 2006 (3 months following their respective issuances), over two years in cash or, at the option of the Company, in registered common stock at the lesser of $1.40 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”).

In January and February 2006, the Company issued and sold $11,959,666 principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $9,879,400. These notes are immediately convertible at the option of the note holders into 8,010,229 shares of the Company’s common stock. These note holders also received five-year warrants to purchase 4,537,053 shares of the Company’s common stock for $1.46 per share, and one-year warrants to purchase 4,537,053 shares for $1.59 per share. Approximately $7.6 million of these notes are secured by a subordinated lien on the Company’s assets. The principal balance of these notes was $11,214,321 at March 31, 2006. All these notes bear interest at an effective rate of approximately 20%, and are payable over two years beginning 90 to 180 days after closing in cash or, at the option of the Company, in registered common stock at the lesser of $1.40 per share or 85% of the weighted average price of the stock on the OTCBB. In April 2006, the Company was in violation of certain requirements of these notes, and did not make the scheduled payments of $389,481 for these notes. While the note holders have not declared the notes in default, the full amount of the notes at March 31, 2006 has been classified as current.

In October 2005, the Company acquired substantially all of the operating assets and liabilities of WQN, for a total purchase price of $9.8 million. The acquisition was financed in part with the issuance of a convertible note in the principal amount of $3.7 million. This note is convertible at the option of WQN into shares of the Company’s common stock at a price of $1.06 per share. This note is payable over twelve months beginning February 2006, and bears nominal interest at 6%. However, the scheduled payments have not been made, and WQN has agreed to subordinate its repayment claim to the convertible note holders described in the two preceding paragraphs above. A debt discount was established to reflect an effective interest rate of 20%, bringing the original net note payable value to $3,216,000.

No interest was paid under any these convertible notes during the three months ended March 31, 2006.

The Company determined that it had insufficient authorized common shares to satisfy the warrant obligations associated with the convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issues 00-27 and 00-19, the $3,526,077 value of these warrants at their issuance dates was recorded as a debt discount and a liability on the Company’s consolidated balance sheet. The liability was marked-to-market at March 31, 2006, resulting in a $1,281,278 increase in the liability and a corresponding charge to earnings for the three months ended March 31, 2006.

NOTE I - ADVANCES FROM INVESTORS

The unsecured advances from investors of $286,675 at March 31, 2006 represent funds deposited with the Company in anticipation of the issuance of future notes payable. The unsecured advances from investors of $3,000,000 at December 31, 2005 represents funds deposited with the Company in anticipation of the issuance of convertible notes payable, which were issued in January 2006 (see NOTE H).

These advances are not interest bearing, and are unsecured.

NOTE J - ACQUISITIONS

On May 31, 2005 the Company acquired 100% of Caerus, and its wholly owned subsidiaries Volo Communications, Inc. (“Volo”), Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for approximately 16,900,000 of the Company's common shares (plus 2,000,000 million escrowed shares).

The goodwill, intangible assets and property recorded for the acquisition of Caerus represent the fair market value of liabilities as of the date of acquisition, plus approximately $18.3 million, which represents the value of the Company's common stock and options issued pursuant to the acquisition.

On October 5, 2005, the Company acquired substantially all of the operating assets and liabilities of WQN, for a total purchase price of $9.8 million. The acquisition was financed with the issuance of $3.2 million of convertible debt, 1,300,000 shares of the Company’s common stock, and 5,000,000 warrants to purchase the Company’s common stock at $0.001 per share.

Condensed balance sheets of the Caerus and WQN acquisitions, reflecting the net fair value amounts assigned to each major asset and liability, as of their respective acquisition dates are as follows:

	Caerus, Inc.	WQN, Inc.
Current assets	$617,000	$3,775,000
Property and equipment, net	7,869,000	508,000
Other assets	131,000	463,000
Accounts payable and other current liabilities	(14,674,000)	(2,031,000)
Note payable	(4,832,000)	-
Net liabilities assumed	(10,889,000)	2,715,000

Goodwill	17,778,000	4,120,000
Intangible assets - other	13,800,000	2,925,000
Intangible assets	31,578,000	7,045,000
Net fair value assets acquired	$20,689,000	$9,760,000

NOTE K - LITIGATION

MCI

On April 8, 2005, The Company’s subsidiary Volo filed suit against MCI WorldCom Network Services, Inc. d/b/a UUNET ("MCI WorldCom"). Volo alleges that MCI WorldCom engaged in a pattern and practice of over-billing Volo for the telecommunications services it provided pursuant to the parties' Services Agreement, and that MCI WorldCom refused to negotiate such overcharges in good faith. Volo also seeks damages arising out of MCI WorldCom's fraudulent practice of submitting false bills by, among other things, re-routing long distance calls over local trunks to avoid access charges, and then billing Volo for access charges that were never incurred.

On April 4, 2005, MCI WorldCom declared Volo in default of its obligations under the Services Agreement, claiming that Volo owes a past due amount of $8,365,980, and threatening to terminate all services to Volo within five days. By this action Volo alleges claims for (1) breach of contract; (2) fraud in the inducement; (3) primary estoppel; and (4) deceptive and unfair trade practices. Volo also seeks a declaratory judgment that (1) MCI WorldCom is in breach of the Services Agreement; (2) $8,365,980 billed by MCI WorldCom is not "due and payable" under that agreement; and (3) MCI WorldCom's default letter to Volo is in violation of the Services Agreement. Volo seeks direct, indirect and punitive damages in an amount to be determined at trial.

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

Discovery is in progress. MCI WorldCom has served requests for documents and for admissions and interrogatories on Volo and Caerus, to which Volo and Caerus have responded. Volo has served document requests and interrogatories on MCI WorldCom. Volo has also initiated third party discovery. The Court on March 9, 2006 granted in part and denied in part motions to compel disclosures brought by Volo and MCI WorldCom and directed the appointment of an independent expert to review and report to the Court on certain matters relevant to the parties' claims and defenses. The Court on April 12, 2006 granted in part and denied in part motions brought by Volo for a protective order and by MCI WorldCom to compel disclosures, and MCI WorldCom's motion for clarification of the March 9, 2006 Order. On May 4, 2006, the Court entered an order directing the appointment of an independent expert to review and report to the Court and the parties upon the routing and termination of calls received by MCI WorldCom from Volo. Volo has contended that such routing and termination is relevant, inter alia, to its allegations that MCI WorldCom engaged in a fraudulent and systematic re-routing of traffic through local trunks in order to avoid paying access fees to terminate such calls. On May 4, 2006, the Court issued a Case Management and Scheduling Order directing the parties to mediate by February 1, 2007 and setting a target trial date of February/March 2007.

The Company is currently unable to assess the outcome of this litigation or its impact on the Company’s financial condition and results of operations.

Netrake

The Company and its subsidiaries Caerus and Volo are involved in pending disputes with Netrake Communications ("Netrake") arising from an equipment purchase contract under which Volo agreed to purchase approximately $2.0 million of Netrake’s telephonic equipment and software. The Company has paid approximately $200,000 on the contract, but has withheld further payments due to dissatisfaction with the performance of the equipment. In arbitration pending in Dallas, Texas, Netrake has brought claim against the Company and its subsidiaries for (1) breach of contract in the amount of $1.8 million plus interest; (2) business disparagement; (3) misappropriation of trade secrets; (4) tortious interference with prospective business relations; and (5) conversion. Netrake also seeks to recover its attorneys' fees. Within this same arbitration, Volo and Caerus seek damages against Netrake for breach of contract and breach of warranty, claiming that the Netrake product did not perform in accordance with agreed upon specifications and warranties.

Volo and Caerus have initiated litigation in Broward County, Florida claiming damages and rescission against Netrake for alleged fraudulent misrepresentations, negligent misrepresentations, violation of Florida's Deceptive and Unfair Trade Practices Act and seeking declaratory relief. Netrake claims all of these claims fall within the arbitration clause of the equipment purchase contract, and has procured an order from the lower court in Florida compelling arbitration of these claims in Dallas, Texas. That order is currently on appeal.

The Company is presently unable to determine what impact, if any, this arbitration and litigation will have on its financial condition or results of operations.

NOTE L - STOCK BASED COMPENSATION

A total of 4,000,000 shares of common stock have been reserved for issuance under the Company's 2004 Employee Stock Option Plan. The activity in this 2004 Option Plan for the three months ended March 31, 2006 is as follows:

	Number	Exercise Price Range	Wtd. Avg. Exercise Price

Options outstanding at December 31, 2005	3,746,562	$0.85 - $1.56	$1.21
Options returned to the plan due to employee terminations	(1,025,500)	$0.85 - $1.56	$1.04
Options exercised	(314,000)	$0.85 - $1.56	$1.04
Options granted	-
Options outstanding at March 31, 2006	2,407,062	$0.85 - $1.56	$1.31

In addition to options issued under the 2004 option plan, the Company granted 1,000,000 options during 2005 to three executive officers at an exercise price of $1.56, all of which remain outstanding at March 31, 2006

The Company recorded compensation expense of $1,819,056 and $360,531 for the three months ended March 31, 2006 and 2005, respectively, in connection with options, warrants and stock granted to employees. As of March 31, 2006, approximately $1,219,000 in total compensation cost related to nonvested options remains to be expensed in future periods.

The value of options and warrants was estimated using the Black-Scholes pricing model. The Black-Scholes pricing calculations were made using volatilities at either one-year or three-year, monthly or weekly, trailing measures, as appropriate, and risk-free rates as determined by the nearest maturity Treasury yield as of respective valuation dates.

On December 7, 2005, the Company’s Board of Directors approved, subject to shareholder approval, the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate may be granted: (1) options to acquire shares of the Company’s common stock; (2) shares of restricted common stock; (3) stock appreciation rights; (4) performance-based awards; (5) “Dividend Equivalents”; and (6) other stock-based awards. The Company is seeking shareholder approval at its 2006 annual meeting of shareholders for the future issuance of options under the 2006 Plan to allow its participants to acquire up to 10,000,000 shares of the Company’s common stock.

NOTE M - WARRANTS

Through March 31, 2006 the Company has issued to employees and financial services firms warrants to purchase the Company’s common stock. During the three months ended March 31, 2006 and 2005, the Company issued 206,250 and 750,000 shares, respectively, of common stock in exchange for these warrants. As of March 31, 2006 and December 31, 2005, the Company had outstanding approximately 11,000,000 warrants, excluding warrants issued in conjunction with convertible debt issuances referred to in NOTE H, to purchase its common stock at a weighted average exercise price of $1.72 per share.

NOTE N - COMMITMENTS

The Company is obligated under non-cancelable operating leases for its office facilities and two apartments used by its employees. Future minimum lease payments under the Company's non-cancelable operating leases as of March 31, 2006 are as follows:

Year ending December 31
2006 (nine months)	$295,578
2007	208,160
Total	$503,738

Rent expense for these leases for the three months ended December 31, 2006 and 2005 was $68,189 and $17,628, respectively.

NOTE O - RELATED PARTY TRANSACTIONS

As of March 31, 2006 and 2005 the amount due from related parties consisted of an account receivable from WQN, a shareholder of the Company.

In December 2004 the Company issued a $560,000 note payable to a shareholder, bearing interest at 3.75%, with an original maturity date of December 2005. In January 2005 the Company issued another note payable for $1,040,000 to the same shareholder under similar terms. At March 31, 2006 and December 31, 2005, the outstanding balance of these notes was $349,637 and $1,572,894, respectively. The notes are currently due on demand.

Interest paid under these notes was $6,279 and $0 during the three months ended March 31, 2006 and 2005, respectively.

NOTE P - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:
	Three Months ended March 31,
	2006	2005

Current benefit	$3,260,372	$525,192
Deferred benefit (expense)	336,294	(37,507)
Subtotal	$3,596,666	$487,685
Less valuation allowances	(3,596,666)	(487,685)
Net	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Three Months ended March 31,
	2006		2005
Computed at statutory rate	34%		34%
Options and warrants expense	(8%	)	(3%	)
Valuation allowance	(26%	)	(31%	)
Total	-		-

At March 31, 2006 the Company’s net deferred tax assets consisted of the following:
Net operating loss carryforwards	$12,158,070
Excess of goodwill impairment charge over tax basis amortization	896,290
Excess book over tax amortization of intangible assets	490,399
Subtotal	13,544,759
Less valuation allowances	(13,544,759)
Total	$-

The Company’s net operating loss carryforwards for federal income tax purposes were approximately $35,600,000 as of March 31, 2006. These carryforwards expire in 2018 ($4,200,000), 2019 ($22,000,000), and 2020 ($9,400,000), respectively.

NOTE Q - SUBSEQUENT EVENTS
On April 19, 2006, the Company completed the sale of its wholly-owned subsidiary, DTNet, to the Company’s former Chief Operating Officer (the “Purchaser”), pursuant to a stock purchase agreement. The consideration for the sale consisted primarily of (1) the return for cancellation of warrants to purchase 200,000 shares of the Company’s common stock held by the Purchaser; and (2) the return for cancellation of 200,000 shares of the Company’s common stock held by the Purchaser. The value of the proceeds approximated the Company’s net book value of its investment in DTNet. However, because DTNet’s operations were the primary component of the Company’s hardware sales business segment, the Company recorded an impairment charge of $839,101 in its statement of operations for the three months ended March 31, 2006. The remaining $198,000 balance of goodwill for this segment at March 31, 2006 approximates the excess of the sales proceeds received over DTNet’s carrying value (excluding goodwill) at the date of sale.

VOIP, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

The following unaudited pro forma condensed combined financial statements are derived from and should be read in conjunction with the historical consolidated financial statements and related notes of the Company, Caerus, and WQN.

On June 1, 2005, the Company, and Caerus announced the closing of the merger of Volo, a wholly-owned subsidiary of the Company with and into Caerus, with Caerus as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement'), executed on May 31, 2005.

On October 6, 2005, the Company purchased substantially all of the assets of WQN’s VoIP business. Such assets consist of WQN’s properties and infrastructure for its services platform for both retail and wholesale voice over internet business.

The unaudited pro forma condensed combined statements of operation for the three months ended March 31, 2005 assumes that the mergers of Caerus, WQN and the Company were consummated at January 1, 2005.

The unaudited pro forma condensed combined statements of operations have been prepared based on currently available information and assumptions that are deemed appropriate by the Company's management. The pro forma information is for informational purposes only and is not intended to be indicative of the actual consolidated results that would have been reported had the transactions occurred on the dates indicated, nor does the information represent a forecast of the consolidated financial position at any future date or the combined financial results of the Company, Caerus and WQN for any future period.

VoIP, Inc
Proforma Condensed Combined Statements of Operations (Unaudited)
Three Months Ended March 31, 2005

	VoIP, Inc	Caerus, Inc	WQN, Inc	Adjustments	Consolidated

Revenues	$1,402,469	$4,994,845	$7,607,738	$-	$14,005,052

Cost of sales	1,301,095	6,357,717	7,325,411	-	14,984,223

Gross profit	101,374	(1,362,872)	282,327	-	(979,171)

Operating expenses	1,642,494	1,615,123	1,226,401	992,109	5,476,127

Loss from operations	(1,541,120)	(2,977,995)	(944,074)	(992,109)	(6,455,298)

Interest expense	14,278	240,082	-	160,800	415,160

Loss before income taxes	(1,555,398)	(3,218,077)	(944,074)	(1,152,909)	(6,870,458)

Provision for income taxes	-	-	-	-	-

Net Loss	$(1,555,398)	$(3,218,077)	$(944,074)	$(1,152,909)	$(6,870,458)

Basic and diluted loss per share					$(0.27)

Weighted average number of shares outstanding					25,705,857

VOIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED
FINANCIAL STATEMENTS
(1) Basis of Presentation

The historical financial information for the Company, Caerus and WQN, Inc. for the three months ended March 31, 2005 has been derived from each company’s respective historical consolidated financial statements.

(2) VoIP, Inc. and Caerus, Inc. Merger

On June 1, 2005, the Company and Caerus, Inc. announced the closing of the Merger of Volo Corp., a wholly-owned subsidiary of the Company, with and into Caerus, with Caerus as the surviving corporation. The Merger was completed pursuant to the Merger Agreement through the conversion of all of Caerus’ outstanding capital stock into 16,434,470 shares of common stock, par value $0.001, of the Company.

(3) On October 6, 2005, the Company purchased substantially all of the assets of WQN’s VoIP business. Such assets consist of WQN’s properties and infrastructure for its services platform for both retail and wholesale voice over internet business.

(4) Pro Forma Statements of Operations Adjustments

Adjustments to the pro forma Statements of Operations represent amortization of intangible assets and interest expense related to convertible debt recorded in connection with the acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Form 10-Q. Certain statements contained in this Form 10-Q and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy," “may,” and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our marketing activities, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements; our ability to obtain financing, if required, on terms acceptable to it, if at all; the success of our research and development activities; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in our Form 10-KSB for the year ended December 31, 2005. Except as required by applicable law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Summary

Balance Sheet Data:	March 31, 2006	December 31, 2005

Goodwill and other intangible assets	$37,743,373	$39,441,372
Total assets	53,991,563	56,390,015
Notes and loans payable, current	10,978,377	11,085,034
Total liabilities	29,867,132	27,164,095
Shareholders’ equity	24,124,431	29,225,920

	For the Three Months Ended March 31
	2006	2005

Revenues	$10,361,546	$1,402,469
Loss from operations	(10,678,699)	(1,541,120)
Net loss	(13,807,034)	(1,555,398)
Net loss per share	(0.20)	(0.06)

Comparison of Three Months Ended March 31, 2006 And 2005

The comparability of our 2006 results to those for 2005 is greatly impacted by the acquisition in May 2005 of Caerus and by the purchase in October 2005 of substantially all of the VOIP-related assets and business of WQN. The following table presents our pro forma results of operations for the three months ended March 31, 2005, assuming these business combinations had occurred at the beginning of 2005:

Proforma
Combined

Revenues	$14,005,052
Net loss	$(6,870,458)
Net loss per share	$(0.27)

Consolidated Results
Our consolidated revenues for the three months ended March 31, 2006 and 2005 were $10.4 million and $1.4 million, respectively. Our consolidated net loss was $13,807,034 ($0.20 per share) for the three months ended March 31, 2006 as compared to a net loss of $1,555,398 ($0.06 per share) for the three months ended March 31, 2005. The increases in our revenues and net loss from the 2005 to 2006 period reflects the inclusion of the results of Caerus and the VOIP business of WQN from the dates of their acquisitions. Revenues for the three months ended March 31, 2006 include approximately $2.1 million and $7.8 million in revenues generated by the acquired Caerus and WQN businesses, respectively. Substantially all of the Caerus revenues for the three months ended March 31, 2006 (which represents 20% of our consolidated revenues for this period) were generated by one customer. Our 2006 results include operating losses of $3.9 million generated by Caerus’ operations and $133,000 attributable to the business formerly owned by WQN.

We incurred significantly greater operating expenses in the first three months of 2006 ($10.7 million) than in the corresponding 2005 ($1.5 million). Our overhead expense (excluding the goodwill impairment charge of $839,101) grew by approximately $8.3 million, reflecting the increased size and complexity of our operations. Included in operating expenses for the three months ended March 31, 2006 are $3.0 million in compensation and benefits, $1.1 million in commissions and fees paid to third parties primarily in connection with our capital raising efforts, professional, legal and consulting expenses of $2.4 million, and $1.5 million of depreciation and amortization.

In accordance with SFAS No. 142, we are required to periodically evaluate the carrying value of our goodwill and intangible assets. During the three months ended March 31, 2006, we recognized impairment expense of $839,101 related to goodwill recorded for our hardware sales business segment. If in the future the remaining carrying value of our goodwill exceeds its fair market value, we may be required to record an additional impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and financial condition.

We did not have sufficient authorized and unissued common shares to satisfy the related warrant obligations associated with the convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issues 00-27 and 00-19, the $3,526,077 the value of these warrants at their issuance dates was recorded as a debt discount and a liability on the Company’s consolidated balance sheet. The liability was marked-to-market at March 31, 2006, resulting in a $1,281,278 increase in the liability and a corresponding charge to earnings for the three months ended March 31, 2006. Future changes in the market value of these warrants may have a material effect on our operating results.

Total assets at March 31, 2006 were $54.0 million, down from $56.4 million at December 31, 2005. This decrease in assets is due primarily to increased depreciation, amortization, and impairment related to the tangible and intangible assets. Goodwill and other intangible assets comprised 70% of our consolidated total assets at March 31, 2006, attributable primarily to these acquisitions.

Results by Segment

Our results by business segment for the three months ended March 31, 2006 and 2005 are as follows:

2006:
	Telecommunications	Hardware Sales	Calling Cards	Corporate	Consolidated
Revenues	$4,632,547	$434,851	$5,294,148	$-	$10,361,546
Gross profit (loss)	(728,188)	93,420	99,997	-	(534,771)
Operating expenses	3,393,140	1,040,463	126,590	5,583,735	10,143,928
Loss from operations	(4,121,328)	(947,043)	(26,593)	(5,583,735)	(10,678,699)
Other expense	325,360	-	-	2,802,975	3,128,335
Net income (loss)	$(4,446,688)	$(947,043)	$(26,593)	$(8,386,710)	$(13,807,034)

2005:
	Telecommunications	Hardware Sales	Calling Cards	Corporate	Consolidated
Revenues	$843,935	$558,534	$-	$-	$1,402,469
Gross profit (loss)	(22,544)	123,918	-	-	101,374
Operating expenses	610,177	121,387	-	910,930	1,642,494
Profit (loss) from operations	(632,721)	2,531	-	(910,930)	(1,541,120)
Other expense	-	-	-	14,278	14,278
Net income (loss)	$(632,721)	$2,531	$-	$(925,208)	$(1,555,398)

Telecommunication Services Segment:

The net loss from our telecommunication services segment grew from $632,721 in the first three months of 2005 to $4,446,688 in the corresponding 2006 period. Revenue for this segment grew by $3.8 million in the first three months of 2006 to $4.6 million. These increases are attributable almost entirely to the Caerus and WQN acquisitions.

The negative gross profit for this segment of $728,188 in the first three months of 2006 reflects variable costs paid to third party vendors that exceeded the revenues we charged to terminate the calls of our customers. We do not expect to generate positive margins on our network traffic until such time as we are able to increase the overall volume of traffic handled by our network by growing our customer base and lower the average cost per minute we pay for call termination through: (a) negotiating more favorable pricing; (b) expanding our selection of third party vendors; and (c) improving our routing process and technology to ensure we are using the lowest cost route available to us to terminate each call.

Operating expenses in the first three months of 2006 for this segment rose to $3.4 million, and include compensation and benefits expenses of $834,585 and depreciation and amortization aggregating $1.5 million.

Hardware Sales Segment:

Hardware sales were relatively flat during the first three months of 2006 ($434,851) as compared to the corresponding 2005 period. However, the net loss for this segment went from essentially nil in the first three months of 2005, as compared to $947,043 in 2006, mainly due to the goodwill impairment charge discussed previously.

On April 19, 2006, the Company completed the sale of its wholly-owned subsidiary, DTNet. However, because DTNet’s operations were the primary component of the Company’s hardware sales business segment, the Company recorded an impairment charge of $839,101 in its statement of operations for the three months ended March 31, 2006. The remaining $198,000 goodwill for this segment approximates the excess of the sales proceeds received over DTNet’s carrying value (excluding goodwill) at the date of sale.

Calling Card Sales Segment:

Calling card sales were $5.3 million in the first three months of 2006, reflecting the acquisition of this segment in October 2005, as a part of the WQN acquisition. The loss from operations in the 2006 period was $26,593.

Liquidity and Capital Resources

Cash and cash equivalents increased by $305,339 for the three months ended March 31, 2006, to $3.5 million. Our consolidated net cash used in operating activities for the three months ended March 31, 2006 was $5.8 million, due primarily to the net loss described above. We funded our operating activities principally through financing activities that generated net proceeds of $6.1 million.

Since inception of business in 2004 we have never been profitable. We have experienced negative cash flows from operations, and have been dependent on the issuances of debt and common stock in private transactions to support our operations and continue our business.

At March 31, 2006 our current liabilities totaled approximately $29.6 million. Included in this amount was an outstanding balance of approximately $4.0 million on a loan from a lending institution. We are not in compliance with certain related loan covenants. To date our lender has not declared a default under this loan agreement.

At March 31, 2006 our negative working capital was $23.2 million.

In January and February 2006, we issued and sold $12.0 million principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $9.9 million (including advance funds received in December 2005). These notes are immediately convertible at the option of the note holders into 8,010,229 shares of the Company’s common stock. These note holders also received five-year warrants to purchase 4,537,053 shares of the Company’s common stock for $1.46 per share, and one-year warrants to purchase 4,537,053 shares for $1.59 per share. Approximately $7.6 million of these notes are secured by a subordinated lien on our assets. All these notes bear interest at an effective rate of approximately 20%, and are payable over two years beginning 90 to 180 days after closing in cash or, at the option of the Company, in registered common stock at the lesser of $1.40 per share or 85% of the weighted average price of the stock on the OTCBB. In April 2006, the Company was in violation of certain requirements of these notes, and did not make scheduled payments of $389,481. While the note holders have not declared the notes in default, the full amount of the notes at March 31, 2006 has been classified as current.

As explained below, the subscription agreements related to these convertible notes contain provisions that could impact our future capital raising efforts and our capital structure:

•
As required by the subscription agreements, in February 2006, we filed a registration statement (the “Notes Registration Statement”) to register 200% of the shares issuable upon conversion of these notes and all of the shares issuable upon exercise of the warrants that were issued in connection with the notes. Until the Notes Registration Statement is declared effective by the Securities and Exchange Commission, we are liable, beginning in late April 2006, for liquidated damages each month at a rate of 1.5% of the outstanding principal of the notes (currently $168,215 per month) until the Notes Registration Statement is declared effective.

•
Unless consent is obtained from the note holders, we may not file any new registration statements or amend any existing registrations until the sooner of (i) 60 days following the effective date of the Notes Registration Statement or (ii) all the notes have been converted into shares of the Company’s common stock and such shares of common stock and the shares of common stock issuable upon exercise of the warrants have been sold by the note holders.

•
Until the Notes Registration Statement has been effective for 365 days, the note holders must be given the right of first refusal with respect to any proposed sale of the Company’s common stock or debt obligations.

•
Unless consent is obtained from the note holders, for so long as 20% or more of the principal amount of the notes, the warrants or the common stock issued or issuable for the notes remains outstanding, we may not issue any new shares of common stock, convertible securities or warrants at a price per share, conversion price per share or exercise price per share that is lower than those prices in effect for the notes and warrants, without issuing the note holders sufficient additional shares or warrants at prices such that their warrant exercise price or per share price on average is equal to that for the proposed securities to be issued.

Our acquisition of WQN’s VoIP assets was funded in part with the issuance of a convertible note with a principal amount of $3.7 million. This note is convertible at the option of WQN into shares of the Company’s common stock at $1.06 per share. It is also convertible by the Company into shares of preferred stock once its Articles of Incorporation are amended to authorize preferred stock issuances. This note is payable over 12 months beginning February 2006, and bears nominal interest at 6%. However, scheduled payments have not been made, and WQN has agreed to subordinate its repayment claim to the convertible note holders described above.

We anticipate that we will continue to report net losses and experience negative cash flows from operations. We will need to raise additional debt or equity capital to provide the funds necessary to repay or restructure our $4.0 million loan, meet our other current contractual obligations and continue our operations. We are actively seeking to raise this additional capital. However, we may not be successful in obtaining further equity or debt financing for our business.

Our authorized shares of stock consist of 100,000,000 shares of common stock, of which there are currently 68,878,266 shares issued and outstanding. Approximately another 41,000,000 additional shares are contingently issuable upon the exercise or conversion of outstanding stock options, warrants and convertible securities. A proxy statement will be filed in connection with annual meeting of shareholders, at which a proposal will be submitted to increase the authorized shares of capital stock to 250,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock. If such proposal is not approved, we may be unable to satisfy the contractual obligations we have undertaken to issue future shares of common stock.

Capital Expenditure Commitments
We have outstanding commitments to purchase capital equipment of approximately $348,000 at March 31, 2006. We anticipate financing these purchases with leasing facilities.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of March 31, 2006:

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years

Convertible notes (principal)	$16,945,378	$16,945,378	$-	$-
Loan payable	3,980,200	3,980,200	-	-
Unsecured advances	286,675	286,675	-
Due to related parties	349,637	349,637	-	-
Other liabilities	269,106	74,323	129,037	65,746
Subtotal	21,830,996	21,636,213	129,037	65,746
Purchase obligations	426,750	426,750	-	-
Operating leases	538,602	295,578	243,024	-
Total	$22,796,348	$22,358,541	$372,061	$65,746

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
In conjunction with the January and February, 2006 convertible note issuances discussed in NOTE H to our consolidated financial statements, we determined that we had insufficient authorized common shares to satisfy the related warrants to purchase 8,508,594 million shares of the Company’s common stock. Therefore, under Emerging Issues Task Force Issue 00-19, the $3,526,077 value of these warrants at their issuance dates was classified as a liability on our consolidated balance sheet, and their value was marked-to-market at March 31, 2006, resulting in a $1,281,278 increase in the liability, and a corresponding charge to earnings for the three months ended March 31, 2006. Until we have sufficient authorized common shares to satisfy these warrant obligations, we will be subject to future noncash mark-to-market exposure to the extent that the estimated market value of these warrants changes in the future, which are in turn primarily dependent on the Company’s common stock market price per share. As a hypothetical example, a $0.50 per share increase or decrease in the market price of the Company’s common stock at March 31, 2006 would have increased or decreased the estimated average market value of these warrants by $0.38 or $.30 per warrant, respectively, resulting in hypothetical mark-to-market adjustments that would have further increased the Company’s consolidated net loss for the three months ended March 31 2006 by $3,190,723, or decreased that loss by $2,552,579, respectively.

We are not exposed to significant interest rate or foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

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

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of March 31, 2006. The control deficiencies identified by our management and the Certifying Officers, which in combination resulted in a material weakness, were (a)  misstatements in amounts reported for a consolidated subsidiary, (b) insufficient personnel resources with appropriate accounting expertise, and (c) a lack of independent verification of amounts billed to certain customers.

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers conclude that our disclosure controls and procedures were ineffective as of March 31, 2006.

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

Our management, including the Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of March 31, 2006, and have concluded that we had the following control deficiencies as of March 31, 2006 that, when combined, resulted in a material weakness:

(a)
In March 2006, during their review and analysis of 2005 results and financial condition in connection with the preparation of the 2005 financial statements and the 2005 Annual Report on Form 10-KSB, our senior financial management discovered certain overstatements of the revenues and expenses reported, and understatement of net loss, for our consolidated subsidiary DTNet. Based upon an assessment of the impact of the adjustments to our financial results arising from this matter, we restated the financial information presented in our Form 10-KSB/A for the year ended December 31, 2004. Adjustments to reduce (i) the overstatements of revenues; (ii) the overstatement of cost of goods sold; and (iii) the understatement of net loss, aggregated $791,200, $498,123, and $462,618, respectively, for the year ended December 31, 2004, and $604,678, $499,840, and $48,101, for the year ended December 31, 2005, respectively.

(b)
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

Management has concluded that the above deficiencies when combined together have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of our interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officers concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006 based on the criteria in the Internal Control - Integrated Framework.

Remediation Steps to Address Control Deficiencies

We are in the process of addressing the identified material weakness by remediating the control deficiencies in our internal control over financial reporting which comprise this material weakness as follows:

(a)
In March 2006, our Board of Directors (the “Board”) retained counsel to conduct a thorough investigation of the accounting misstatements of our DTNet subsidiary. Such counsel, in turn, retained an independent forensic accounting firm to assist its investigation. Based on this investigation our Board and management have concluded that these intentional overstatements of revenues, expenses and receivables were limited to the unauthorized actions of two individuals. One of these individuals was employed at corporate headquarters and the other was employed at DTNet’s headquarters. The individual employed at corporate headquarters resigned shortly after the initiation of the investigation, and we terminated the employment of the other individual immediately following the receipt of the preliminary findings of the investigation in early April 2006. We changed the individual responsible for the day-to-day management of DTNet, relocated its accounting to our corporate offices and increased our analysis of this subsidiary’s transactions. In April 2006, we sold this subsidiary to our former Chief Operating Officer.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. See NOTE K to the Company’s consolidated financial statements for a discussion of litigation between Volo (a wholly-owned subsidiary of Caerus) and MCI WorldCom, and between the Company and its subsidiaries Caerus and Volo and Netrake Communications.

ITEM 1.A RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

No. Description

31.1 Certification by CEO under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by CFO under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by
 Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q for the period ended March 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP, INC.

Date: May 18, 2006	/s/ David Sasnett
David Sasnett
Chief Financial Officer