Form 10KSB/A
period 2005-12-31
VOIP  INC
filed 2006-06-06
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________to____________

Commission file number 000-28985

VOIP, INC.
(Name of small business issuer in its charter)

Texas (State or other jurisdiction of incorporation or organization) 12330 SW 53rd Street, Suite 712 Fort Lauderdale, Florida (Address of principal executive offices)	75-2785941 (I.R.S. Employer Identification No.) 33330 (Zip Code)
Issuer's telephone number, including area code: (954) 434-2000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by a check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act). YES ☐ NO☒

The issuer's revenues for its most recent fiscal year were $ 15,507,145.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $90,522,977 at March 22, 2006. At March 22, 2006, the registrant had outstanding 68,838,766 shares of par value $.001 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

Explanatory Note

VoIP, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “2005 10-KSB”), which was originally filed on April 17, 2006. This Amendment No. 1 is being filed to include in the 2005 10-KSB the financial statements of WQN, Inc., which was acquired by the Company on October 5, 2005.

This Amendment does not reflect events occurring after the filing of the 2005 10-KSB, and does not update or modify the disclosures therein in any way other than as required to reflect the amendments described above.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company begin at Page F-1 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VoIP, Inc. and Subsidiaries
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of VoIP, Inc. and Subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VoIP, Inc. and Subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are described in Note K to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
April 12, 2006

VoIP, Inc.
Consolidated Balance Sheets

	December 31
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$3,228,745	$1,141,137
Accounts receivable, net of allowance of
$177,489 and $136,795 respectively	1,320,062	166,239
Due from related parties	161,530	245,402
Inventory	797,074	324,185
Assets from discontinued operations less
valuation allowance of $392,000 in 2005	-	412,419
Other current assets	936,520	-
Total current assets	6,443,931	2,289,382

Property and equipment, net	10,155,507	419,868
Goodwill and other intangible assets	39,441,372	6,923,854
Other assets	349,205	23,579

TOTAL ASSETS	$56,390,015	$9,656,683

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$13,304,915	$1,148,833
Loans payable	4,685,236	200,000
Convertible notes payable	3,399,798	-
Advances from investors	3,000,000	-
Due to related parties	1,572,894	560,000
Other current liabilities	956,004	103,030
Total current liabilities	26,918,847	2,011,863

Other liabilities	245,248	-

TOTAL LIABILITIES	27,164,095	2,011,863

Shareholders' equity:
Common stock - $0.001 par value;
100,000,000 shares authorized;
61,523,397 and 24,258,982 shares
issued and outstanding, respectively	61,523	24,259
Additional paid-in capital	63,964,497	14,107,328
Accumulated deficit	(34,800,100)	(6,486,768)
Total shareholders' equity	29,225,920	7,644,820

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$56,390,015	$9,656,683

The accompanying notes are an integral part of these consolidated financial statements.

VoIP Inc.
Consolidated Statements of Operations

	Year Ended December 31
	2005	2004

Revenues	$15,507,145	$1,828,193

Cost of sales	16,331,663	1,372,146

Gross profit (loss)	(824,518)	456,047

Operating expenses
Compensation and related expenses	7,730,795	4,254,477
Commissions and fees to third parties	4,949,612	407,498
Professional and legal	1,868,263	430,432
Depreciation and amortization	3,140,401	82,832
General and administrative expenses	4,193,987	1,288,239
Impairment of goodwill	4,173,452	-

Loss from operations	(26,881,028)	(6,007,431)

Interest expense	1,638,489	-
Gain on sale of fixed assets	(206,184)	-

Net loss before discontinued operations	(28,313,333)	(6,007,431)

Income from discontinued operations,
net of income taxes	-	145,311

Net loss	$(28,313,333)	$(5,862,120)

Basic and diluted loss per share:

Loss before discontinued operations	$(0.67)	$(0.41)

Income from discontinued operations,
net of income taxes	-	0.01

Net loss per share	$(0.67)	$(0.40)

Weighted average number of shares outstanding	42,022,906	14,597,312

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004

Cash flows from operating activities:
Continuing operations:
Net loss	$(28,313,333)	$(6,007,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,140,401	82,832
Goodwill impairment	4,173,452	-
Amortization of debt discounts	416,175	-
Common shares issued for services	3,380,474	599,166
Options and warrants issued for services and compensation	2,181,350	3,320,763
Changes in operating assets and liabilities, net of assets & liabilities acquired:
Accounts receivable	(17,368)	233,620
Due from related parties	83,872	(245,402)
Inventory	100,080	8,179
Other current assets	(582,685)	52,233
Accounts payable	(4,549,404)	(372,446)
Due to related parties	812,894	-
Other current liabilities	852,974	(335,696)
Net cash used in continuing operating activities	(18,321,118)	(2,664,182)

Discontinued operations:
Income (loss) from discontinued operations	-	145,311
Changes in assets, liabilities, and net results	412,419	(408,000)
Net cash provided by (used in) discontinued operating activities	412,419	(262,689)

Net cash used in operating activities	(17,908,699)	(2,926,871)

Cash flows from investing activities:
Cash from acquisitions	-	104,872
Purchase of property and equipment	(2,566,122)	(157,881)
Acquisition of Caerus and WQN (Note K)	(1,290,727)	-
Purchase of other assets	267,940	(71,100)
Net cash used in investing activities	(3,588,909)	(124,109)

Cash flows from financing activities:
Proceeds from issuance of notes payable	9,616,104	560,000
Proceeds from sales of common stock	11,719,614	3,628,618
Issuance of stock for note conversions	2,465,286	-
Repayment of notes payable	(215,788)	-
Net cash provided by financing activities	23,585,216	4,188,618

Net increase in cash	2,087,608	1,137,638

Cash and cash equivalents at beginning of year	1,141,137	3,499

Cash and cash equivalents at end of year	$3,228,745	$1,141,137

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2005 and 2004

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Accumulated Deficit	Total
Balance as of December 31, 2003	1,730,939	$1,731	$731,208	$(624,647)	$108,292
Common stock issued	12,500,000	12,500	-	-	12,500
Common stock issued to investors for cash received	5,520,566	5,521	3,610,598	-	3,616,119
Common stock issued for services	907,477	907	493,259	-	494,166
Common Stock issued for acquisition of DTNet Tech.	2,500,000	2,500	4,747,500	-	4,750,000
Common Stock issued for acquisition of VoipAmericas	1,000,000	1,000	1,099,000	-	1,100,000
Warrants issued to two company officers	-	-	3,320,763	-	3,320,763
Warrants issued for intellectual property	100,000	100	105,000	-	105,100
Loss for the year	-	-	-	(5,862,120)	(5,862,120)

Balance December 31, 2004	24,258,982	24,259	14,107,328	(6,486,767)	7,644,820

Common Stock issued for services	2,994,592	2,995	3,377,479	-	3,380,474
Common stock issued to investors for cash received	6,740,038	6,740	8,022,598	-	8,029,338
Common stock issued for cash received, pursuant to
exercise of warrants	3,292,778	3,293	3,919,360	-	3,922,653
Common stock issued for debt conversions	4,054,536	4,054	2,461,232	-	2,465,286
Common Stock issued for acquisition of Caerus, Inc.	18,932,471	18,932	19,956,068	-	19,975,000
Options issued for acquisition of Caerus, Inc.	-	-	355,000	-	355,000
Common Stock issued for acquisition of WQN	1,250,000	1,250	1,298,250	-	1,299,500
Value of warrants issued for acquisition of WQN	-	-	5,200,000	-	5,200,000
Value of warrants and conversion features of debt issued	-	-	3,085,832	-	3,085,832
Stock compensation - amortization	-	-	242,101		242,101
Option and warrant compensation - amortization	-	-	1,939,249	-	1,939,249
Loss for the year	-	-	-	(28,313,333)	(28,313,333)
Balance December 31, 2005	61,523,397	$61,523	$63,964,497	$(34,800,100)	$29,225,920

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

Convertible Debt

Convertible debt with beneficial conversion features, whereby the conversion feature is “in the money” are accounted for in accordance with guidance supplied by Emerging Issues Task Force (“EITF”) No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." The relative fair value of the warrants and the Beneficial Conversion Feature has been recorded as a discount against the debt and is amortized over the term of the debt.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized

Earnings (Loss) Per Share

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

Revenue Recognition

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from monthly recurring charges associated with internet services and from sales of hardware product and calling cards.

Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue for each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call.

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

Business Combinations

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This pronouncement also requires that the intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

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

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." Statement No. 151 requires that abnormal amounts of costs, including idle facility expense, freight, handling costs and spoilage, should be recognized as current period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

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

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections or SFAS 154, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations or financial condition.

NOTE C - BUSINESS SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information about operations by business segment, as of and for the years ended December 31, 2005 and 2004, is as follows:

2005	Telecommunication Services	Hardware Sales	Calling Cards	Corporate and Eliminations	Consolidated
Revenues	$8,198,587	$2,376,329	$4,932,229	$-	$15,507,145
Interest expense	$560,351	$-	$-	$1,078,138	$1,638,489
Depreciation and amortization	$2,916,380	$161,047	$-	$62,974	$3,140,401
Net income (loss)	$(9,247,515)	$(4,674,514)	$6,348	$(14,397,652)	$(28,313,333)
Capital expenditures	$2,403,902	$13,572	$-	$148,648	$2,566,122
Identifiable assets	$11,979,115	$562,576	$1,448,236	$2,958,716	$16,948,643
Goodwill	$23,306,341	$1,037,101	$-	$-	$24,343,442
Other intangible assets, net	$14,792,930	$-	$-	$305,000	$15,097,930

2004
Revenues	$649,230	$1,178,963	$-	$-	$1,828,193
Interest expense	$-	$-	$-	$-	$-
Depreciation and amortization	$55,221	$19,164	$-	$8,447	$82,832
Net income (loss)	$(385,067)	$(775,199)	$-	$(4,701,853)	$(5,862,120)
Capital expenditures	$39,931	$15,427	$-	$102,523	$157,881
Identifiable assets	$414,042	$891,020	$-	$1,427,768	$2,732,831
Goodwill	$1,408,301	$5,210,553	$-	$-	$6,618,854
Other intangible assets, net	$-	$-	$-	$305,000	$305,000

NOTE D - PROPERTY AND EQUIPMENT, NET

As of December 31, 2005 and 2004, property and equipment consists of the following:

	2005	2004
Equipment	$9,381,372	$519,810
Furniture & Fixtures	216,402	56,748
Software	1,667,864	-
Vehicles	15,269	4,769
Leasehold improvements	248,952	4,562
Total	11,529,859	585,889
Less accumulated depreciation	(1,374,352)	(166,021)
Total	$10,155,507	$419,868

Depreciation expense for 2005 and 2004 amounted to $1,208,331 and $82,832 respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, by segment:	2005	2004
Telecommunications services	$23,306,341	$1,408,301
Hardware sales	1,037,101	5,210,553
Calling cards	-	-
Corporate and other	-	-
Subtotal, goodwill	24,343,442	6,618,854

Other intangible assets:

	Useful Life (Years)
Technology	4.0	$6,000,000	$-
Customer relationships	5.0 - 6.0	8,325,000	-
Trade names	9.0	1,300,000	-
Non-compete agreement	1.0	500,000	-
Other intangible assets	Indefinite	600,000	305,000
Subtotal		16,725,000	305,000
Accumulated amortization		(1,627,070)	-
Other intangible assets, net		15,097,930	305,000

Total goodwill and other intangible assets		$39,441,372	$6,923,854

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

NOTE F - ACCOUNTS PAYABLES AND ACCRUED EXPENSES

As of December 31, 2005 and 2004 accounts payables and accrued expenses consisted of the following:

	2005	2004
Accounts payable-trade	$11,155,401	$912,674
Accrued expenses	2,149,514	233,711
Other	-	2,448
Total	$13,304,915	$1,148,833

See Note S for a discussion of litigation with two vendors, certain amounts for which are included in accounts payable - trade.

NOTE G - LOANS PAYABLE

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

NOTE H - CONVERTIBLE NOTES PAYABLE

As of December 31, 2005, convertible notes payable consisted of the following:

Payable to WQN, Inc.	$3,700,000
Payable to accredited investors	1,496,804
Subtotal, principal	5,196,804

Less discount	(1,797,006)

Total	$3,399,798

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

The fair market value of the conversion feature and the warrants, calculated using the Black-Scholes pricing model, was $3,085,832, which was recognized as a debt discount and an addition to paid-in capital. Interest expense at the dates of issuance was recognized for the difference between the principal value of the notes and their related net proceeds (original issue discount). The debt discount is being amortized to interest expense over the notes’ 24-month contact terms.

The Black-Scholes pricing calculations were made using volatilities at either one-year or three-year, monthly or weekly, trailing measures, as appropriate, and risk-free rates as determined by the nearest maturity Treasury yield as of respective valuation dates.

No interest was paid under these debt facilities during the year ended December 31, 2005.

NOTE I - ADVANCE FROM INVESTORS

The unsecured advance of $3,000,000 at December 31, 2005 represents funds deposited with the Company in anticipation of the issuance of convertible notes payable, which were issued in January 2006, (see NOTE S). The advance is not interest bearing, and is unsecured.

NOTE J - ACQUISITIONS

On May 31, 2005 the Company acquired 100 percent of Caerus, Inc. and its wholly owned subsidiaries Volo Communications, Inc., Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for approximately 16.9 million of the Company's common shares (plus 2.0 million escrowed shares).

The goodwill, intangible assets and property recorded for the acquisition of Caerus, Inc. (Caerus) represent the fair market value of liabilities as of the date of acquisition, plus approximately $18.3 million which represents the value of the Company's common stock and options issued pursuant to the acquisition.

On October 5, 2005 the Company acquired substantially all of the operating assets and liabilities of WQN, Inc., for a total purchase price of $9.8 million. The acquisition was financed with the issuance of $3.2 million of convertible debt, 1.3 million shares of the Company’s common stock, and 5.0 million warrants to purchase the Company’s common stock at $0.001 per share.

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

NOTE K - LIQUIDITY AND CAPITAL RESOURCES

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

The subscription agreements for the sale of these convertible notes contain provisions that could impact the Company’s future capital raising efforts and its capital structure, including:

•
In February 2006, the Company filed a registration statement to register 200% of the shares issuable upon conversion of these notes and all of the shares issuable upon exercise of the warrants (the “Notes Registration Statement”). If the Notes Registration Statement is not declared effective by late April 2006, the Company is liable for liquidated damages each month at a rate of 1.5% of the outstanding note principal until the Registration Statement is declared effective.

•
Unless consent is obtained from the note holders, the Company may not file any new registration statements or amend any existing registrations until the sooner of (i) 60 days following the effective date of the Note Registration Statement or (ii) all the notes have been converted into shares and such shares and the warrant shares have been sold by the note holders.

•
Until the Notes Registration Statement has been effective for 365 days the note holders must be given the right of first refusal to purchase any proposed sale of the Company’s common stock or debt obligations.

•
Unless we consent is obtained from the note holders for so long as 20% or more of the note principal, warrants or common stock issued or issuable for the notes remains outstanding, the Company may not issue any new shares of common stock, convertible securities or warrants at a price per share, conversion price per share or exercise price per share that is lower than those prices in effect for the notes and warrants without issuing the note holders sufficient additional shares or warrants at prices such that their warrant exercise price or per share price on average is equal to that for the proposed securities to be issued.

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

The Company’s authorized shares of stock consist of 100,000,000 shares of common stock. As of April 2006, 68,838,766 common shares issued and outstanding, and there are approximately 45 million additional shares that may become outstanding upon the exercise or conversion of outstanding stock options, warrants and convertible securities. A proxy statement has been filed in connection with annual meeting of shareholders at which a proposal will be submitted to increase the authorized shares of capital stock to 250,000,000 shares of common stock and 25,000,000 shares of “blank check” preferred stock. If such proposal is not approved, the Company will be unable to satisfy the contractual obligations it has undertaken to issue future shares of common stock.

NOTE L - STOCK BASED COMPENSATION

A total of 4,000,000 shares of common stock have been reserved for issuance under the Company's 2004 Employee Stock Option Plan. The activity in this 2004 Option Plan for the year ended December 31, 2005 is as follows:

	Number	Exercise Price Range	Wtd. Avg. Exercise Price
Options outstanding at December 31, 2004	3,650,000	$0.85 - $1.56	$1.14
Options returned to the plan due
to employee terminations	(528,438)	$0.85 - $1.10	$0.95
Options granted	625,000	$1.01 - $1.53	$1.37
Options outstanding at December 31, 2005	3,746,562	$0.85 - $1.56	$1.21

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

On December 7, 2005, the Company’s Board of Directors approved, subject to shareholder approval, the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate may be granted: (1) options to acquire shares of the Company’s common stock, (2) shares of restricted common stock, (3) stock appreciation rights, (4) performance-based awards, (5) “Dividend Equivalents”, and (6) other stock-based awards. The Company is seeking shareholder approval at its 2006 shareholders’ meeting for the future issuance of options under the 2006 Plan to allow its participants to acquire up to 10,000,000 shares of our common stock.

NOTE M - WARRANTS

A summary of the Company's warrants as of December, 31 2005 and 2004 is presented below:

	2005		2004
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Warrants outstanding at beginning or year	4,800,000	$1.06	-	$-
Granted to company officers	2,450,000	$1.51	4,400,000	$1.00
Granted to a third party	850,000	$1.60	400,000	$1.75
Expired	-	$-	-	$-
Exercised	(4,400,000)	$1.00	-	$-
Warrants outstanding at end of year	3,700,000	$1.55	4,800,000	$1.06

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

Year ending Dec 31
2006	$386,846
2007	320,848
Total	$707,694

During the years ended December 31, 2005 and 2004, $285,993 and $41,957, respectively, were charged to operations for rent expense related to these operating leases.

NOTE O - RELATED PARTY TRANSACTIONS

As of December 31, 2005 and 2004 the amount due from (to) related parties consisted of the following:

	2005	2004
DTNet, Inc. (1)	$-	$134,317
DTNet International (1)	-	119,974
WQN, Inc.	161,530	-
Mozart Communication	-	21,794
Com Laser	-	5,850
Other	-	(36,533)
Total	$161,530	$245,402

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

NOTE P - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:

	Year ended December 31,
	2005	2004
Current benefit	$7,479,000	$2,040,000
Deferred benefit	1,051,000	-
Subtotal	$8,530,000	$2,040,000
Less valuation allowances	(8,530,000)	(2,040,000)
Net	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Year ended December 31,
	2005	2004
Computed at statutory rate	34%	34%
Value of options and warrants expensed,
not deductible for tax purposes	(4%)	-
Valuation allowance	(30%)	(34%)
Total	-	-

At December 31, 2005 the Company’s net deferred tax assets consisted of the following:

Net operating loss carryforwards	$9,519,000
Excess of goodwill impairment charge over
tax basis amortization	773,000
Amortization of intangible assets	278,000
Subtotal	10,570,000
Less valuation allowances	(10,570,000)
Total	$-

The Company’s net operating loss carryforwards for federal income tax purposes were approximately $28 million as of December 31, 2005. These carryforwards expire in 2018 ($6,000,000) and 2019 ($22,000,000).

NOTE Q - DISCONTINUED OPERATIONS

In December 2004, the Company decided to exit the tea business and sold its entire tea inventory, therefore, those transactions have been presented as discontinued operations for the year ended December 31, 2004.

Assets, liabilities, and results of the discontinued tea operations of the Millennia Tea Master division for 2004 are as follows:

Assets from discontinued operations:
Cash	$4,419
Notes receivable from purchaser of tea (non-interest bearing
due in four equal installments through December 31, 2005)	408,000
Tea inventory at net realizable value	-
Other assets	-
Total	$412,419

Liabilities from discontinued operations:
Due to related parties	$-
Total	$-

Results from discontinued operations:
Revenues	$408,613
Cost of sales	263,302
Gross Profit	145,311
Other expenses	-
Income (loss) from discontinued operations	$145,311

NOTE R - LEGAL PROCEEDINGS

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

Netrake

The Company and its subsidiaries Caerus and Volo are involved in pending disputes with Netrake Communications (“Netrake”) arising from an equipment purchase contract under which Volo agreed to purchase approximately $2,000,000 worth in Netrake telephonic equipment and software. The Company has paid approximately $200,000 on the contract but has withheld further payments due to dissatisfaction with the performance of the equipment. In arbitration pending in Dallas, Texas, Netrake has brought claim against the Company and its subsidiaries for (1) breach of contract in the amount of $1.8 million plus interest, (2) business disparagement, (3) misappropriation of trade secrets, (4) tortuous interference with prospective business relations and (5) conversion. Netrake also seeks to recover its attorneys’ fees. Within this same arbitration Volo and Caerus seek damages against Netrake for breach of contract and breach of warranty claiming that the Netrake product did not perform in accordance with agreed upon specifications and warranties.

Volo and Caerus have initiated litigation in Broward County, Florida claiming damages and recession against Netrake for alleged fraudulent misrepresentations, negligent misrepresentations, violation of Florida’s Deceptive and Unfair Trade Practices Act and seeking declaratory relief. Netrake claims all of these claims fall within the arbitration clause of the equipment purchase contract, and has removed the action to arbitrate in Dallas.

The Company is presently unable to determine what impact, if any, this arbitration and litigation will have on its financial condition or results of operations.

VOIP, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

The Following unaudited pro forma condensed combined financial statements are derived from and should be read in conjunction with the historical consolidated financial statements and related notes of VOIP, INC. ("VOIP" or the "Company"), CAERUS, INC. ("CAERUS"), and WQN, Inc. (“WQN”).

On June 1, 2005, the Company, and Caerus announced the closing of the merger of Volo Acquisition Corp., a wholly-owned subsidiary of the Company with and into Caerus, with Caerus as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement'), executed on May 31, 2005.

On October 6, 2005, the Company purchased substantially all of the assets of WQN, Inc. relating to WQN’s “Voice over Internet Protocol” business. Such assets consist of WQN’s properties and infrastructure for its services platform for both retail and wholesale voice over internet business.

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

VoIP, Inc
Proforma Condensed Combined Statement of Operations (Unaudited)
Year Ended December 31, 2005

	VoIP, Inc	Caerus, Inc	WQN, Inc	Adjustments	Consolidated

Revenues	$3,277,323	$11,307,620	$31,790,296	$-	$46,375,239

Cost of sales	2,754,073	14,814,907	30,397,628	-	47,966,608

Gross profit	523,250	(3,507,287)	1,392,668	-	(1,591,369)

Operating expenses	19,393,232	6,558,373	5,024,616	3,968,437	34,944,658

Loss from operations	(18,869,982)	(10,065,660)	(3,631,948)	(3,968,437)	(36,536,027)

Interest expense	1,078,138	786,390	-	643,200	2,507,728

Gain on sale of fixed assets	(206,184)	-	(148,236)	-	(354,420)
Provision for income taxes	-	-	-	-	-

Net loss before discontinued operations	(19,741,936)	(10,852,050)	(3,483,712)	(4,611,637)	($38,689,335)

Income from discontinued operations,
net of income taxes	-	-	-	-	-

Net Loss	$(19,741,936)	$(10,852,050)	$(3,483,712)	$(4,611,637)	$(38,689,335)

Basic and diluted loss per share:					$(0.79)

Weighted average number of shares outstanding					48,870,602

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

(3) Historical financial information for WQN, Inc. for the year ended December 31, 2005 has been derived from WQN, Inc.’s historical financial statements.

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

(5) On October 6, 2005, the Company purchased substantially all of the assets of WQN, Inc. relating to WQN’s “Voice over Internet Protocol” business. Such assets consist of WQN’s properties and infrastructure for its services platform for both retail and wholesale voice over internet business.

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

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
July 25, 2005

CAERUS, INC.
CONSOLIDATED BALANCESHEETS
December 31, 2004 and 2003

ASSETS

	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$19,414	$25,078
Restricted cash	60,224	196
Accounts receivable	2,098,598	358,522
Note receivable - related party	-	179,974
Supplies, deposits and prepaid expenses	70,999	350,199
TOTAL CURRENT ASSETS	2,249,235	913,969

PROPERTY AND EQUIPMENT
Telecommunications equipment and computers	6,390,973	732,205
Furniture and fixtures	61,960	21,624
Leasehold improvements	163,808	146,358
Purchased and developed software	473,228	598,243
	7,089,969	1,498,430
Less accumulated depreciation and amortization	(824,580)	(183,408)
NET PROPERTY AND EQUIPMENT	6,265,389	1,315,022
OTHER ASSETS
Deferred loan origination costs, net	285,075	-
Lease deposit and other	28,959	65,000

TOTAL ASSETS	$8,828,658	$2,293,991

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,137,293	$452,094
Note payable	6,006,899	-
Convertible notes payable - related party	1,830,000	1,050,000
Deferred revenue and customer deposits	38,750	60,576
TOTAL CURRENT LIABILITIES	15,012,942	1,562,670
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - $.01 par value; 50,000,000 shares authorized;
14,940,508 and 11,948,367 shares issued and outstanding, respectively	149,405	119,484
Preferred stock - $.01 par value; 25,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Additional paid-in capital	4,618,253	2,952,184
Accumulated deficit	(10,951,942)	(2,340,347)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(6,184,284)	731,321
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$8,828,658	$2,293,991

The accompanying notes are an integral part of the consolidated financial statements.

CAERUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Year Ended December 31, 2004, and
The Period May 15, 2002 (Date of Inception) Through December 31, 2003

	2004	2002-2003
		(Development Stage)

SALES	$14,379,365	$1,191,287

COST OF SALES
Network and termination costs	15,103,149	900,681
Testing and sales concessions	662,052	-

TOTAL COST OF SALES	15,765,201	900,681

GROSS PROFIT (LOSS)	(1,385,836)	290,606

OPERATING EXPENSES
Equipment and computer expenses	603,189	97,068
Office expenses	228,108	206,215
Labor-related expenses	2,973,070	1,214,240
Professional fees	814,243	400,872
Marketing	217,835	16,689
Litigation settlement	326,205	-
Rent, utilities and security	246,545	355,481
Taxes and licenses	55,527	25,390
Travel, lodging and entertainment	163,555	90,928
Depreciation and amortization	641,172	183,409
Asset impairment charge	299,122	-

TOTAL EXPENSES	6,568,571	2,590,292

LOSS FROM OPERATIONS	(7,954,407)	(2,299,686)

OTHER EXPENSES
Interest expense, net	(657,238)	(19,654)
Other expense, net	50	(21,007)

NET LOSS	$(8,611,595)	$(2,340,347)

The accompanying notes are an integral part of the consolidated financial statements.

CAERUS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Year Ended December 31, 2004, and
The Period May 15, 2002 (Date of Inception) Through December 31, 2003

	Common Stock $.01 Par Value
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

BALANCE - MAY 15, 2002	-	$-	$-	$-	$-

ISSUANCE OF FOUNDER STOCK	5,400,000	54,000	-	-	54,000

SALE OF COMMON STOCK	6,186,592	61,866	2,721,909	-	2,783,775

ISSUANCE OF COMMON STOCK
FOR SERVICES	150,000	1,500	81,750	-	83,250

ISSUANCE OF COMMON STOCK
FOR PROPERTY AND EQUIPMENT	211,775	2,118	148,525	-	150,643
-
NET LOSS	-	-	-	(2,340,347)	(2,340,347)

BALANCE - DECEMBER 31, 2003	11,948,367	119,484	2,952,184	(2,340,347)	731,321

ISSUANCE OF COMMON STOCK	712,071	7,121	273,139	-	280,260

ISSUANCE OF COMMON STOCK
FOR DEBT	2,280,070	22,800	1,097,200	-	1,120,000

ISSUANCE OF STOCK WARRANTS
IN CONNECTION WITH SECURED
NOTE PAYABLE	-	-	218,813	-	218,813

EMPLOYEE STOCK OPTIONS -
COMPENSATION EXPENSE
RECOGNIZED	-	-	76,917	-	76,917

NET LOSS	-	-	-	(8,611,595)	(8,611,595)

BALANCE - DECEMBER 31, 2004	14,940,508	$149,405	$4,618,253	$(10,951,942)	$(6,184,284)

The accompanying notes are an integral part of the consolidated financial statements.

CAERUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Year Ended December 31, 2004, and
The Period May 15, 2002 (Date of Inception) Through December 31, 2003

	2004	2002-2003
		(Development Stage)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,611,595)	$(2,340,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Litigation settlement	326,205	-
Depreciation and amortization	641,172	183,408
Asset impairment charge	299,122	-
Amortization of deferred loan fees	56,613	-
Stock issued to Founder	-	54,000
Stock issued for services	-	83,250
Expense related to employee stock options	76,917	-
Forgiveness of related-party loan	415,323	-
Changes in:
Restricted cash	(60,028)	(196)
Accounts receivable	(2,066,281)	(358,522)
Supplies, deposits and prepaid expenses	279,200	(415,199)
Other assets	36,041	-
Accounts payable and accrued expenses	6,685,199	452,094
Deferred revenue	(21,826)	60,576

NET CASH USED IN OPERATING ACTIVITIES	(1,943,938)	(2,280,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(5,890,661)	(1,347,787)
Additions to related-party loan	(235,349)	(179,974)

NET CASH USED IN INVESTING ACTIVITIES	(6,126,010)	(1,527,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	8,900,000	1,050,000
Repayment of note payable	(993,101)	-
Proceeds from issuance of common stock	280,260	2,783,775
Payments for loan origination costs	(122,875)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,064,284	3,833,775

NET CHANGE IN CASH	(5,664)	25,078

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	25,078	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,414	$25,078

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

Expected life (in years)	10.0
Risk-free interest rate	2.0%
Dividend yeild	0.0%

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

These warrants had estimated fair values totaling $218,813 at their grant dates, recognized as additional paid-in capital and deferred loan origination costs. Additional information pertaining to these warrants issued and outstanding at December 31, 2004 is as follows:

Date Granted	Shares
June, 2004	1,235,294
August 2004	766,020
October, 2004	383,010
Total Issued and Outstanding	2,384,324

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

Year Ending December 31,	Amount
2005	$196,000
2006	$202,000
2007	$208,000
2008	$35,000

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

Litigation

On April 8, 2005, Volo Communications, Inc. (“Volo”) (a wholly-owned subsidiary of Caerus, Inc.) filed suit against MCI Worldcom Network Services, Inc. d/b/a UUNET (“MCI”). Volo alleges that MCI engaged in a pattern and practice of over-billing Volo for the telecommunications services it provided pursuant to the parties’ Services Agreement, and that MCI refused to negotiate such overcharges in good faith. Volo also seeks damages arising out of MCI’s alleged fraudulent practice of submitting false bills by, among other things, re-routing long distance calls over local trunks to avoid access charges, and then billing Volo for access charges that were never incurred. On April 4, 2005, MCI declared Volo in default of its obligations under the Services Agreement, claiming that Volo owes a past due amount of $8,365,980 through March, 2005, and threatening to terminate all services to Volo within 5 days. On April 12, 2005, MCI terminated all services to Volo. By these actions, Volo alleges claims for (1) breach of contract; (2) fraud in the inducement; (3) primary estoppel; and (4) deceptive and unfair trade practices. Volo also seeks a declaratory judgment that (1) MCI is in breach of the Services Agreement; (2) $8,365,980 billed by MCI is not “due and payable” under that agreement; and (3) MCI’s default letter to Volo is in violation of the Services Agreement. Volo seeks direct, indirect and punitive damages in an amount to be determined at trial.

On May 26, 2005, MCI filed an Answer, Affirmative Defenses, Counterclaim and Third-Party Complaint naming Caerus, Inc. as a third-party defendant. MCI asserts a breach of contract claim against Volo, a breach of guarantee claim against Caerus, Inc., and a claim for unjust enrichment against both parties, seeking an amount to be determined at trial. On July 11, 2005, Volo and Caerus, Inc. answered the counterclaim and third-party complaint, and filed a third-party counterclaim against MCI for declaratory judgment, fraud in the inducement, and breach of implied duty of good faith and fair dealing. Volo and Caerus, Inc. seek damages in an amount to be determined at trial. MCI has filed a motion to strike certain of Caerus’ affirmative defenses and a motion to dismiss Caerus’ counterclaims. Discovery should commence shortly. While management is optimistic about the outcome of this litigation, it is currently unable to assess the ultimate likelihood of a favorable or unfavorable outcome; accordingly, no related provision or liability has been made in the accompanying financial statements.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
WQN, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WQN, Inc. (a Delaware corporation) formerly known as WorldQuest Networks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WQN, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
March 28, 2005

WQN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,942,280	$17,931,820
Investment in partnership	2,944,243	—
Accounts receivable, net of allowances of $25,000 in 2004 and 2003	874,219	553,251
Notes receivable	2,408,679	—
Prepaid expenses and other current assets	806,068	557,577
Total current assets	16,975,489	19,042,648
Property and equipment, net	597,522	1,039,783
Note receivable	204,167	—
Other assets, net	972,794	101,192
Total assets	$18,749,972	$20,183,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,481,188	$1,108,152
Accrued expenses	457,459	471,746
Deferred revenue	444,988	254,121
Promissory note	300,000	—
Total current liabilities	2,683,635	1,834,019
Promissory note	—	300,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—10,000,000; none issued and outstanding	—	—
Common stock, par value $.01 per share:
Authorized shares—50,000,000; issued and outstanding shares — 6,830,062 at December 31, 2004 and — 6,386,199 at December 31, 2003	68,301	63,862
Additional capital	43,180,859	41,994,594
Accumulated deficit	(27,182,823)	(24,008,852)
Total stockholders’ equity	16,066,337	18,049,604
Total liabilities and stockholders’ equity	$18,749,972	$20,183,623

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003
Retail telephony revenue	$9,036,354	$9,152,320
Wholesale telephony revenue and other	6,227,452	206,572
Total revenue	15,263,806	9,358,892
Cost of revenue	13,387,986	7,008,908
Gross profit	1,875,820	2,349,984
Operating expenses:
Selling, general and administrative	3,716,711	4,517,784
Merger expenses	1,311,945	—
Depreciation and amortization	796,426	921,900
Total operating expenses	5,825,082	5,439,684
Operating loss	(3,949,262)	(3,089,700)
Interest income, net	287,709	202,187
Income (loss) from partnership investment	(55,757)	—
Loss from continuing operations	(3,717,310)	(2,887,513)
Income (loss) from discontinued operations	543,339	(457,879)
Net loss	$(3,173,971)	$(3,345,392)
Income (loss) per share - basic and diluted:
Continuing operations	$(0.56)	$(0.45)
Discontinued operations	0.08	(0.07)
Income (loss) per share	$(0.48)	$(0.52)
Weighted-average common shares outstanding - basic and diluted	6,642,005	6,386,199

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Capital	Accumulated Deficit	Stock
	Shares	Amount
Balance at December 31, 2002	6,386,199	$63,862	$41,994,594	$(20,663,460)	$21,394,996
Net loss	—	—	—	(3,345,392)	(3,345,392)
Balance at December 31, 2003	6,386,199	$63,862	$41,994,594	$(24,008,852)	$18,049,604
Issuance of warrants	—	—	76,000	—	76,000
Exercise of stock options	443,863	4,439	1,110,265	—	1,114,704
Net loss	—	—	—	(3,173,971)	(3,173,971)
Balance at December 31, 2004	6,830,062	$68,301	$43,180,859	$(27,182,823)	$(16,066,337)

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003
Operating Activities
Net loss	$(3,173,971)	$(3,345,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of operations	(777,114)	—
Depreciation and amortization	796,426	921,900
Loss on disposition of property and equipment, net	76,522	18,541
(Income) loss in investment in partnership	55,757	—
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable and notes receivable	(411,919)	4,243
Accounts payable and accrued expenses	134,749	237,297
Deferred revenue	190,867	15,185
Other assets	(1,122,886)	(235,772)
Net cash used in operating activities of continuing operations	(4,231,569)	(2,383,998)

Investing Activities
Additions to property and equipment	(436,423)	(405,389)
Proceeds from the sale of subsidiary net of disposed cash	417,915	—
Payments received on note from the sale of subsidiary	145,833	—
Loan to Ntera Holdings, Inc.	(2,000,000)	—
Purchase of partnership interest	(3,000,000)	—
Net cash used in investing activities	(4,872,675)	(405,389)

Financing Activities
Proceeds from exercise of stock options	1,114,704	—
Decrease in cash and cash equivalents	(7,989,540)	(2,789,387
Cash and cash equivalents at beginning of year	17,931,820	20,721,207
Cash and cash equivalents at end of year	$9,942,280	$17,931,820
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,538	$4,692
Non-cash note receivable from sale of subsidiary	$700,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004 and 2003

1.  Organization and Description of Business

We are a Voice Over Internet Protocol (VoIP) telephony company providing international long distance services. VoIP enables voice communications over the Internet by compressing voice into data packets that can be efficiently transmitted over data networks and then converted back into voice at the receiving end. Our customers utilize our enhanced VoIP services platform to make and receive calls using their home phone, business phone, personal computer and mobile phone.

Our business currently includes the provision of enhanced Internet-based and other telephony services under various brand names to individual consumers primarily seeking to make international calls; the provision of enhanced Internet-based and other telephony services to resellers, corporations and service providers under their brand names and carrier transmission services whereby we sell our excess capacity to other long-distance carriers. We also distribute telephony services including prepaid long- distance and prepaid wireless through a network of over 90 private distributors. Through this network we estimate that our products are sold through over 10,000 retail outlets of which more than 5,000 retail outlets are located in Southern California. We expect to begin selling our proprietary VoIP products through this distribution channel beginning in 2005.

As of December 31, 2004, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 38%, of our outstanding shares of common stock. Eagle Venture is primarily owned by B. Michael Adler, our founder and Chief Executive Officer.

In November 2004, we changed our name to WQN, Inc. from WorldQuest Networks, Inc. (see Note 18).

2.  Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes the estimates used in preparing the financial statements are reasonable; however, actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures in which the Company owns a controlling interest. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

Cash equivalents include money market mutual funds and other highly liquid investments purchased with maturities of three months or less.

Depreciation and Amortization

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Amortization of capital leases and leasehold improvements is provided on a straight line basis over the lives of the related assets or the life of the lease, whichever is shorter, and is included with depreciation expense. Maintenance repairs are charged to operations as incurred. Gains and losses on the disposition of property and equipment are recorded in the period incurred.

Depreciation expense totaled $500,778 and $820,709 for 2004 and 2003, respectively. Amortization expense totaled $295,648 for 2004 and $101,191 for 2003 for continuing operations and $107,297 for 2004 and $153,863 for 2003 for discontinued operations.

Impairment of Long-lived Assets

The Company evaluates long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and the undiscounted cash flows to be generated by these assets are less than the carrying amounts of these assets. For the year ended December 31, 2004 the Company determined that certain stored value equipment could no longer be used and recorded a non-cash impairment charge of approximately $60,000.

Website Development Costs

Costs related to the planning and post implementation phases of our website development efforts are expensed. Direct costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of one to three years and are included in depreciation expense. Costs associated with minor enhancements and maintenance for the website are expensed. Website development costs capitalized for the years ended December 31, 2004 and 2003 were $243,986 and $190,000, respectively.

Income Taxes

Income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws.

Revenue Recognition

Retail telephony revenue is recorded net of estimated returns and allowances and is recognized as calling services are used. Wholesale traffic revenue is recognized as calls are processed. Revenue on the distribution of telephony products is included in wholesale telephony revenue, is recorded net of estimated returns and allowances and is recognized when the products are shipped to the customer. Distribution products are processed by other carriers therefore no future service is provided by the Company.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets consist primarily of acquired customer lists and are included in other assets. Amortization is provided for by the straight-line method over the assets estimated life ranging from 2 to 4 years. At December 31, 2004 intangible assets totaled $972,794 net of accumulated amortization of $337,136. The estimated aggregate amortization for each of the succeeding years is as follows: 2005 - $362,395, 2006 - $295,269, 2007 - $253,711, 2008 - $61,419.

Investment in Partnership

The Company’s investment in partnership is accounted for on the partnership basis of accounting. Gains and losses are included in income (loss) from partnership investment. The Company can receive a distribution on its partner capital account by giving the partnership 60 days written notice.

Notes Receivable

Notes receivable represent balances due from third parties related to the sale of its wholly-owned subsidiary buyindiaonline.com, Inc. and the merger agreement with Ntera Holdings. Interest earned on notes receivable are recognized over the term of the note and is included in interest income, net.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004 and 2003 was $467,000 and $334,000, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123.”

Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The Company’s reported and pro forma net loss for the years ending December 31, 2004 and 2003 are as follows:

	Year ended December 31,
	2004	2003
Net loss as reported	$(3,173,971)	$(3,345,392)
Pro forma stock-based employee compensation expense	(202,499)	(170,863)
Pro forma net loss	$(3,376,470)	$(3,516,255)

Net loss per share:
As reported - basic and diluted	(0.48)	(0.52)
Pro forma - basic and diluted	$(0.51)	$(0.55)

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions used in the December 31, 2004 calculation were as follows: risk free interest rate of 3.5%, dividend yield of zero, volatility factor of 1.1, and average expected life of 4 years. The weighted average assumptions used in the December 31, 2003 calculation were as follows: risk free interest rate of 3.25%, dividend yield of zero, volatility of .85 and average expected life of 5 years. The options granted during 2004 and 2003 had a weighted average fair value of $1.50 and $1.40 per share, respectively.

Net Loss per Share

Basic and diluted net loss per share is computed using the Company’s net loss for each period presented divided by the average common shares outstanding during the period. Stock options and warrants convertible into 1,267,759 and 1,790,556 shares of the Company’s common stock for the years ended December 31, 2004 and 2003, respectively, are excluded from the calculation of diluted earning per share because the Company reported losses from continuing operations in those periods and their effect would be antidilutive.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2004 and 2003, the Company had no transactions other than those reported in its statement of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash equivalents, accounts and notes receivable, accounts payable and long-term debt. At December 31, 2004 and 2003, the carrying amount of the Company’s financial instruments approximates their fair values. Management believes the Company’s debt approximates fair value due to its short maturity and its variable interest rate.

Concentration of Credit and Business Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and notes receivable. Accounts receivable consist of amounts owed by credit card processing companies relating to retail telephony sales, amounts owed by distributors for the purchase of telephony products and money transfer services. We bill our retail customers on a prepaid basis through credit cards. Credit is extended to some wholesale customers with terms that generally allow them to pay for our products within two weeks. All other wholesale customers pay for our products upfront.

Customers purchase the Company’s retail telephony products using major credit cards, which are reimbursed by credit card processing companies. The Company does not routinely perform on-going credit evaluations of its retail customers but does evaluate its credit card processors. The Company performs credit evaluations and establishes credit limits for its wholesale traffic and whole sale distribution customers, including requiring deposits when applicable.

WQN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2004 and 2003, a substantial portion of our retail customers were calling from the United States to India. The India international telephony market continues to experience downward pricing pressures, which has resulted in a decrease in our average selling price to our retail customers. It is unlikely that this trend will reverse in the near future.

At December 31, 2004, one customer accounted for 15% of total accounts receivable and no receivables from credit card processing companies accounted for more than 10% of total accounts receivable. At December 31, 2003, three credit card processing companies accounted for 35%, 13%, and 10% of total accounts receivable. At December 31, 2004 and 2003, accounts receivable are stated net of an allowance for doubtful accounts of $25,000. Bad debt expense for the years ended December 31, 2004 and 2003 was $5,000 and $83,000, respectively. For the year ended December 31, 2004, the Company purchased data communication and telecommunication services from three suppliers, which accounted for 18%, 13% and 11% of cost of goods sold for telecommunication services. For the year ended December 31, 2003, the Company purchased data communication and telecommunication services from three suppliers, which accounted for 35%, 18%, and 11% of cost of goods sold for telecommunication services.

New Accounting Pronouncements

In December 2004, FASB issued statement of Financial Accounting standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our first quarter of fiscal 2006. This standard sets forth the revised rules for the accounting treatment of employee stock options and other share-based payments. SFAS 123(R) requires the adoption a fair value-based method for measuring the compensation expense related to employee stock awards; this will lead to additional compensation expense. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we do not recognize any compensation related to stock option grants we issue under our stock option plans. Note 2 to our Consolidated Financial Statements in this report provides our pro forma net loss and loss per share as if we had used a fair value-based method required under SFAS 123 to measure the compensation expense for employee stock awards during fiscal 2004 and 2003. The Company has not yet determined the full effect of implementing SFAS 123R on the financial statements.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.  Discontinued Operations

In July 2004, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary buyindiaonline.com, Inc. (“Cash2India”) to a private company for approximately $1,552,000. The Cash2India business comprised the Company’s previously reported financial services segment and is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the transaction, the Company received $852,000 in cash, a promissory note for $700,000, and a warrant to purchase common stock in the acquiring company. The cash payment included consideration for $352,000 in working capital associated with Cash2India at the time of the sale. The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus accrued interest. The balance of the promissory note and accrued interest was $554,167 as of December 31, 2004. As a result of the transaction the Company recorded a gain on the disposition of Cash2India of approximately $777,000 in the third quarter of 2004. The net gain/(loss) from discontinued operations is comprised as follows:

	Year ended December 31,
	2004	2003
Revenue	$340,027	$556,462
Cost of revenue	(134,969)	(200,880)
Gross profit	205,058	(355,582)
Operating Expenses	(438,833)	(813,461)
Net loss	(233,775)	(457,879)
Gain on disposal	777,114	—
Income (loss) from discontinued operations	$543,339	$(457,879)

The components of assets and liabilities of discontinued operations are as follows:

	2004	2003
Cash and cash equivalents	$—	$514,635
Accounts receivable	—	409,717
Prepaid expenses and other current assets	—	71,988
Property and equipment, net	—	236,308
Accounts payable and accrued expenses	—	(210,658)
	$—	$1,021,990

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  Merger Agreement with Ntera Holdings

On March 16, 2004, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Ntera Holdings, Inc., a Delaware corporation (“Ntera”), providing for a transaction that would have resulted in a change of control of WQN. In connection with the Agreement, WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum, which is secured by the assets of Ntera. On September 2, 2004, the Company terminated the Agreement with Ntera. Under the terms of the loan agreement, the full amount of the loan and accrued interest are due and payable within six months of the termination of the Agreement. The Company and Ntera have amended the repayment provisions of the loan agreement whereby Ntera will make installment payments to repay the loan and accrued interest by March 31, 2005. The balance of the note and accrued interest at December 31, 2004 was $2,058,679, which is net of a payment of approximately $56,000 received during 2004 in the form of telecommunication services. During the first quarter of 2005, the Company received debt payments from Ntera totaling $1,650,000. The unpaid principal and interest as of March 1, 2005 from Ntera was $408,679 and is expected to be collected on its due date. The loan is secured by the assets of Ntera.

5.  Value Communications Transaction

In April 2004, the Company purchased from Value Communications Corporation (“ValuCom”), a wholly owned subsidiary of Rediff.com India Limited, certain assets consisting primarily of ValuCom’s customer list, brand, trademarks, web sites, internally built software, and certain hardware for $500,000 in order to increase its customer base. The Company paid $200,000 of the total consideration at closing with the remaining $300,000 to be paid in twelve monthly installments of $25,000 commencing May 2004. In addition, the Company entered into an advertising agreement with Rediff.com, Inc. (“Rediff”) entitling WQN to marketing services including exclusive rights to prominent online advertising space on the Rediff.com U.S. website, the premier online destination for Indians in North America. Under the terms of the advertising agreement, the Company will pay Rediff $50,000 for twelve consecutive months commencing in May 2004 for the advertising services. The Company provided both ValuCom and Rediff irrevocable letters of credit for the Company’s remaining obligation under the agreements. The letters of credit are secured by deposits in money market funds and the amount of the letters of credit and the deposits are reduced as the monthly installments are paid. At December 31, 2004, the Company’s obligation under both the agreements totaled $300,000. Substantially all of the ValuCom purchase consideration was allocated to customer lists, which is included in other assets and is being amortized over four years.

6.  Distribution and Marketing Agreement

In September 2004, we entered into a distribution and marketing agreement with a privately held company. As a result of the agreement, the Company’s products will be sold in more than 5,000 retail outlets in the Southern California market. We sell telephony and other products to a network of distributors who then re-sell the product to the retail outlets. The revenues generated through this agreement are included in wholesale telephony revenues. In connection with the agreement, we paid the private company $50,000 and issued a warrant to purchase 40,000 shares of our common stock for a total consideration of approximately $126,000 as valued with the Black-Scholes pricing model which is included in other assets and is being amortized over the three year term of the agreement. The warrants exercise price is .01.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  Investment in partnership

In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company. The majority of the partnership assets are to be invested in private investments in public entities. The partnership investments will take the form of common equity, preferred equity, convertible debt and/or equity or debt securities. Although the partnership will endeavor to engage in hedging transactions in order to mitigate downside risk, there can be no assurance that the partnership’s investments will be successful and, as a result, the Company may lose all or some of its investment. The partnership agreement contains certain restrictions, including limits on the Company’s ability to withdraw capital from the partnership and limits on the transferability of the Company’s interests in the partnership. The Company can receive a distribution on its partner capital account by giving the partnership 60 days written notice. The Company records its proportionate share of earnings and losses from the partnership based on its share of the partnership and for the year ended December 31, 2004 recorded a loss from its partnership investment of $55,757.

8.  Notes Receivable

Components of notes receivable are as follows:

	2004	2003
Loan to Ntera Holdings, Inc.	$2,058,679	$—
Note from sale of Cash2India subsidiary	554,167	—
Less amounts classified as current	(2,408,679)	—
Long-term portion	$204,167	$—

During 2004, in connection with the Agreement and plan of merger with Ntera Holding Inc., WQN extended to Ntera a bridge loan in the principal amount of $2 million bearing interest of 7% per annum (see Note 4). The balance of the note and accrued interest at December 31, 2004 was $2,058,679. The full amount of the loan and accrued interest are to be repaid in installments by March 31, 2005. During the first quarter of 2005 the Company has received debt payments from Ntera totaling $1,650,000. The unpaid principal and interest as of March 1, 2005 from Ntera was $408,679. The loan is secured by the assets of Ntera.

In July 2004, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary Cash2India and received as a component of the purchase price a promissory note for $700,000 (See Note 3). The promissory note bears interest at 5% per annum, is secured by the capital stock of Cash2India, and is to be repaid in twenty-four consecutive monthly payments of $29,167 plus interest. During 2004, the Company received principal and interest payments of $159,290 and the balance of the promissory note and accrued interest was $554,167 as of December 31, 2004.

9.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31:

	2004	2003
Prepaid telecommunication services	$534,181	$33,222
Deposits	151,781	$316,936
Prepaid expenses	120,106	207,419
	$806,068	$557,577

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  Property and Equipment

     Property and equipment consists of the following as of December 31:

	Estimated Useful Life (Years)	2004	2003
Leasehold improvements	2 to 5	$78,134	$78,134
Computers and network equipment	2 to 5	3,871,060	3,797,148
Furniture and fixtures	5	86,308	87,196
Purchased software and website development costs	1 to 5	865,755	1,315,622
Total		4,901,257	5,278,100
Less: accumulated depreciation and amortization		(4,303,735)	(4,238,317)
Net property and equipment		$597,522	$1,039,783

Property and equipment balances at December 31, 2003 are inclusive of assets of our discontinued operation, Cash2India (See note 3 for a detail of the components of net assets of discontinued operations). For the years ended December 31, 2004 and 2003 the Company recorded losses of $16,522 and $18,541, respectively on the disposal of certain fixed assets.

11.  Accrued Expenses

Accrued expenses consist of the following as of December 31:

	2004	2003
Accrued franchise, property and sales taxes	$44,471	$130,608
Accrued payroll expenses	67,467	62,115
ValuCom payable	300,000	—
Other accrued expenses	121,521	279,023
	$533,459	$471,746

12.  Debt

Long-term debt consists of the following as of December 31:

	2004	2003
Promissory note	$300,000	$300,000
Less current portion	(300,000)	—
Long term debt net of current portion	$—	$300,000

In 2001, the Company borrowed $300,000 from a financial institution under a term promissory note agreement (the “Note”). The Note bears interest at the financial institution’s prime rate as adjusted from time to time (5.25% at December 31, 2004) less 2.25% per annum. The Note, originally due in October 2003 was extended and is now due in October 2005. The Note is collateralized by a $300,000 certificate of deposit bearing interest of 1.47 % per annum.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.  Related Party Transactions

The Company’s founder, Chief Executive Officer and President holds a controlling interest in Eagle Venture Capital, which owns approximately 2.6 million outstanding shares of the common stock of the Company as of December 31, 2004 and 2003.

A consulting company managed by one of the Company’s directors holds warrants to acquire 100,000 shares of the Company’s common stock. The warrants have an exercise price of $6.00 per share and expire in 2005.

In November 2004, the Company invested $3 million in a partnership managed by an affiliate of a director of the Company (see Note 7). Certain other company directors and officers have also invested separately in the partnership.

14.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows as of December 31:

	2004	2003
Deferred tax assets/(liability):
Property and equipment	$21,265	$(35,341)
Capital loss carry forward	195,941	195,941
Other	66,162	29,075
Net operating loss carry forwards	9,281,128	9,292,073
Total deferred tax assets	9,564,496	9,481,748
Valuation allowance	(9,564,496)	(9,481,748)
Net deferred tax assets	$—	$—

The Company has U.S. net operating loss carry forwards of approximately $25,104,000 as of December 31, 2004. The Company has not recognized a deferred tax asset in the accompanying balance sheets due to the uncertainty of future realization. Accordingly, no tax benefit has been recognized in the accompanying consolidated statements of operations. Net operating loss carry forwards associated with the sale of our Cash2India subsidiary of approximately $2,900,000 have not been included in the deferred tax assets at December 31, 2004. No other significant reconciling items exist between the actual effective tax rate and the expected effective tax rate. During 2004 and 2003, the valuation allowance increased by approximately $83,000 and $1,232,000, respectively. If unused, accumulated net operating losses expire as follows: 2011 - $214,000; 2012 - $1,531,000; 2018 - $1,447,000; 2019 - $1,999,000; 2020 - $4,628,000; 2021 - $8,210,000; 2022 - $3,828,000; 2023 - $3,247,000.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.  Stockholders’ Equity

Common and Preferred Stock

The Company’s authorized share capital consists of 50,000,000 shares of common stock with par value of $0.01 per share, and 10,000,000 shares of preferred stock with par value of $0.01 per share.

Warrants

At December 31, 2004 and 2003, the Company had outstanding warrants to purchase 414,775 and 720,775 shares of its common stock, respectively. These warrants expire March 2005 through July 2006 and have a weighted average exercise price of $16.98 per share. At December 31, 2004, all of the warrants were exercisable. The warrants outstanding include warrants granted to a consulting company managed by one of the Company’s directors to acquire 100,000 shares of common stock (see Note 13); warrants granted to representatives of the Company’s underwriters in connection with the Company’s initial public offering to acquire 275,000 shares of common stock; and warrants granted to various service providers and others to acquire 39,775 shares of common stock. In 2004, we issued warrants to purchase 40,000 shares of our common stock to a privately held company in connection with a distribution and marketing agreement (See Note 6).

Stock Options

The Company has stock option plans (the “Plans”) under which the Company may grant Directors and key employees options to purchase up to 1,750,000 shares of the Company’s common stock at an amount at least equal to the fair value of the Company’s common stock on the date of grant. The exercise and vesting period of each option is determined by the Company’s Board of Directors, but no option shall have a term longer than 10 years. Options granted under the Plans are non-qualified stock options. The following table summarizes the employee stock option transactions for the years ended December 31, 2004 and 2003 under the Plans:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	886,080	$4.05
Granted	55,000	2.04
Exercised	—	0.00
Cancelled	(39,166)	3.82
Outstanding at December 31, 2003	901,914	$3.93

Granted	265,500	2.65
Exercised	(275,996)	2.51
Cancelled	(38,434)	2.10
Outstanding at December 31, 2004	852,984	$4.11

Options exercisable:
December 31, 2003	794,258	4.18
December 31, 2004	662,486	$4.57

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     A summary of stock options under the Plans outstanding as of December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Shares	Weighted Average Exercise Price
$1.00 - 1.99	145,000	6.59	$1.31	95,000	$0.99
$2.00 - 2.99	426,984	5.02	2.25	341,486	2.19
$3.00 - 3.99	155,500	3.46	3.16	100,500	3.21
$5.00 - 11.00	25,000	2.60	5.75	25,000	5.75
$13.00 - 14.00	35,000	1.90	13.00	35,000	13.00
$19.00 - 20.00	60,000	2.24	19.13	60,000	19.13
$21.00 - 22.00	5,500	2.22	21.63	5,500	21.63
Total	852,984	4.59	$4.11	662,486	$4.57

In December 1998, the Company issued options outside of the option plans to purchase 167,867 shares of its common stock to a former officer of the Company at an exercise price of $3.33 with a seven-year term. During 2004 all of these options were exercised.

16.  Benefit Plan

 The Company has a 401(k) benefit plan. The plan provides for voluntary employee contributions and the Company matches 15% of the first 8% of payroll contributed by the employee. Employees become 100% vested in employment contributions after 2 years of service accruing 50% per year of service. For the years ended December 31, 2004 and 2003, the Company’s plan contributions were $3,400 and $5,400, respectively.

17.  Commitments

 The Company has operating leases relating principally to office facilities, which expire in 2006 and have future minimum lease commitments under operating leases with remaining non-cancelable lease terms in excess of one year at December 31, 2004: 2005 — $112,500; 2006 - $75,000. Rental expense under operating leases was approximately $113,000 and $138,000 for the years ended December 31, 2004 and 2003, respectively.

In September 2004, the Company settled a dispute with a vendor from which it had previously purchased telecommunication services. Under the terms of the settlement, the Company agreed to purchase from the vendor a total of $960,000 in telecommunication services at rates less than the Company is paying for similar services over a fourteen month period. The Company must purchase a minimum of $80,000 per month in services beginning four months after the settlement date.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.  Contingencies

In December 1996, the Company applied to the United States Patent and Trademark Office to register the trademarks: “WorldQuest” and “WorldQuest Networks.” We received a registration for the trademark “WorldQuest” from the U.S. Patent and Trademark Office on November 23, 1999. In October 1997, the Patent and Trademark Office issued a notice of publication regarding our application to register “WorldQuest Networks” as a trademark. In response to that notice, Qwest Communications filed a notice of opposition in September 1998. Qwest Communications instituted a cancellation proceeding in the Patent and Trademark Office for the registered trademark “WorldQuest.” In December 2001, a judgment was made in the Company’s favor whereby Qwest’s motion to cancel our “WorldQuest” trademark was dismissed, however, Qwest filed a motion appealing the judgment. In December 2002, Qwest filed a separate complaint stating that the Company’s prepaid cash card product infringes on the Qwest trademark. In February 2003, the companies settled all outstanding claims whereby WorldQuest received a cash payment and telecommunication services (primarily long distance termination) from Qwest and Qwest retained all rights to the trademarks in question. Pursuant to the term of a settlement agreement with Qwest Communications arising out of a trademark dispute, on November 9, 2004 the Company changed its name to WQN, Inc. from WorldQuest Networks, Inc.

The Company is a defendant from time to time in lawsuits and disputes arising in the ordinary course of business. The Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company’s financial position or results of operations.

19.  Interest Income, Net

Interest income for the years ended December 31, 2004 and 2003 was $293,000 and $207,000, respectively. Interest income includes $114,778 interest on the Ntera loan and $13,457 interest on the loan received in connection with the sale of the Company’s financial service subsidiary. Interest expense for the years ended December 31, 2004 and 2003 was $5,000 and $5,000, respectively.

ITEM 13. EXHIBITS

(b)	Exhibits

(3)	2.1	Stock Contribution Agreement dated May 25, 2004, between Registrant and Steven Ivester

(11)	2.2	Agreement and Plan of Merger with Caerus, Inc. dated as of May 31, 2005

(12)	2.3	Asset Purchase Agreement dated as of August 3, 2005, by and between VoIP, Inc. Acquisition Company and WQN, Inc.

(1)	3.1.1	Articles of Incorporation

(3)	3.1.2	Amendment of Articles of Incorporation

(1)	3.2	Bylaws

(3)	10.1	2004 Stock Option Plan

(15)	10.1.2	2006 Equity Incentive Plan

(2)	10.2	Stock Purchase Agreement dated February 27, 2004 between Registrant and Steven Ivester

(4)	10.3	Stock Purchase Agreement dated June 25, 2004 among Registrant, DTNet Technologies and Marc Moore

(5)	10.4	Stock Purchase Agreement among Carlos Rivas, Albert Rodriguz, Registrant and Vox Consulting Group Inc.

(6)	10.5.1	Subscription Agreement

(6)	10.5.2	Form of Class A Warrant

(6)	10.5.3	Form of Class B Warrant

(7)	10.6.1	Stock Purchase Warrant issued to Ivano Angelaftri

(7)	10.6.2	Stock Purchase Warrant issued to Ebony Finance

(8)	10.7	Net Exercise Agreement with John Todd

(9)	10.8	Asset Purchase Agreement dated February 23, 2005

(10)	10.9.1	Subscription Agreement

(10)	10.9.2	Form of Class C Warrant

(10)	10.9.3	Form of Class D Warrant

(10)	10.9.4	Form of Convertible Note

(10)	10.9.5	Security Agreement

(10)	10.9.6	Security and Pledge Agreement

(10)	10.9.7	Guaranty

(10)	10.10	Caerus, Inc. Merger Documents dated May 31, 2005:

(11)	10.10.1	Option Exchange Agreement

(11)	10.10.2	Registration Rights Agreement

(11)	10.10.3	Exchange Agreement

(11)	10.10.4	Registration Rights Agreement

(11)	10.10.5	Consent and Waiver Agreement

(11)	10.10.6	Guaranty

(11)	10.10.7	Security Agreement

(11)	10.10.8	Employment Agreement

10.11	WQN, Inc. Documents dated August 3, 2005:

(12)	10.11.1	Warrant

(12)	10.11.2	Security Agreement between VoIP, Inc. and WQN, Inc.

(12)	10.11.3	Consent, Waiver and Acknowledgement by and among Cedar Boulevard Lease Funding, Inc., VoIP, Inc. and certain Subsidiaries of VoIP, Inc.

(12)	10.11.4	Third Amendment to Subordinated Loan and Security Agreement by and among Cedar Boulevard Lease Funding, Inc., VoIP, Inc. and certain subsidiaries of VoIP, Inc.

(12)	10.11.5	Security Agreement between Cedar Boulevard Lease Funding, Inc. and VoIP Acquisition Company

(12)	10.11.6	Guaranty between Cedar Boulevard Lease Funding, Inc. And VoIP Acquisition Company Promissory Note

(13)	10.12.1	Subscription Agreement for Secured Note dated January 6, 2006

(13)	10.12.2	Subscription Agreement for Unsecured Note dated January 6, 2006

(14)	10.12.3	Subscription Agreement dated February 3, 2006

(15)	21.1	Subsidiaries of the Registrant

(15)	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(15)	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(15)	32.1	Certification of Chief Executive Officer under U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(15)	32.1	Certification of Chief Financial Officer under U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Filed as exhibits to Registrant's Form 10SB filed January 19, 2000

(2)	Filed as exhibit to Form 8-K filed March 3, 2004

(3)	Filed as exhibit to Form 8-K filed June 9, 2004

(4)	Filed as exhibit to Form 8-K filed July 7, 2001

(5)	Filed as exhibit to Form 8-K filed September 16, 2004

(6)	Filed as exhibit to form 8-K filed November 17, 2004

(7)	Filed as exhibit to form 8-K filed December 15, 2004

(8)	Filed as exhibit to form 8-K filed February 16, 2005

(9)	Filed as exhibit to form 8-K filed March 1, 2005

(10)	Filed as exhibit to form 8-K filed June 6, 2005

(11)	Filed as exhibit to form 8-K filed July 11, 2005

(12)	Filed as exhibit to form 8-K filed August 9, 2005

(13)	Filed as exhibit to Form 8-K filed January 12, 2006

(14)	Filed as exhibit to Form 8-K filed February 8, 2006

(15)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the Company has duly caused this Amendment No. 1 to its Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on June 6, 2006.

VOIP, INC.

By:	/s/ Gary Post
Gary Post
Chief Executive Officer