Form 10QSB/A
period 2005-06-30
VOIP  INC
filed 2006-06-23
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB/A

(Amendment No. 2)

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-28985

VoIP, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	75-2785941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 So. Wymore Rd, Suite 3000, Altamonte Springs, FL 32714
(Address of principal executive offices)

(407) 389-3232
(Issuer's telephone number)

12330 SW 53rd Street, Suite 712, Ft. Lauderdale, FL 33330
(Former address)

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
Yes ☐   No ☒

Explanatory Note

VoIP, Inc. (the "Company") is filing this Amendment No. 2 to its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 (the "June 30, 2005 10-QSB"), which was originally filed on August 19, 2005, and amended on October 11, 2005. This Amendment No. 2 is being filed to restate the Company's financial statements for the three and six months ended June 30, 2005, which were misstated, resulting in overstated revenues, expenses, receivables and inventory, and understated net loss.

These misstatements were discovered by senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the Company’s 2005 annual consolidated financial statements. These misstatements occurred in the financial statements of the Company's consolidated subsidiary, VCG Technologies, Inc., doing business as DTNet Technologies (“DTNet”), which was acquired in June 2004. The Company has therefore decided to restate its consolidated financial statements for the three and six months ended June 30, 2005 to correct these misstatements.

In addition, this Amendment No. 2 restates the Company's consolidated balance sheet as of December 31, 2004, to reflect the Company’s Amendment No. 2 to its Annual Report on Form 10-KSB/A, filed on May 11, 2006.

This Amendment No.2 revises (i) Part I, Item 1. Financial Statements to provide the restated financial statements and notes thereto for the three and six months ended June 30, 2005; (ii) Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the restated results of operations for this same period; (iii) Part I, Item 3. Controls and Procedures to report management's assessment of the Company's disclosure controls as of the date of the filing of this Amendment No. 2; and (iv) the certifications required under Rules 13a-15 and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") so that they be dated as of a current date as required by Rule 12b-15 of the Exchange Act.

This Amendment No. 2 does not reflect events occurring after the original filing of the Company’s June 30, 2005 10-QSB, and does not update or modify the disclosures therein in any way other than as required to reflect the amendments described above.

VoIP, Inc.

Form 10-QSB/A for the Quarter Ended June 30, 2005

Table of Contents

		Page

Part I - Financial Information

Item 1	Financial Statements	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Controls and Procedures	24

Item 6	Exhibits	26

Signatures		27

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

VoIP, Inc.
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited and Restated)	(As Restated)

ASSETS

Current assets
Cash and cash equivalents	$1,068,514	$1,141,137
Accounts receivable, net of allowance of
$99,047 and $136,795, respectively	932,575	166,239
Due from related parties	-	245,402
Inventory	628,878	324,185
Assets from discontinued operations	192,000	412,419
Other current assets	209,884	-
Total current assets	3,031,851	2,289,382

Property and equipment, net	8,637,267	419,868
Goodwill and other intangibles	30,765,594	6,923,854
Other assets	294,884	23,580

TOTAL ASSETS	$42,729,596	$9,656,684

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$10,472,720	$1,148,833
Loans payable	5,130,818	200,000
Convertible notes payable	1,552,925	-
Notes payable to related parties	1,053,186	560,000
Other current liabilities	2,333,343	103,031
Total liabilities	20,542,992	2,011,864

Shareholders' equity
Common stock - $0.001 par value;
100,000,000 shares authorized;
47,166,380 and 24,258,982 issued
and outstanding, respectively	47,167	24,259
Additional paid in capital	33,717,706	14,107,328
Accumulated deficit	(11,578,269)	(6,486,767)
Total shareholders' equity	22,186,604	7,644,820

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$42,729,596	$9,656,684

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
	(As Restated)		(As Restated)

Revenues	$3,312,242	$85,298	$1,909,773	$85,298

Cost of sales	2,605,006	58,923	1,303,911	58,923

Gross profit	707,236	26,375	605,862	26,375

Operating expenses:
Employee compensation	1,734,750	97,700	822,078	97,700
General and administrative expenses	4,063,988	359,656	3,319,888	337,333

Loss from operations,
before income taxes	(5,091,502)	(430,981)	(3,536,104)	(408,658)

Provision for income taxes	-	-	-	-

Net loss	$(5,091,502)	$(430,981)	$(3,536,104)	$(408,658)

Loss per weighted average share of common stock outstanding - basic and fully diluted	$(0.19)	$(0.05)	$(0.12)	$(0.03)

Weighted average number of shares of common stock outstanding - basic and fully diluted	26,940,458	8,255,570	30,012,632	16,233,813

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows  (Unaudited)

	Six Months Ended June 30
	2005	2004
	(As Restated)

Cash flows from operating activities:
Net loss	$(5,091,502)	$(430,981)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	540,400	293
Provision for bad debt	99,047	-
Provision for assets of discontinued operations	200,000	-
Common shares issued for services	748,325	143,000
Employee stock option expense	127,238	-
Common shares exchanged for warrants	239,500	-
Changes in operating assets and liabilities
net of assets and liabilities acquired:
Accounts receivable	(735,772)	-
Due from related parties	169,537	-
Inventory	(304,693)	(2,460)
Other current assets	298,764	(33,719)
Accounts payable and accrued expenses	(58,315)	83,455
Other current liabilities	(816,109)	-
Net cash used in operating activities	(4,583,580)	(240,412)

Cash flows from investing activities:
Cash from acquisitions	-	(173,182)
Purchase of property and equipment	(37,779)	(20,231)
Purchase of other assets	-	-
Net cash used in investing activities	(37,779)	(193,413)

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,615,339	-
Payments of notes payable	(769,228)	-
Proceeds from sales of common stock	2,702,625	591,400
Net cash flow provided by financing activities	4,548,736	591,400

Net increase in cash and cash equivalents	(72,623)	157,575

Cash and cash equivalents at beginning of period	1,141,137	3,499

Cash and cash equivalents at end of period	$1,068,514	$161,074

Non-cash investing and financing activities:
Goodwill and intangible assets recorded on acquisition	$(24,101,000)	$-
Issuance of common stock and warrants
on acquisition	$13,819,119	$-
Issuance of stock for debt conversion	$1,996,478	$-
Net liabilities assumed on acquisition, net of cash	$8,285,403	$-

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

On April 13, 2004 the Company changed its name to VoIP, Inc. and began to develop and manufacture internet protocol telephony customer premise equipment, and provide voice over the internet subscriber based telephony services and long range WiFi technology solutions for residential and enterprise customers including multimedia applications.

During December 2004, the Company decided to exit the tea import business in order to focus its efforts and resources in the voice over Internet protocol (“VoIP”) telecommunications industry. In connection with the decision, the Company sold its imported tea inventory and began to wind down its tea import operations. The assets, liabilities, and results of operations of the imported tea business have been classified as discontinued operations on the accompanying consolidated financial statements.

On May 31, 2005 the Company acquired 100% of Caerus, Inc. (“Caerus”) and its wholly-owned subsidiaries Volo Communications, Inc., (“Volo”), Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for 16.9 million of the Company's common shares.

Volo is a licensed facilities-based competitive local exchange carrier and interexchange carrier. Volo markets its network products and services under the VoiceOne brand name, and has network access points operating in Orlando, Atlanta, New York, Dallas and Los Angeles. Caerus Networks, Inc. is a technology research and development subsidiary, and Caerus Billing, Inc. is a billing and mediation subsidiary.

The Company offers quality VoIP-based solutions offering residential and business customers more user friendly and affordable ways to communicate. The Company also manufactures products and provides services to Internet Service Providers, Telecommunication Service Providers and Cable Operators in strategic countries around the world. The Company, through its subsidiaries, provides a comprehensive portfolio of IP multimedia-based solutions ranging from subscriber based voice services, to SIP based infrastructure design and deployment, to broadband customer premise equipment design and implementation services, as well as engineering design, manufacturing and distribution of wireless broadband technology.

The Company's operations consist of one segment.

NOTE B - RESTATEMENT OF FINANCIAL STATEMENTS

On March 22, 2006, the Company concluded that its consolidated financial statements for the three and six months ended June 30, 2005 were misstated, resulting in overstated revenues, expenses, receivables and inventory, and understated net loss. These misstatements were discovered by senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the Company’s 2005 annual financial statements. The misstatements occurred in the financial statements of the Company's consolidated subsidiary VCG Technologies, Inc., doing business as DTNet Technologies (“DTNet”), which was acquired in June 2004. The Company therefore restated its consolidated financial statements for the three and six months ended June 30, 2005 to correct these misstatements. Adjustments to reduce (i) the overstatement of receivables (including amounts due from related parties); (ii) the overstatement of inventory; (iii) the overstatement of revenues; (iv) the overstatement of cost of sales; and (v) the understatement of net loss, aggregated $260,188, $260,495, $604,678, $499,840, and $58,065, respectively, for the six months ended June 30, 2005.

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

The following table sets forth the impact of these restatements on certain amounts previously reported in our consolidated financial statements for the three and six months ended June 30, 2005.

Balance Sheet Data	As of June 30, 2005		As of December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Accounts receivable	$1,023,226	$932,575	$818,071	$166,239
Due from related parties	169,537	-	245,402	245,402
Inventory	889,373	628,878	187,451	324,185
Other current assets	209,884	209,884	43,702	-
Accounts payable and accrued expenses	10,472,720	10,472,720	1,224,974	1,148,833
Other current liabilities	2,333,343	2,333,343	123,140	103,031
Additional paid in capital	32,332,943	33,717,706	12,722,565	14,107,328
Accumulated deficit	(9,672,823)	(11,578,269)	(4,639,386)	(6,486,767)

Statement of Operations Data	Six Months Ended		Three Months Ended
	June 30, 2005		June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenue	$3,916,920	$3,312,242	$1,909,773	$1,909,773
Cost of goods sold	3,104,846	2,605,006	1,303,911	1,303,911
Operating expenses	5,845,511	5,798,738	4,132,002	4,141,966
Loss from operations	(5,033,437)	(5,091,502)	(3,526,140)	(3,536,104)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, eGlobalphone, VoIP Solutions, DTNet, and Vox Consulting Group, Inc., d/b/a VoIP Americas(“VoIP Americas”) from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Consolidated Interim Financial Statements

The accompanying consolidated financial statements for the three and six months ended June 30, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring adjustments) for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and six months months ended June 30, 2005 are not necessarily indicative of operating results to be expected for a full year.

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

Caerus has cash restrictions to support letters of credit which in turn support operating license bonds required by several states' regulatory agencies. The amount of restricted cash as of June 30, 2005 was $60,000.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of June 30, 2005 and December 31, 2004, the balance of the allowance for uncollectible accounts amounted to $99,047 and $136,795, respectively.

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

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery to customer has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable. The recognition of revenues from Internet telephony services are deferred for new subscribers of eGlobalphone and VoIP Solutions until it deems that the customer has accepted the service. Subsequent revenues are recognized at the beginning of each customer’s month. The recognition of revenue from Internet telephony services are recorded as rendered. Revenues related to long distance, carrier access service and certain other usage-driven charges are billed monthly in arrears and the associated revenues are recognized during the month of service.

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight line method. The useful life of assets ranges from three to five years. The leasehold improvements are amortized over the life of the related lease.

Under the Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," the Company expenses computer software costs related to internal-use software that is incurred in the preliminary project stage. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. Amortization of internal-use software over a five-year estimated useful life commenced upon the software being placed in service beginning January 1, 2004. Amortization of internal-use software for the period ended June 30, 2005 was approximately $77,000.

Business combinations

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” ("SFAS No. 141"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets” (“SFAS No. 142”). This pronouncement also requires that the intangible assets with finite useful lives be amortized over their respective estimated useful lives.

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

One customer represented approximately 98% of our subsidiary Caerus’ accounts receivable as of June 30, 2005 and approximately 91% of Caerus’ revenues for the six months ended June 30, 2005.

NOTE D - ACQUISITION OF CAERUS, INC.

On May 31, 2005 the Company acquired 100% of Caerus and its wholly owned subsidiaries Volo, Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for 16.9 million of the Company's common shares. The acquisition was accounted for as a business combination in accordance with SFAS No. 141.

The purchase price was allocated to the identifiable net assets acquired including the identifiable intangible assets based on their estimated fair market values at the date of acquisition. The goodwill, intangible assets and property recorded for the acquisition of Caerus represent the fair market value of liabilities as of the date of acquisition, plus $13,819,118, which represents the value of the Company's common stock and options issued pursuant to the acquisition, plus acquisition-related costs. The common stock issued to acquire Caerus was valued at the closing market price of the stock on the date of the acquisition, less a 25% discount due to restrictions on the shares. The amortizable lives of the intangible assets recorded for Caerus range from one to nine years.

The fair market value of the assets acquired on May 31, 2005 is as follows:

Fair Value of Assets Acquired
Cash	$66,485
Accounts receivable	285,578
Deposits	108,500
Other current assets	156,659
Property and equipment, net	8,451,763
Other assets	271,609
Accounts payable	(9,382,323)
Note payable	(6,960,818)
Customer deposits	(1,026,750)
Other current liabilities	(2,252,703)
Sub total	(10,282,000)

Intangible assets	13,800,000
Goodwill	10,301,000
Sub total	24,101,000
Purchase price	$13,819,000

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

a) As of June 30, 2005 goodwill consisted of the following:

Amount
Acquisition of Caerus	$10,301,000
Acquisition of DTNet	5,210,553
Acquisition of VoIP Americas	1,408,30
Sub total	16,919,854

b) As of June 30, 2005 intangible assets consisted of the following:
    Ingangibles with finite lives:

	Useful Life Years	Amount
Technology - Caerus	4.0	$6,000,000
Customer relationships - Caerus	6.0	5,800,000
Trade names - Caerus	9.0	1,300,000
Non-compete agreements - Caerus	1.0	500,000
Carrier licenses - Caerus	Unamortized	200,000
Sub total		13,800,000
Less accumulated amortization		(259,260)
Sub total		13,540,740
Ingangibles with indefinite lives:
Intellectual property		305,000
Sub total		13,840,740
Total		$30,765,594

The goodwill on the acquisition of DTNet represents the fair market value of DTNet liabilities as of the date of the acquisition plus $4,750,000, which represents the market value of 2,500,000 shares of Company stock issued pursuant to its acquisition.

The goodwill on the acquisition of VoIP Americas represents the fair market value of VoIP Americas’ liabilities as of the date of the acquisition plus $1,100,000, which represents the market value of 1,000,000 shares of the Company's stock pursuant to this acquisition.

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

Intellectual property consists of the following:

a) all rights of the Company of record in the telephone numbers 1(800)TALKTIME, 1(888)TALKTIME, AND 1(877)TALKTIME.COM;
b) all rights to the URL's (domain names) 800TALKTIME.COM, 1800TALKTIME.COM, and 1-800-TALKTIME.COM; and
c) all rights to U.S. Trademark Registration No. 2,209,316 directed to 1-800-TALKTIME and the goodwill associated therewith.

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

NOTE G - STOCK OPTION PLAN

On January 26, 2005, the Company filed a Form S-8 registration statement in connection with the Company's stock option plan (the “Option Plan”). The Option Plan provides for the grant to eligible employees, consultants, and directors of options for the purchase of the Company’s common stock. The Option Plan covers, in the aggregate, a maximum of 4,000,000 shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option.

The Company uses the fair value method of SFAS No. 123 in accounting for its stock options. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value for each option granted is estimated on the date of the grant using the minimum value method.

The vested options as of June 30, 2005 amounting to $127,238 are shown under the compensation and related expenses on the Consolidated Statement of Operations.

NOTE H - NOTES PAYABLE

As of June 30, 2005, Notes Payable consist of the following:

a. Note Payable to Shareholder	$1,053,196
b. Note Payable - Convertible	1,427,925
c. Note Payable - Convertible	125,000
d. Note Payable to lending institution	5,130,818
Notes Payable Total	$7,736,939

a. Represents the balance due a shareholder at an interest rate of 3.75% with a maturity date of December 31, 2005.

b. Represents 8% notes issued pursuant to a subscription agreement, convertible into 1,784,895 shares of common stock. In connection with these notes, the holders received warrants to purchase 829,447 shares of common stock at $1.60 per share and warrants to purchase 892,448 shares of common stock at $1.43 per share. The subscription agreement for these notes requires the issuance of an additional $1,427,916 of these 8% notes, convertible into 1,784,895 shares of common stock, within five business days following the effective date of a Company registration statement on Form SB-2. In connection with these notes, the Company will issue warrants to purchase 892,447 shares of common stock at $1.60 per share and warrants to purchase 892,448 shares of common stock at a per share price equal to 110% of the volume weighted average price for the five business days immediately preceding the effective date of the Form SB-2.

c. This note bears interest at 12% and in July, 2005 was converted into 166,667 shares of common stock.

d. Represents the balance of a loan payable by Caerus. These borrowings are repayable over a three-year period and bear interest at 12.5% per annum. Additional borrowings under this facility are contingent upon, among other things, the Company raising certain levels of additional equity financing. The loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected first-priority, secured interest in all of the Caerus, Inc.'s assets, as well as rights to preferred stock warrants. Caerus is currently in violation of certain requirements of the debt facility. Accordingly, the full amount of the note at June 30, 2005 has been classified as current. No default on this loan has been declared.

NOTE I - LITIGATION

On April 8, 2005, Volo (a wholly-owned subsidiary of Caerus) filed suit against MCI Worldcom Network Services, Inc. d/b/a UUNET ("MCI"). Volo alleges that MCI engaged in a pattern and practice of over-billing Volo for the telecommunications services it provided pursuant to the parties' Services Agreement, and that MCI refused to negotiate such overcharges in good faith. Volo also seeks damages arising out of MCI's fraudulent practice of submitting false bills by, among other things, re-routing long distance calls over local trunks to avoid access charges, and then billing Volo for access charges that were never incurred. On April 4, 2005, MCI declared Volo in default of its obligations under the Services Agreement, claiming that Volo owes a past due amount of $8,365,980, and threatening to terminate all services to Volo within 5 days. By this action Volo alleges claims for (1) breach of contract; (2) fraud in the inducement; (3) primary estoppel; and (4) deceptive and unfair trade practices. Volo also seeks a declaratory judgment that (1) MCI is in breach of the Services Agreement; (2) $8,365,980 billed by MCI is not "due and payable" under that agreement; and (3) MCI's default letter to Volo is in violation of the Services Agreement. Volo seeks direct, indirect and punitive damages in an amount to be determined at trial.

On May 26, 2005, MCI filed an Answer, Affirmative Defenses, Counterclaim and Third-Party Complaint naming Caerus as a third-party defendant. MCI asserts a breach of contract claim against Volo, a breach of guarantee claim against Caerus, and a claim for unjust enrichment against both parties, seeking an amount to be determined at trial. On July 11, 2005, Volo and Caerus answered the counterclaim and third-party complaint, and filed a third-party counterclaim against MCI for declaratory judgment, fraud in the inducement, and breach of implied duty of good faith and fair dealing. Volo and Caerus seek direct, indirect, and punitive damages in an amount to be determined at trial. Discovery should commence shortly. The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome.

NOTE J - SUBSEQUENT EVENT

On October 6, 2005, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets of WQN, Inc. relating to WQN's VoIP business. Pursuant to the Asset Purchase Agreement between WQN, the Company and an acquisition subsidiary, the acquisition subsidiary purchased the “WQN” assets for a purchase price consisting of (1) a Convertible Promissory Note, in the principal amount of $3,700,000 and convertible into 3,557,692 shares of the Company's common stock, (2) 1,250,000 restricted shares of the Company's common stock, and (3) a warrant to purchase 5,000,000 shares of common stock for $0.001 per share. In addition, the Asset Purchase Agreement provides that, in the event that the accounts payable of WQN transferred to the Company in the asset purchase exceed the accounts receivable transferred to the Company in the asset purchase, WQN will pay the Company the difference. If WQN is required to pay such difference, the Company will issue additional shares of Common Stock at the rate of one share per dollar of such excess, up to 500,000 shares.

VOIP, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

The following unaudited pro forma condensed combined statements of operations are derived from and should be read in conjunction with the historical consolidated financial statements and related notes of the Company and Caerus. On June 1, 2005, the Company and Caerus announced the closing of the merger of Volo Acquisition Corp., a wholly-owned subsidiary of the Company with and into Caerus, with Caerus as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement'), executed on May 31, 2005.

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

The unaudited pro forma condensed combined statement of operations has been prepared based on currently available information and assumptions that we deem appropriate. The pro forma information is for informational purposes only and is not intended to be indicative of the actual consolidated results that would have been reported had the transactions occurred on the dates indicated, nor does the information represent a forecast of the consolidated financial position at any future date or the combined financial results of the Company and Caerus for any future period.

VoIP Inc.
Proforma Condensed Combined Statement of Operations (Unaudited) Three Months Ended June 30, 2005

	VoIP, Inc.	Caerus, Inc.	Adjustments	Consol
Revenues	$1,260,274	$2,289,399	$—	$3,549,673
Cost of Sales	638,369	2,785,740	—	3,424,109
Gross Profit (Loss)	621,905	(496,341)	—	125,564
Operating expenses	3,143,603	2,246,261	518,518	5,908,382
Loss from operations	(2,521,698)	(2,742,602)	(518,518)	(5,782,818)
Provision for income taxes	—	—	—	—
Net Loss	$(2,521,698)	$(2,742,602)	$(518,518)	$(5,782,818)
Basic and diluted loss per share:				$(0.19)
Weighted average number of shares outstanding				30,012,632

The accompanying notes are an integral part of this pro forma statement of operations.

VoIP Inc.
Proforma Condensed Combined Statement of Operations (Unaudited) Six Months Ended June 30, 2005

	VoIP, Inc.	Caerus, Inc.	Adjustments	Consol
Revenues	$2,662,743	$7,284,244 $	$—	9,946,987
Cost of Sales	1,939,464	9,143,457	—	11,082,921
Gross Profit (Loss)	723,279	(1,859,213)	—	(1,135,934)
Operating expenses	4,800,375	4,098,918	1,296,295	10,195,588
Loss from operations	(4,077,096)	(5,958,131)	(1,296,295)	(11,331,522)
Provision for income taxes	—	—	—	—
Net Loss	$(4,077,096)	$(5,958,131)	$(1,296,295)	$(11,331,522)
Basic and diluted loss per share:				$(0.42)
Weighted average number of shares outstanding				26,940,458

The accompanying notes are an integral part of this proforma statement of operations.

VoIP Inc.
Proforma Condensed Combined Statement of Operations (Unaudited) Three Months Ended June 30, 2004

	VoIP, Inc.	Caerus, Inc.	Adjustments	Consol
Revenues	$85,298	$2,332,453	$—	$2,417,751
Cost of Sales	58,923	2,700,914	—	2,759,837
Gross Profit (Loss)	26,375	(368,461)	—	(342,086)

Operating expenses	435,033	1,793,909	777,777	3,006,719
Loss from operations	(408,658)	(2,162,370)	(777,777)	(3,348,805)
Provision for income taxes	—	—	—	—
Net Loss	$(408,658)	$(2,162,370)	$(777,777)	$(3,348,805)
Basic and diluted loss per share:				$(0.10)
Weighted average number of shares outstanding				32,668,283

The accompanying notes are an integral part of this pro forma statement of operations.

VoIP Inc.
Proforma Condensed Combined Statement of Operations (Unaudited) Six Months Ended June 30, 2004

	VoIP, Inc.	Caerus, Inc.	Adjustments	Consol
Revenues	$85,298	$5,369,624	$—	$5,454,922
Cost of Sales	58,923	5,348,592	—	5,407,515
Gross Profit (Loss)	26,375	21,032	—	47,407
Operating expenses	457,356	2,746,438	1,555,554	4,759,348
Loss from operations	(430,981)	(2,725,406)	(1,555,554)	(4,711,941)
Provision for income taxes	—	—	—	—
Net Loss	$(430,981)	$(2,725,406)	$(1,555,554)	$(4,711,941)
Basic and diluted loss per share:				$(0.19)
Weighted average number of shares outstanding				24,690,040

The accompanying notes are an integral part of this statement of operations.

VOIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED
FINANCIAL STATEMENTS

(1) VoIP, Inc. Basis of Presentation

Historical financial information for the Company for the three and six months ended June 30, 2005 and June 30, 2004 has been derived from the Company’s historical financial statements.

(2) Caerus, Inc. Basis of Presentation

Financial information for Caerus as of and for the three and six months ended June 30, 2005 and June 30, 2004 has been derived from Caerus' historical financial statements.

(3) VoIP, Inc. and Caerus Merger

On June 1, 2005, the Company and Caerus announced the closing of the Merger. The Merger was completed pursuant to the Merger Agreement executed on May 31, 2005 by the conversion of all of Caerus’ capital stock into 16,434,470 shares of the Company’s common stock, par value $0.001. See NOTE D to the Company’s Consolidated Financial Statements.

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

Restatement of Financial Statements

On March 22, 2006, we concluded that our consolidated financial statements for the three and six months ended June 30, 2005 were misstated, resulting in overstated revenues, expenses, receivables and inventory, and understated net loss. These misstatements were discovered by senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the Company’s 2005 annual financial statements. The misstatements occurred in the financial statements of our consolidated subsidiary DTNet, which was acquired in June 2004. We therefore restated our consolidated financial statements for the three and six months ended June 30, 2005 to correct these misstatements. Adjustments to reduce (i) the overstatement of receivables (including amounts due from related parties); (ii) the overstatement of inventory; (iii) the overstatement of revenues; (iv) the overstatement of cost of sales; and (v) the understatement of net loss, aggregated $260,188, $260,495, $604,678, $499,840, and $58,065, respectively, for the six months ended June 30, 2005.

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

The following table sets forth the impact of these restatements on certain amounts previously reported in our consolidated financial statements for the three and six months ended June 30, 2005.

Balance Sheet Data	As of June 30, 2005		As of December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Accounts receivable	$1,023,226	$932,575	$818,071	$166,239
Due from related parties	169,537	-	245,402	245,402
Inventory	889,373	628,878	187,451	324,185
Other current assets	209,884	209,884	43,702	-
Accounts payable and accrued expenses	10,472,720	10,472,720	1,224,974	1,148,833
Other current liabilities	2,333,343	2,333,343	123,140	103,031
Additional paid in capital	32,332,943	33,717,706	12,722,565	14,107,328
Accumulated deficit	(9,672,823)	(11,578,269)	(4,639,386)	(6,486,767)

Statement of Operations Data	Six Months Ended		Three Months Ended
	June 30, 2005		June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenue	$3,916,920	$3,312,242	$1,909,773	$1,909,773
Cost of goods sold	3,104,846	2,605,006	1,303,911	1,303,911
Operating expenses	5,845,511	5,798,738	4,132,002	4,141,966
Loss from operations	(5,033,437)	(5,091,502)	(3,526,140)	(3,536,104)
Net loss	(5,033,437)	(5,091,502)	(3,526,140)	(3,536,104)
Net loss per common share	(0.19)	(0.19)	(0.12)	(0.12)

For a discussion of the impact of these restatements on current management’s evaluation of disclosure controls and procedures, the separate Board of Directors of the Company (the “Board”) investigation of these misstatements, and the steps we are taking to address concerns associated with these misstatements, see Item 3. “Controls and Procedures.”

Financial Condition and Results of Operations

On May 31 2005, we completed the acquisition of Caerus and immediately began the process of merging operations. As part of the merger agreement, we acquired 100% of the business of Caerus and its wholly owned subsidiaries Volo, Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for 16,900,000 shares of the Company's common stock.

Volo is a licensed facilities-based competitive local exchange carrier (“CLEC”) and inter-exchange carrier (“IXC”). Caerus Networks, Inc. is a technology research and development subsidiary, and Caerus Billing, Inc. is a billing and mediation subsidiary. Caerus, Inc. and its three subsidiaries (collectively referred to herein as Caerus) generated revenues during calendar year 2004 that totaled $14 million.

Through the wholesale-only model, Volo is a "carrier's carrier," and will continue its focus on the broadband voice marketplace, marketing its network products and services under the VoiceOne brand name.

Volo currently has network access points operating in Orlando, Atlanta, New York, Dallas and Los Angeles.

Caerus' network operations center (“NOC”) is a fully manned, 24 x 7 operation and is the heartbeat of Volo. The NOC is where the company monitors all aspects of the technical environment, from its nationwide OC-12 backbone to network routers, SIP proxies and numerous routing gateways, soft switches and other aspects of its voice over Internet protocol (“VoIP”) infrastructure. Fully redundant technologies are deployed in a scalable network environment that enables the company to compete in the ever-evolving and demanding IP telecommunications marketplace. The VoiceOne network incorporates a multi-protocol label switching architecture which is designed and operated to offer world-class services to carriers and service providers. VoiceOne features direct interconnection facilities with multiple local exchange carriers, CLECs, IXCs, service providers, cable operators, wireless carriers, and resellers.

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

For the six months ended June 30, 2005 and 2004, the Company had revenues of $3,312,242 and $85,298, respectively. For the three months ended June 30, 2005 and 2004, the Company had revenues of $1,909,773 and $85,298 respectively. Most of the revenue increase for both the six months and three months ended June 30, 2005 compared to the same periods in the prior year were due to the acquisitions of DTNet and Caerus. Revenues from Caerus and DTNet were $649,499 and $866,446, respectively, for the six months ended June 30, 2005 and $649,499 and $1,000,044 respectively, for the three months ended June 30, 2005.

The cost of sales consists primarily of purchases, assembly and testing of customer premise equipment performed by third party vendors. Additionally, it includes the direct costs associated with the origination and termination of international and domestic wholesale minutes.

The gross profit of $707,236 for the six months ended June 30, 2005 represents a gross margin of 21%. We anticipate that the gross profit margin percentage will improve with additional growth in revenue. We are attaining discounts from our suppliers based on the volumes. We believe that these discounts will continue to improve as our sales strategy is deployed through out our different product lines.

Operating expenses consist primarily of salaries and related personnel costs, general corporate functions including finance, human resources, facilities, legal and professional fees, insurance and general corporate overhead costs. Total operating expenses for the six months ended June 30, 2005 and June 30, 2004 were $5,798,738 and $457,356, respectively. The components for 2005 are general and administrative expenses ($2,279,641), employee compensation ($1,734,750), commissions ($1,173,136), and professional fees ($611,211). The expense increases were primarily due our entrance into the VoIP business, expansion via marketing as well as acquisition, and the related legal and professional costs of operating a public company.

Net losses for the quarters ended June 30, 2005 and 2004 were $3,536,104 and $408,658, respectively, and the net loss per share was $0.12 and $0.03, respectively. This included an exchange of shares of the Company’s common stock for warrants issued to an executive in the first quarter of 2005. The market value of the shares amounting to $239,500 as of the transaction date was recognized as compensation expense in our consolidated statement of operations.

Total assets at June 30, 2005 were $42,729,596, up $33,072,912 from December 31, 2004. This increase in assets and the corresponding increases in accounts payable and other current liabilities are almost entirely related to the acquisition of Caerus on May 31, 2005. We recorded significant amounts of goodwill and intangible assets in connection with the acquisition of Caerus and for the acquisition of DTNet. Goodwill and intangible assets comprised 72% of our total assets at June 30, 2005. We expect to record additional amounts of goodwill and intangible assets in connection with our WQN acquisition, which was completed on October 6, 2005.

Under SFAS No. 142, we are required to periodically evaluate the carrying value of our goodwill and intangible assets. If in the future such carrying values exceed fair market value, we will be required to record an impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and stock price.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents of $1,068,514, as compared to $1,141,137 at December 31, 2004. Cash and cash equivalents decreased by $72,623 for the six months ended June 30, 2005. We used $4,583,580 in cash for our operating activities. We funded our operating activities through private placements of notes payable and common stock. These financing activities provided us with net cash of $4,548,736 for the six months ended June 30, 2005.

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

Payments Due by Period

The following table illustrates our outstanding debt and the terms of that debt as of June 30, 2005:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt	$0	$0	$0	$0
Notes Payable	$7,736,929	$7,736,929	$0	$0
Operating Leases	$594,905	$149,905	$445,000	$0
Purchase Obligations	$0	$0	$0	$0
Total	$8,331,834	$7,886,834	$445,000	$0

Plan of Operations

We have incurred losses since the Company’s inception and, as of June 30, 2005, have an accumulated deficit of $11,578,269. We have not achieved profitability on an annual or quarterly basis and may incur additional net losses in future quarters and years.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Accounting Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officers, also conducted an evaluation of our Company’s internal control over financial reporting and identified three control deficiencies, which in combination resulted in a material weakness.

     A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of June 30, 2005. The control deficiencies identified by our management and the Certifying Officers, which in combination resulted in a material weakness, were (a) misstatements in amounts reported for a consolidated subsidiary, and (b) insufficient personnel resources with appropriate accounting expertise.

     Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers concluded that our disclosure controls and procedures were ineffective as of June 30, 2005.

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

     Our management, including the Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of June 30, 2005, and have concluded that we had the following control deficiencies as of June 30, 2005 that, when combined, resulted in a material weakness:

(a)
In March 2006, during their review and analysis of 2005 results and financial condition in connection with the preparation of the Company’s 2005 consolidated financial statements and the 2005 Annual Report on Form 10-KSB, our senior financial management discovered certain overstatements of the revenues, expenses and receivables reported, and understatement of net loss, for our consolidated subsidiary DTNet. Based upon an assessment of the impact of the adjustments to our financial results arising from this matter, we have restated the financial information presented in this Form 10-QSB/A for the period ended June 30, 2005. Adjustments to reduce (i) the overstatement of receivables (including amounts due from related parties); (ii) the overstatement of inventory; (iii) the overstatement of revenues; and (iv) the understatement of net loss, aggregated $260,188, $260,495, $604,678, and $58,065, respectively, for the six months ended June 30, 2005.

(b)
During the preparation of the financial statements for the period ended September 30, 2005, we discovered that we did not recognize in our 2004 financial statements the full amount of compensation expense that should have been recognized on warrants issued to employees, or the compensation expense for the vested portion of approximately 4,000,000 stock options issued to employees during the three months ended September 30, 2004, in accordance with SFAS No. 123. The compensation expense that was not recognized relating to these options and warrants was $1,384,763 for the three months ended September 30, 2004. We therefore restated our consolidated financial statements for the year ended December 31, 2004 to correct these misstatements.

(c)
We do not have sufficient personnel resources with appropriate accounting expertise or experience in financial reporting for public companies. Our management with the participation of the Certifying Officers determined that the potential magnitude of a misstatement arising from this deficiency is more than inconsequential to the annual and/or interim financial statements.

     Management has concluded that the above deficiencies when combined together have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of our interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officers concluded that we did not maintain effective internal control over financial reporting as of June 30, 2005 based on the criteria in the Internal Control - Integrated Framework.

Remediation Steps to Address Control Deficiencies

     We are in the process of addressing the identified material weakness by remediating the control deficiencies in our internal control over financial reporting which comprise this material weakness as follows:

(a)
In March 2006, our Board retained counsel to conduct a thorough investigation of the accounting misstatements of our DTNet subsidiary. Such counsel, in turn, retained an independent forensic accounting firm to assist its investigation. Based on this investigation, our Board and management have concluded that these intentional overstatements of revenues, expenses and receivables were limited to the unauthorized actions of two individuals. One of these individuals was employed at corporate headquarters and the other was employed at DTNet’s headquarters. The individual employed at corporate headquarters resigned shortly after the initiation of the investigation, and we terminated the employment of the other individual immediately following the receipt of the preliminary findings of the investigation in early April 2006. We changed the individual responsible for the day-to-day management of DTNet, relocated its accounting to our corporate offices and increased our analysis of this subsidiary’s transactions. In April 2006, the Company sold this subsidiary to its former Chief Operating Officer.

(b)
We continue to seek to improve our in-house accounting resources. During the fourth quarter of 2005 we hired a new CFO with significant accounting and public company experience. During the first quarter of 2006 we did not hire any new accounting personnel. However, we significantly supplemented our internal accounting resources during these three months by using independent accounting and financial consulting firms. We expect to continue to use such third parties until such time as we are able to hire sufficient in-house accounting expertise. In April 2006, we promoted the former Finance Director of one of our recently acquired subsidiaries to the position of Corporate Controller. This individual has significant financial experience (including five years with the audit department of the accounting firm of KPMG Peat Marwick), has served as the CFO and/or controller of various companies (including a public registrant), and is a Certified Public Accountant. In May 2006, in conjunction with the resignation of the Company’s Chief Financial Officer, the Corporate Controller was elected Chief Accounting Officer, pending a search to replace the Chief Financial Officer position.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-QSB/A for the period ended June 30, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP, INC.

Date: June 23, 2006	/s/ Gary Post
Gary Post
Chief Executive Officer