Form 10QSB/A
period 2005-09-30
VOIP  INC
filed 2006-07-07
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☐   No ☒

Explanatory Note

VoIP, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 (the "September 30, 2005 10-QSB"), which was originally filed on November 21, 2005. This Amendment No. 1 is being filed to restate the Company's financial statements for the three and nine months ended September 30, 2005, which were misstated, resulting in overstated revenues, expenses, receivables and inventory, and net loss.

These misstatements were discovered by senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the Company’s 2005 annual consolidated financial statements. These misstatements occurred primarily in the financial statements of the Company's consolidated subsidiary, VCG Technologies, Inc., doing business as DTNet Technologies (“DTNet”), which was acquired in June 2004. In addition, the Company discovered that it had misclassified the sale of equipment in the third quarter of 2005 as revenue and related cost of sales, instead of as non-operating income. The Company has therefore decided to restate its consolidated financial statements for the three and nine months ended September 30, 2005 to correct these misstatements.

This Amendment No. 1 also restates the Company's consolidated balance sheet as of December 31, 2004, to reflect the Company’s Amendment No. 2 to its Annual Report on Form 10-KSB/A, filed on May 11, 2006. In addition, this Amendment No. 1 restates the Company’s consolidated statements of operation for the three and nine months ended September 30, 2004, and the Company’s consolidated statement of cash flows for the nine months ended September 30, 2004, to reflect the Company’s Amendment No. 2 to its Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2004, filed on May 11, 2006.

This Amendment No. 1 revises (i) Part I, Item 1. Financial Statements to provide the restated financial statements and notes thereto for the three and nine months ended September 30, 2005; (ii) Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the restated results of operations for this same period; (iii) Part I, Item 3. Controls and Procedures to report management's assessment of the Company's disclosure controls as of the date of the filing of this Amendment; and (iv) the certifications required under Rules 13a-15 and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") so that they be dated as of a current date as required by Rule 12b-15 of the Exchange Act.

This Amendment No. 1 does not reflect events occurring after the original filing of the Company’s September 30, 2005 10-QSB, and does not update or modify the disclosures therein in any way other than as required to reflect the amendments described above.

VoIP, Inc.

Form 10-QSB/A for the Quarter ended September 30, 2005

Table of Contents

		Page
Part I - Financial Information

Item 1	Financial Statements	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Controls and Procedures	23

Part II - Other Information

Item 6 - Exhibits		25

Signatures		26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VoIP, Inc.
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited and Restated)	(As Restated)
ASSETS

Current assets
Cash and cash equivalents	$3,238,873	$1,141,137
Accounts receivable, net of allowance of $113,817 and $136,795, respectively	704,451	166,239
Due from related parties	-	245,402
Inventory	405,728	324,185
Assets from discontinued operations	-	412,419
Other current assets	364,929	-
Total current assets	4,713,981	2,289,382

Property and equipment, net	8,352,155	419,868
Goodwill and other intangibles	29,996,814	6,923,854
Other assets	272,434	23,580

TOTAL ASSETS	$43,335,384	$9,656,684

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$9,009,315	$1,148,833
Loans payable	6,245,818	200,000
Convertible notes payable	815,991	-
Notes payable to related parties	994,626	560,000
Other current liabilities	2,058,630	103,031
Total current liabilities	19,124,380	2,011,864

Convertible notes payable - long term	611,934	-
Other debt	164,631	-

Total liabilities	19,900,945	2,011,864

Shareholders' equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 56,588,004 and 24,258,982 issued and outstanding, respectively	56,588	24,259
Additional paid in capital	43,698,121	14,107,328
Accumulated deficit	(20,320,270)	(6,486,767)
Total shareholders' equity	23,434,439	7,644,820

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$43,335,384	$9,656,684

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Revenues	$5,598,154	$718,481	$2,285,912	$633,183

Cost of sales	5,714,393	620,404	3,109,387	561,481

Gross profit (loss)	(116,239)	98,077	(823,475)	71,702

Operating expenses:
Compensation and benefits	4,427,858	5,223,599	2,636,126	5,125,899
Commissions and fees to third parties	2,456,588	57,416	1,383,826	57,416
Advertising and marketing	482,050	115,180	133,635	88,289
Professional and legal	1,178,639	238,527	489,806	128,012
Depreciation and amortization	1,821,214	38,315	1,253,779	22,604
Other	3,557,099	503,757	2,227,538	297,218

Total operating expenses	13,923,448	6,176,794	8,124,710	5,719,438

Loss from operations	(14,039,687)	(6,078,717)	(8,948,185)	(5,647,736)

Gain on sale of fixed assets	206,184	-	206,184	-

Provision for income taxes	-	-	-	-

Net loss	$(13,833,503)	$(6,078,717)	$(8,742,001)	$(5,647,736)

Loss per weighted average share of common stock outstanding - basic and fully diluted	$(0.39)	$(0.55)	$(0.18)	$(0.29)

Weighted average number of shares of common stock outstanding - basic and fully diluted	35,918,087	10,989,990	49,665,036	19,642,390

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2005	2004
	(As Restated)	(As Restated)

Cash flows from operating activities:
Net loss	$(13,833,503)	$(6,078,717)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,821,214	2,964
Compensation, interest, and other expenses for stock and warrants issued and vesting stock options	5,364,394	5,248,929
Provision for bad debt	113,816	-
Provision for assets of discontinued operations	392,000	-
Changes in operating assets and liabilities net of assets and liabilities acquired:
Accounts receivable	(454,610)	292,001
Inventory	(81,543)	(37,580)
Other current assets	267,966	(76,760)
Accounts payable and accrued expenses	(1,501,711)	(223,618)
Other current liabilities	(1,091,580)	87,949
Net cash used in operating activities	(9,003,557)	(784,832)

Cash flows from investing activities:
Cash from acquisitions	-	104,862
Purchases of property and equipment	(176,875)	(43,550)
Purchase of other assets	-	(13,092)
Net cash provided by (used in) investing activities	(176,875)	48,220

Cash flows from financing activities:
Proceeds from issuance of notes payable	3,730,339	-
Payments of notes payable	(722,797)	-
Due to affiliates	-	(151,166)
Net proceeds under capital leases	195,863	-
Proceeds from sales of common stock	8,074,763	1,121,803
Net cash flow provided by financing activities	11,278,168	970,637

Net increase in cash and cash equivalents	2,097,736	234,025

Cash and cash equivalents at beginning of period	1,141,137	3,499

Cash and cash equivalents at end of period	$3,238,873	$237,524

Non-cash investing and financing activities:
Goodwill and intangible assets recorded on acquisition	$(24,101,000)	$-
Issuance of common stock and warrants on acquisition	$13,819,119	$-
Issuance of stock for debt conversion	$1,996,478	$-
Net liabilities assumed on acquisition, net of cash	$8,285,403	$-

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

On April 13, 2004 the Company changed its name to VoIP, Inc. and began to develop and manufacture internet protocol telephony customer premise equipment, and provide voice over the internet subscriber based telephony services and long range WiFi technology solutions for residential and enterprise customers including multimedia applications. The Company acquired VCG Technologies, Inc., doing business as DTNet Technologies (“DTNet”), a hardware supplier in June 2004. VoIP Americas, Inc., a VoIP related company (“VoIPAmericas”), was acquired in September 2004.

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

On May 31, 2005 the Company acquired 100% of Caerus, Inc. (“Caerus”) and its wholly-owned subsidiaries Volo Communications, Inc. (“Volo”), Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for 16.9 million of the Company's common shares. In October 2005, the Company purchased substantially all of the assets of WQN Inc.'s ("WQN") voice over Internet protocol business.

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

The Company owns its network and its technology and offers the ability to provide complete product and service solutions, including wholesale carrier services for call routing and termination, outsourced customer service and hardware fulfillment. The Company is a certified Competitive Local Exchange Carrier (CLEC) and Interexchange Carrier (IXC). The Company provides a portfolio of advanced telecommunications technologies, enhanced service solutions, and broadband products to the VoIP industry. Customers include RBOCs, CLECs, IXCs, wireless carriers, resellers, internet service providers, cable multiple system operators and other providers of telephony services in the United States and various countries around the world.

The Company's operations consist of one segment.

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004. The accompanying consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 are unaudited but, in the opinion of management, include all adjustments (which are of normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

Significant accounting policies are detailed in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE B - RESTATEMENT OF FINANCIAL STATEMENTS

On March 22, 2006, the Company concluded that its consolidated financial statements for the three and nine months ended September 30, 2005 were misstated, resulting in overstated revenues, expenses, receivables, inventory, and net loss. These misstatements were discovered by senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the Company’s 2005 annual financial statements. Misstatements occurred primarily in the financial statements of the Company 's consolidated subsidiary DTNet. The Company also incorrectly classified the sale of equipment as revenue and cost of sales, instead of other income. The Company therefore restated its consolidated financial statements for the three and nine months ended September 30, 2005 to correct these misstatements. Adjustments to reduce (i) the overstatement of receivables (including amounts due from related parties); (ii) the overstatement of inventory; (iii) the overstatement of revenues; (iv) the overstatement of cost of sales; and (v) the overstatement of net loss, aggregated $259,806, $155,517, $854,678, $543,656, and $47,227, respectively, for the nine months ended September 30, 2005.

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

The following tables set forth the impact of these restatements on certain amounts previously reported in our consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004, and as of December 31, 2004.

Balance Sheet Data	As of September 30, 2005		As of December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Accounts receivable	$704,451	$704,451	$818,071	$166,239
Due from related parties	259,806	-	245,402	245,402
Inventory	561,245	405,728	187,451	324,185
Other current assets	364,929	364,929	43,702	-
Accounts payable and accrued expenses	9,009,315	9,009,315	1,224,974	1,148,833
Other current liabilities	2,058,630	2,058,630	123,140	103,031
Accumulated deficit	(19,904,879)	(20,320,270)	(6,024,149)	(6,486,767)

Statement of Operations Data	Nine Months Ended September 30, 2005		Three Months Ended September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenue	$6,452,832	$5,598,154	$2,535,912	$2,285,912
Cost of sales	6,258,049	5,714,393	3,153,203	3,109,387
Operating expenses	14,075,513	13,923,448	8,230,002	8,124,710
Loss from operations	(13,880,730)	(14,039,687)	(8,847,293)	(8,948,185)
Gain on sale of fixed assets	-	206,184	-	206,184
Net loss	(13,880,730)	(13,833,503)	(8,847,293)	(8,742,001)
Net loss per common share	(0.39)	(0.39)	(0.18)	(0.18)

	Nine Months Ended September 30, 2004		Three Months Ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenue	$1,015,065	$718,481	$929,767	$633,183
Cost of sales	737,904	620,404	678,981	561,481
Operating expenses	4,357,346	6,176,794	3,759,365	5,719,438
Loss from operations	(4,080,185)	(6,078,717)	(3,508,579)	(5,647,736)
Net loss	(4,080,185)	(6,078,717)	(3,508,579)	(5,647,736)
Net loss per common share	(0.31)	(0.55)	(0.18)	(0.29)

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

At September 30, 2005 the Company's contractual obligations for debt, leases and capital expenditures totaled approximately $9.5 million. Included in this amount is approximately $5.1 million due on a loan from a lending institution. The Company is not in compliance with certain covenants under the loan agreement for this debt and also owes amounts in arrears on this loan of approximately $280,000. To date the lending institution has not declared a default on this loan.

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

NOTE D - ACQUISITION OF CAERUS, INC.

On May 31, 2005 the Company acquired 100 percent of Caerus and its wholly owned subsidiaries Volo, Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for 16.9 million of the Company's common shares. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141").

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

The fair market value of the assets acquired on May 31, 2005 is as follows:

Fair Value of Assets Acquired

Cash	$66,485
Accounts receivable	285,578
Deposits	108,500
Other current assets	156,659
Property and equipment, net	8,451,763
Other assets	271,609
Accounts payable	(9,382,323)
Note payable	(6,960,818)
Customer deposits	(1,026,750)
Other current liabilities	(2,252,703)
Subtotal	(10,282,000)

Intangible assets	13,800,000
Goodwill	10,301,000
Subtotal	24,101,000

Purchase price	$13,819,000

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

a) As of September 30, 2005 goodwill consisted of the following:

Amount

Acquisition of Caerus	$10,301,000
Acquisition of DTNet	5,210,553
Acquisition of VoipAmericas	1,408,301

Subtotal	16,919,854

b) As of September 30, 2005 intangible assets consisted of the following:

Intangibles with finite lives:	Useful Life Years	Amount

Technology - Caerus	4.0	$6,000,000
Customer relationships - Caerus	6.0	5,800,000
Trade names - Caerus	9.0	1,300,000
Non-compete agreements - Caerus	1.0	500,000
Carrier licenses - Caerus	Unamortized	200,000

Subtotal		13,800,000
Less: accumulated amortization		1,028,040

Subtotal		12,771,960
Intangibles with undeterminable lives:
Intellectual property		305,000

Subtotal		13,076,960

Total		$29,996,814

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

NOTE F - LOANS PAYABLE

As of September 30, 2005 loans payable consist of the following:

a. Note Payable to Shareholder	$994,626
b. Note Payable	1,000,000
c. Note Payable - Other	115,000
d. Note Payable to Lending Institution	5,130,818

$7,240,444

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

d. Represents the balance of a loan payable to a lending institution. These borrowings are repayable over a three-year period and bear interest at 12.5% per annum. Additional borrowings under this facility are contingent upon, among other things, the Company raising certain levels of additional equity financing. The loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected first-priority, secured interest in all of Caerus' assets, as well as rights to preferred stock warrants. The Company is in violation of certain requirements of the debt facility. Accordingly, the full amount of the note at September 30, 2005 has been classified as current. No default on this loan has been declared by the lender.

NOTE G - CONVERTIBLE NOTES PAYABLE

Convertible notes payable represent notes issued pursuant to a subscription agreement, immediately convertible at the option of the note holders into 1,784,895 shares of the Company’s common stock. The notes are repayable beginning in October 2005 in equal monthly installments of $67,999 in principal and $5,440 in interest. In connection with these notes the note holders also received warrants to purchase 829,448 shares of common stock at $1.60 per share and 829,448 shares of common stock at $1.43 per share. The fair market value of these warrants as calculated using the Black-Scholes pricing model is $1,356,620 and this amount has been expensed as a financing cost during the three months ended September 30, 2005 due to the fact that the related notes are convertible at any time into common stock.

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

NOTE I - OTHER DEBT

During the quarter ended September 30, 2005 the Company refinanced certain telecommunications equipment with capital leases. At September 30, 2005 the related future minimum lease payments under these capital leases were as follows:

Fiscal
2006	$58,003
2007	58,003
2008	58,003
2009	58,003
2010	44,059
Subtotal	276,071

Less imputed interest necessary to reduce the net minimum lease payments to their estimated present value	(80,208)

Total obligation at September 30,2005	195,863
Less current portion	(31,232)

Noncurrent portion	$164,631

NOTE J - STOCK BASED COMPENSATION

A total of 4,000,000 shares of common stock have been reserved for issuance under the Company's 2004 Employee Stock Option Plan. The activity in this 2004 Option Plan for the nine months ended September 30, 2005 is as follows:

	Number	Price Range	Wtd. Avg. Exercise price
Options outstanding at December 31, 2004	3,650,000	$0.85-$1.56	$1.14
Options returned to the plan due to employee terminations	(600,000)	$0.85-$1.10	$0.95
Options granted	325,000	$1.01-$1.17	$1.12

Options outstanding at September 30, 2005	3,375,000	$0.85-$1.56	$1.17

The Company recorded compensation expense of $263,806 and $645,590 for the three months ended September 30, 2005 and 2004, respectively, and $409,569 and $786,215 for the nine months ended September 30, 2005 and 2004, respectively, in connection with options granted under the 2004 Stock Option Plan.

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

NOTE K - SUBSEQUENT EVENTS

On October 6, 2005, the Company purchased substantially all of the assets of WQN relating to WQN's VoIP business. Such assets consist of WQN's properties and infrastructure for its services platform for both retail and wholesale voice over internet business. The acquired business currently provides (i) enhanced Internet-based and other telephony services under various brand names to individual consumers primarily seeking to make international calls; (ii) enhanced Internet-based and other telephony services to resellers, corporations and service providers under their brand names; (iii) and carrier transmission services whereby WQN sells excess capacity to other long-distance carriers.

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

VOIP, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

The following unaudited pro forma condensed combined statements of operations are derived from and should be read in conjunction with the historical consolidated financial statements and related notes of the Company and Caerus. On June 1, 2005 the Company and Caerus announced the closing of the merger of Volo Acquisition Corp., a wholly-owned subsidiary of the Company with and into Caerus, with Caerus as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), executed on May 31, 2005.

The unaudited pro forma condensed statements of operations for the nine months ended September 30, 2005 and 2004, and the three months ended September 30, 2004, give effect to the merger with the conversion of all Caerus capital stock into 16,434,470 shares of common stock of the Company.

The unaudited pro forma condensed combined statements of operations assume that the Merger was consummated at the beginning of the respective period.

The unaudited pro forma condensed combined statements of operations have been prepared based on currently available information and assumptions that we deem appropriate. The pro forma information is for informational purposes only and is not intended to be indicative of the actual consolidated results that would have been reported had the transactions occurred on the dates indicated, nor does the information represent a forecast of the consolidated financial position at any future date or the combined financial results of the Company and Caerus for any future period.

VoIP, Inc.

Pro forma Condensed Combined Statement of Operations (Unaudited) Three Months Ended September 30, 2004

	VoIP, Inc.	Caerus, Inc.	Adjustments	Consolidated
	(Restated)

Revenues	$633,183	$2,950,825	$-	$3,584,008

Cost of Sales	561,481	3,195,681	-	3,757,162

Gross Profit	71,702	(244,856)	-	(173,154)

Operating expenses	5,719,438	2,211,543	777,777	8,708,758

Loss from operations	(5,647,736)	(2,456,399)	(777,777)	(8,881,912)

Provision for income taxes	-	-	-	-

Net loss	$(5,647,736)	$(2,456,399)	$(777,777)	$(8,881,912)

Basic and diluted loss per share				$(0.25)

Weighted average number of shares outstanding				36,076,860

The accompanying notes are an integral part of this pro forma condensed combined statement of operations.

VoIP, Inc.

Pro forma Condensed Combined Statement of Operations (Unaudited) Nine Months Ended September 30, 2005

	VoIP, Inc.	Caerus, Inc.	Adjustments	Consolidated
	(As Restated)

Revenues	$2,845,603	$9,387,331	$-	$12,232,934

Cost of Sales	2,451,757	11,740,551	-	14,192,308

Gross Profit	393,846	(2,353,220)	-	(1,959,374)

Operating expenses	10,510,616	6,513,422	1,296,295	18,320,333

Loss from operations	(10,116,770)	(8,866,642)	(1,296,295)	(20,279,707)

Gain on sale of fixed assets	206,184	-	-	206,184

Provision for income taxes	-	-	-	-

Net loss	$(9,910,586)	$(8,866,642)	$(1,296,295)	$(20,073,523)

Basic and diluted loss per share				$(0.45)

Weighted average number of shares outstanding				45,048,348

The accompanying notes are an integral part of this pro forma condensed combined statement of operations.

VoIP, Inc.

Pro forma Condensed Combined Statement of Operations (Unaudited) Nine Months Ended September 30, 2004

	VoIP, Inc.	Caerus, Inc.	Adjustments	Consolidated
	(As Restated)

Revenues	$718,481	$8,320,450	$-	$9,038,931

Cost of sales	620,404	8,544,273	-	9,164,677

Gross profit	98,077	(223,823)	-	(125,746)

Operating expenses	6,176,794	4,957,981	1,555,554	12,690,329

Loss from operations	(6,078,717)	(5,181,804)	(1,555,554)	(12,816,075)

Provision for income taxes	-	-	-	-

Net loss	$(6,078,717)	$(5,181,804)	$(1,555,554)	$(12,816,075)

Basic and diluted loss per share				$(0.47)

Weighted average number of shares outstanding				27,424,460

The accompanying notes are an integral part of this pro forma condensed combined statement of operations.

VOIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED
STATEMENTS OF OPERATIONS

(1) VoIP, Inc. Basis of Presentation

Financial information for the Company has been derived from the Company’s historical financial statements.

(2) Caerus, Inc. Basis of Presentation

Financial information for Caerus has been derived from Caerus' historical financial statements.

(3) VoIP, Inc. and Caerus, Inc. Merger

On June 1, 2005, the Company and Caerus announced the closing of the Merger. The Merger was completed pursuant to the Merger Agreement by the conversion of all Caerus’ capital stock into 16,434,470 shares of the Company’s common stock. See NOTE D to the Company’s Consolidated Financial Statements.

(4) Adjustments

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

Restatement of Financial Statements

On March 22, 2006, we concluded that our consolidated financial statements for the three and nine months ended September 30, 2005 were misstated, resulting in overstated revenues, expenses, receivables and inventory, and net loss. These misstatements were discovered by senior financial management personnel that commenced their employment with the Company in the fourth quarter of 2005, during their review and analysis in connection with the preparation of the Company’s 2005 annual financial statements. Misstatements occurred primarily in the financial statements of our consolidated subsidiary DTNet. The Company also incorrectly classified the sale of equipment as revenue and cost of sales, instead of other income. We therefore restated our consolidated financial statements for the three and nine months ended September 30, 2005 to correct these misstatements. Adjustments to reduce (i) the overstatement of receivables (including amounts due from related parties); (ii) the overstatement of inventory; (iii) the overstatement of revenues; (iv) the overstatement of cost of sales: and (v) the overstatement of net loss, aggregated $259,806, $155,517, $854,678, $543,656 and $47,227, respectively, for the nine months ended September 30, 2005.

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

The following tables set forth the impact of these restatements on certain amounts previously reported in our consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004, and as of December 31, 2004.

	As of September 30, 2005		As of December 31, 2004
Balance Sheet Data	As Previously Reported	As Restated	As Previously Reported	As Restated

Accounts receivable	$704,451	$704,451	$818,071	$166,239
Due from related parties	259,806	-	245,402	245,402
Inventory	561,245	405,728	187,451	324,185
Other current assets	364,929	364,929	43,702	-
Accounts payable and accrued expenses	9,009,315	9,009,315	1,224,974	1,148,833
Other current liabilities	2,058,630	2,058,630	123,140	103,031
Accumulated deficit	(19,904,879)	(20,320,270)	(6,024,149)	(6,486,767)

	Nine Months Ended September 30, 2005		Three Months Ended September 30, 2005
Statement of Operations Data	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenue	$6,452,832	$5,598,154	$2,535,912	$2,285,912
Cost of sales	6,258,049	5,714,393	3,153,203	3,109,387
Operating expenses	14,075,513	13,923,448	8,230,002	8,124,710
Loss from operations	(13,880,730)	(14,039,687)	(8,847,293)	(8,948,185)
Gain on sale of fixed assets	-	206,184	-	206,184
Net loss	(13,880,730)	(13,833,503)	(8,847,293)	(8,742,001)

	Nine Months Ended September 30, 2004		Three Months Ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenue	$1,015,065	$718,481	$929,767	$633,183
Cost of sales	737,904	620,404	678,981	561,481
Operating expenses	4,357,346	6,176,794	3,759,365	5,719,438
Loss from operations	(4,080,185)	(6,078,717)	(3,508,579)	(5,647,736)
Net loss	(4,080,185)	(6,078,717)	(3,508,579)	(5,647,736)
Net loss per common share	(0.31)	(0.55)	(0.18)	(0.29)

For a discussion of the impact of these restatements on current management's evaluation of disclosure controls and procedures, the separate Board of Directors of the Company (the “Board”) investigation of these misstatements, and the steps we are taking to address concerns associated with these misstatements, see Item 3, “Controls and Procedures.”

We completed the acquisition of Caerus on May 31, 2005. Caerus, a VoIP carrier and service provider, provides us with important technology, including the Voice One network, intellectual capital and VoIP expertise, VoIP enhanced service solutions and key customers and business relationships.

The following unaudited pro forma combined financial information has been prepared assuming the Caerus acquisition occurred as of the first day of each period reported.
	Nine Months Ended September 30
	2005	2004	Three Months Ended September 30, 2004
Revenues	$12,232,934	$9,038,931	$3,584,008
Net loss	(20,073,523)	(12,816,075)	(8,881,912)
Loss per share	(0.45)	(0.47)	(0.25)

As discussed in the following paragraphs the addition of Caerus impacts the comparability of our results of operations for the three and nine months ended September 30, 2005 to our results for the corresponding periods of 2004.

Comparison of Three Months Ended September 30, 2005 and 2004

Our restated net loss for the three months ended September 30, 2005 was $8,742,001 ($0.18 per share), as compared to a restated net loss of $5,647,736 ($0.29 per share) for the three months ended September 30, 2004.

Restated revenues for the current quarter totaled $2,285,912, an increase of approximately $1.7 million over the restated revenues for the three months ended September 30, 2004. Routing and termination services revenues amounted to $2,103,770 and $237,176, for the three months ended September 30, 2005 and 2004, respectively. The increase in these revenues is attributable to the addition of Caerus' Voice One Network. These additional revenues from our network were offset by a $664,535 decrease in our revenues from VoIP hardware sales. One customer accounted for 92% of our revenues during the three months ended September 30, 2005.

Our restated gross loss for the three months ended September 30, 2005 was $823,475, as compared to a restated gross profit of $71,702 for the same period in 2004. The decline in gross profit for this quarter is principally attributable to the costs we incurred to operate our network and the fees paid to third-party carriers to terminate calls on our behalf. Our combined operating costs and third party fees exceeded the revenues generated by the current level of traffic on our network.

We incurred operating expenses of $8,124,710 and $5,719,438 for the three months ended September 30, 2005 and 2004, respectively. The additional operating expenses for 2005 reflect in part the expansion of our operations due to our recent acquisition of Caerus. The $3.6 million rise in operating expenses is comprised primarily of additional commissions and fees paid to third parties (primarily relating to our capital raising efforts) of approximately $1.3 million and increases in professional and legal fees ($361,794), depreciation ($333,332), amortization of intangible assets ($897,843) and other expenses ($1,960,320). Other expenses for 2005 include interest and financing costs of approximately $1.5 million for our debt issuances.

In the three months ended September 30, 2005, we sold computer equipment that we were no longer utilizing, for a net gain of $206,184.

Comparison of Nine Months Ended September 30, 2005 and 2004

Our restated net loss for the nine months ended September 30, 2005 was $13,833,503 ($0.39 per share), as compared to a restated loss of $6,078,717 ($0.55 per share) for the nine months ended September 30, 2004.

Restated revenues for the current nine months totaled $5,598,154, an increase of approximately $4.9 million over that restated for the nine months ended September 30, 2004. Revenues generated by Caerus' Voice One Network for routing and termination services amounted to $2,752,551 for the nine months ended September 30, 2005. The remainder of the revenue increase is due to growth in hardware sales and international service termination. One customer accounted for 49% of our sales during the nine months ended September 30, 2005.

Our restated gross loss for the nine months ended September 30, 2005 was $116,239, as compared to a gross profit of $98,077 for the same period in 2004. The decline in gross profit for this nine month period principally reflects our network operating costs and the fees we paid to third-party carriers to terminate calls on our behalf. These combined operating costs and third party fees exceeded the revenues generated by the level of traffic on our network.

We incurred restated operating expenses of $13,923,448 and $6,176,794 for the nine months ended September 30, 2005 and 2004, respectively. The additional operating expenses for 2005 reflect in part the expansion of our operations due to our recent acquisition of Caerus. The $7.7 million dollar rise in operating expenses is comprised of added professional and legal fees ($940,112), depreciation ($598,762), amortization of intangible assets ($1,184,137), additional commissions and fees of approximately $2.4 million paid to third parties in connection with our capital raising efforts, and increased other expenses ($3,053,343) offset by a decrease in compensation ($795,741). The increase of other expenses reflects provisions for bad debts and discontinued assets of $604,000, and interest and finance costs of approximately $1.6 million for our debt issuances.

In the nine months ended September 30, 2005, we sold computer equipment that we were no longer utilizing, for a net gain of $206,184.

Restated total assets at September 30, 2005 were $43,335,384, up $33,678,700 from December 31, 2004. This increase in assets (which includes additions to property of almost $7.9 million) and the corresponding increase in accounts payable and other current liabilities are almost entirely related to the acquisition of Caerus on May 31, 2005. We recorded significant amounts of goodwill and intangible assets in connection with the acquisition of Caerus and for the acquisition of DTNet. Goodwill and intangible assets comprised 69% of our total assets at September 30, 2005. We expect to record additional amounts of goodwill and intangible assets in connection with our WQN, Inc. acquisition, which was completed on October 6, 2005.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $2,097,736 for the nine months ended September 30, 2005 to $3,238,873. Our operating activities for the nine months ended September 30, 2005 used approximately $9.0 million in cash. We funded our operating activities principally through issuances of notes payable that generated proceeds of $3,007,542 (net of repayments) and sales of common stock in private transactions that provided $8,074,763. In total our financing activities provided us with net cash of $11,278,168 for the nine months ended September 30, 2005.

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

Payments Due by Period

The following table illustrates our outstanding debt and the terms of that debt as of September 30, 2005:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years

Convertible Notes	$1,427,925	$815,991	$611,934	$-
Loans Payable	7,240,444	7,240,444	-	-
Operating Leases	594,905	149,905	445,000	-
Long-Term Liabilities	195,864	31,233	164,631	-
Purchase Obligaitons	-	-	-	-
	$9,459,138	$8,237,573	$1,221,565	$-

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

     A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of September 30, 2005. The control deficiencies identified by our management and the Certifying Officers, which in combination resulted in a material weakness, were (a) misstatements in amounts reported for a consolidated subsidiary, and (b) insufficient personnel resources with appropriate accounting expertise.

     Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers concluded that our disclosure controls and procedures were ineffective as of September 30, 2005.

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

     Our management, including the Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of September 30, 2005, and have concluded that we had the following control deficiencies as of September 30, 2005 that, when combined, resulted in a material weakness:

(a)
In March 2006, during their review and analysis of 2005 results and financial condition in connection with the preparation of the Company’s 2005 consolidated financial statements and the 2005 Annual Report on Form 10-KSB, our senior financial management discovered certain overstatements of the revenues, expenses, receivables, and net loss, primarily for our consolidated subsidiary DTNet. The Company also incorrectly classified the sale of equipment as revenue and cost of sales, instead of other income. Based upon an assessment of the impact of the adjustments to our financial results arising from these matters, we have restated the financial information presented in this Form 10-QSB/A for the period ended September 30, 2005. Adjustments to reduce (i) the overstatement of receivables (including amounts due from related parties); (ii) the overstatement of inventory; (iii) the overstatement of revenues; (iv) the overstatement of costs of sales; and (v) the overstatement of net loss, aggregated $259,806, $155,517, $854,678, $543,656 and $47,227, respectively, for the nine months ended September 30, 2005.

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

     Management has concluded that the above deficiencies when combined together have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of our interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officers concluded that we did not maintain effective internal control over financial reporting as of September 30, 2005 based on the criteria in the Internal Control - Integrated Framework.

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

(b)
We continue to seek to improve our in-house accounting resources. During the fourth quarter of 2005 we hired a new CFO with significant accounting and public company experience. During the first quarter of 2006 we did not hire any new accounting personnel. However, we significantly supplemented our internal accounting resources during these three months by using independent accounting and financial consulting firms. We expect to continue to use such third parties until such time as we are able to hire sufficient in-house accounting expertise. In April 2006, we promoted the former Finance Director of one of our recently acquired subsidiaries to the position of Corporate Controller. This individual has significant financial experience (including five years with the audit department of the accounting firm of KPMG Peat Marwick), has served as the CFO, controller, and/or financial reporting director of various companies (including a public registrant), and is a Certified Public Accountant. In May 2006, in conjunction with the resignation of the Company’s Chief Financial Officer, the Corporate Controller was elected Chief Accounting Officer, pending a search to replace the Chief Financial Officer position.

Changes in Control over Financial Reporting

     There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

31.1  Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-QSB/A for the period ended September 30, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP, INC.

Date: July 7, 2006

/s/ Gary Post
Gary Post
Chief Executive Officer