Form 10-Q
period 2006-06-30
VOIP INC
filed 2006-08-16
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

OF 1934

For the transition period from _________ to ________

Commission File Number: 000-28985

VoIP, Inc.
(Exact name of issuer as specified in its charter)

Texas	75-2785941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 So. Wymore Rd, Suite 3000, Altamonte Springs, FL 32714
(Address of principal executive offices)

(407) 398-3232
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
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 8, 2006: 72,509,102.

VoIP, Inc.

Form 10-Q for the Quarter Ended June 30, 2006

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VoIP, Inc.
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,805,003	$3,228,745
Accounts receivable, net of allowance of
$78,116 and $177,489 respectively	1,126,786	1,116,867
Due from related parties	41,903	161,530
Inventory	472,559	652,231
Other current assets	904,444	935,320
Total current assets	5,350,695	6,094,693

Property and equipment, net	7,541,786	10,141,872
Goodwill and other intangible assets	36,683,014	38,404,271
Net assets of discontinued operations	-	1,254,120
Other assets	184,733	349,205

TOTAL ASSETS	$49,760,228	$56,244,161

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,166,062	$13,184,061
Loan payable	3,396,011	4,685,236
Convertible notes payable	8,124,475	3,399,798
Fair value liability for warrants	1,871,889	-
Advances from investors	386,675	3,000,000
Due to related party	303,666	1,572,894
Other current liabilities	1,941,996	931,004
Total current liabilities	27,190,774	26,772,993

Other liabilities	253,812	245,248

Total liabilities	27,444,586	27,018,241

Shareholders' equity:
Common stock - $0.001 par value;
100,000,000 shares authorized;
72,509,102 and 61,523,397 shares
issued and outstanding, respectively	72,509	61,523
Additional paid-in capital	76,989,626	63,964,497
Accumulated deficit	(54,746,493)	(34,800,100)
Total shareholders' equity	22,315,642	29,225,920

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,760,228	$56,244,161

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005

Revenues	$18,998,290	$2,445,796	$9,003,742	$1,439,685

Cost of sales	19,387,178	1,933,103	8,773,597	935,214

Gross profit (loss)	(388,888)	512,693	230,145	504,471

Operating expenses:
Compensation and related expenses	6,958,592	1,548,172	4,000,121	688,758
Commissions and fees paid to third parties	1,336,770	1,173,137	264,545	1,119,812
Professional, legal and consulting expenses	3,273,125	670,955	904,737	361,659
Depreciation and amortization	3,001,680	540,400	1,475,666	492,420
General and administrative expenses	1,549,717	1,463,412	361,628	1,188,205

Loss from continuing operations
before income taxes	(16,508,772)	(4,883,383)	(6,776,552)	(3,346,383)

Other (income) expenses:
Interest expense	3,531,241	82,103	2,026,793	67,825
Financing expenses	1,362,621	-	1,020,012	-
Change in fair value liability for warrants	(2,424,502)	-	(3,705,780)	-

Loss before income taxes and results of
discontinued operations	(18,978,132)	(4,965,486)	(6,117,577)	(3,414,208)

Provision for income taxes	-	-	-	-

Net loss before discontinued operations	(18,978,132)	(4,965,486)	(6,117,577)	(3,414,208)

Loss from discontinued operations,
net of income taxes	(968,261)	(126,016)	(21,782)	(121,896)

Net loss	$(19,946,393)	$(5,091,502)	$(6,139,359)	$(3,536,104)

Basic and diluted loss per share:

Loss before discontinued operations	$(0.28)	$(0.18)	$(0.09)	$(0.11)

Loss from discontinued operations,
net of income taxes	(0.01)	(0.01)	-	(0.01)

Net loss per share	$(0.29)	$(0.19)	$(0.09)	$(0.12)

Weighted average number of shares outstanding	69,018,680	26,940,458	70,418,605	30,012,632

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations:
Net loss before discontinued operations	$(18,978,132)	$(4,965,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,001,680	540,400
Provision for bad debt	27,017	99,047
Common shares issued for services	1,942,779	748,325
Amortization of debt discounts	2,590,024	-
Options and warrants issued for services and compensation	4,392,478	366,738
Provision for warrants liability	(2,424,502)	-
Noncash litigation settlement gain	(397,821)	-
Changes in operating assets and liabilities:
Accounts receivable	(36,936)	(560,850)
Due from related parties	119,627	(158,844)
Inventory	179,672	(186,813)
Other assets	195,348	296,836
Accounts payable and accrued expenses	(122,659)	228,795
Other current liabilities	1,198,986	(798,398)
Net cash used in continuing operating activities	(8,312,439)	(4,390,250)

Discontinued operations:
Loss from discontinued operations	(968,261)	(126,016)
Provision for assets of discontinued operations	-	200,000
Goodwill impairment	839,101	-
Net cash provided by (used in) discontinued operating activities	(129,160)	73,984

Net cash used in operating activities	(8,441,599)	(4,316,266)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing operations:
Purchase of property and equipment	(177,856)	(37,780)
Net cash used in continuing investing activities	(177,856)	(37,780)

Discontinued operations - net assets	31,019	(467,313)

Net cash used in investing activities	(146,837)	(505,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	7,220,919	2,615,339
Repayment of notes payable	(1,280,661)	(569,228)
Repayment of amounts due to related party	(1,269,228)	-
Proceeds from warrant repricing	770,314	-
Proceeds from sales of common stock	2,723,350	2,702,625
Net cash provided by financing activities	8,164,694	4,748,736

Net decrease in cash and cash equivalents	(423,742)	(72,623)

Cash and cash equivalents, beginning of period	3,228,745	1,141,137

Cash and cash equivalents, end of period	$2,805,003	$1,068,514

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

VoIP, Inc. (the "Company") was incorporated on August 3, 1998 under its original name of Millennia Tea Masters under the laws of the State of Texas. In February 2004, the Company exchanged 12,500,000 shares for the common stock of two start-up telecommunication businesses, eGlobalphone, Inc. and VoIP Solutions, Inc. The Company changed its name to VoIP, Inc. in April 2004 and acquired VCG Technologies, Inc. d/b/a DTNet Technologies (“DTNet Technologies”), a hardware supplier, and VoIP Americas, Inc. (“VoIP Americas”), in June and September, respectively, of 2004. The Company decided to exit its former tea business in December 2004 and focus its efforts and resources in the Voice over Internet Protocol (“VoIP”) telecommunications industry. In May 2005 the Company acquired Caerus, Inc. (“Caerus”), a VoIP carrier and service provider. In October 2005 the Company purchased substantially all of the VoIP assets of WQN Inc.'s (“WQN”) business. In April 2006 the Company sold DTNet Technologies to a former officer of the Company.

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

The Company's operations consist of three segments: Telecommunication Services, Hardware Sales and Calling Card Sales.

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005. The accompanying consolidated financial statements for the three and six months ended June 30, 2006 and 2005 are unaudited but, in the opinion of management, include all adjustments (which are of normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

Significant accounting policies are detailed in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

NOTE B - BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: telecommunication services, hardware sales, and calling card sales. The telecommunication services segment terminates wholesale and retail, local and long distance calls. Such termination is either on the Company’s network or through other telecommunication service providers. This segment is also in the early stages of implementing wholesale VoIP services. The hardware sales segment supplies broadband components and VoIP hardware to broadband service providers, although to a much smaller degree now that the Company’s DTNet Technologies subsidiary was sold. The calling card segment sells prepaid telephone calling cards purchased from other carriers through a network of private distributors located primarily in southern California.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. Information follows about operations by business segment, as of and for the three and six months ended June 30, 2006 and 2005. Note that the balance sheet amounts are as of June 30, 2006 and December 31, 2005.

Six Months Ended June 30,
				Corporate
	Telecommunication	Hardware	Calling	and
	Services	Sales	Cards	Eliminations	Consolidated
2006
Revenues	$8,776,545	$191,496	$10,030,249	$-	$18,998,290
Interest expense	608,931	-	-	2,922,310	3,531,241
Depreciation and amortization	2,954,468	2,124	-	45,088	3,001,680
Net income (loss)	(7,224,232)	52,143	(35,695)	(12,738,609)	(19,946,393)
Capital expenditures	177,856	-	-	-	177,856

2005
Revenues	$1,542,112	$903,684	$-	$-	$2,445,796
Interest expense	53,446	-	-	28,657	82,103
Depreciation and amortization	517,595	2,689	-	20,116	540,400
Net income (loss)	(2,415,330)	502,081	-	(3,178,253)	(5,091,502)
Capital expenditures	15,104	917	-	21,759	37,780

Three Months Ended June 30,
				Corporate
	Telecommunication	Hardware	Calling	and
	Services	Sales	Cards	Eliminations	Consolidated
2006
Revenues	$4,143,998	$123,643	$4,736,101	$-	$9,003,742
Interest expense	283,571	-	-	1,743,222	2,026,793
Depreciation and amortization	1,455,503	762	-	19,401	1,475,666
Net income (loss)	(2,777,544)	52,707	(9,102)	(3,405,420)	(6,139,359)
Capital expenditures	67,535	-	-	-	67,535

2005
Revenues	$698,177	$741,508	$-	$-	$1,439,685
Interest expense	53,446	-	-	14,379	67,825
Depreciation and amortization	487,595	1,377	-	3,448	492,420
Net income (loss)	(1,782,609)	495,430	-	(2,248,925)	(3,536,104)
Capital expenditures	5,411	-	-	(5,411)	-

				Corporate
	Telecommunication	Hardware	Calling	and
	Services	Sales	Cards	Eliminations	Consolidated
As of June 30, 2006
Identifiable assets	$9,123,606	$98,292	$1,627,066	$2,528,254	$13,377,218
Goodwill	23,351,473	-	-	-	23,351,473
Other intangible assets, net	13,026,541	-	-	305,000	13,331,541

As of December 31, 2005
Identifiable assets	$11,979,115	$199,703	$1,448,236	$2,797,186	$16,424,240
Goodwill	23,306,341	-	-	-	23,306,341
Other intangible assets, net	14,792,930	-	-	305,000	15,097,930

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

At June 30, 2006, the Company's contractual obligations for debt, leases and capital expenditures totaled approximately $21.3 million. Included in this amount is approximately $3.4 million due on a loan from a lending institution. The Company was not in compliance with certain covenants under the loan agreement for this debt. However, the lender has not declared a default.

See NOTE H for a description of the Company’s convertible notes issued in January and February 2006. As explained below, the subscription agreements for these notes contain provisions that could impact the Company’s future capital raising efforts and its capital structure:

•
As required by the subscription agreements, in February 2006, the Company filed a registration statement (the “Notes Registration Statement”) to register 200% of the shares issuable upon conversion of these notes and all of the shares issuable upon exercise of the warrants issued in connection with the notes. Until the Notes Registration Statement is declared effective by the Securities and Exchange Commission (the “SEC”), the Company is liable for liquidated damages totaling $181,870 through June 30, 2006, and will continue to incur additional liquidated damages of $168,215 per month until the required shares and warrants are registered.

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

•
Since April 2006, the Company has been in violation of certain requirements of these debt facilities. One of the note holders, owed approximately $1.1 million, has declared its notes in default. As such, the full amount of the notes at June 30, 2006 has been classified as current.

The Company will need to continue to raise additional debt or equity capital to provide the funds necessary to restructure or repay its $3.4 million loan, meet its other contractual commitments, and continue its operations. The Company is actively seeking to raise this additional capital but may not be successful in obtaining the imminently-required debt or equity financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with a private placement memorandum dated May 20, 2005, the Company issued 2,430,500 shares of its common stock for $0.80 per share, and warrants to purchase the same number of common shares for $1.60 per share. As required by the subscription agreements, a portion of these shares were registered with the SEC in October 2005, and the remaining portion was included in the Company’s February 2006 registration statement, which is not yet effective. Until this registration statement is declared effective by the SEC, the Company is liable for liquidated damages, requiring the issuance of new common shares at the rate of 1.5% of the unregistered shares per month. At June 30, 2006 this equated to 560,750 shares owing, recognized as a $650,148 current liability on the Company’s balance sheet. Future liquidated damages equate to 135,438 common shares per month until this registration statement is declared effective by the SEC.

The Company’s authorized shares of stock consist of 100,000,000 shares of common stock. As of June 30, 2006, 72,509,102 common shares were issued and outstanding, and approximately 53,000,000 additional shares are contingently issuable upon the exercise of stock options and warrants, or conversion of convertible securities. A proxy statement will be filed in connection with the Company’s annual meeting of shareholders, at which a proposal will be submitted to increase the authorized shares of common stock to 250,000,000 shares. If such proposal is not approved, the Company may be unable to satisfy the contractual obligations it has undertaken to issue future shares of common stock.

NOTE D - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2006	2005
Equipment	$8,726,907	$9,367,737
Furniture & Fixtures	89,212	216,402
Software	700,907	1,667,864
Vehicles	19,831	15,269
Leasehold improvements	105,511	248,952
Total	9,642,368	11,516,224
Less accumulated depreciation	(2,100,582)	(1,374,352)
Total	$7,541,786	$10,141,872

Depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $1,235,291 and $281,141, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), the Company performs an evaluation of the fair values of its operating segments annually, and more frequently if an event occurs or circumstances change that may indicate that that the fair value of a reporting unit is less than its carrying amount. As described in NOTE P, on April 19, 2006, the Company completed the sale of its interest in its subsidiary DTNet Technologies. DTNet Technologies’ operations were the primary component of the Company’s hardware sales business segment, and the Company recorded a goodwill impairment charge of $839,101 in its March 31, 2006 statement of operations to reduce the carrying value of this subsidiary to its estimated fair value. The remaining $198,000 balance of goodwill for this segment was a component of net assets sold.

The Company's balance sheet at June 30, 2006 includes approximately $23.4 million in goodwill and approximately $13.3 million in other intangible assets recorded in connection with the acquisitions. The Company recorded significant additional amounts of goodwill and intangible assets as a result of the acquisition in October 2005 of substantially all of the assets relating to the VoIP business of WQN, and the acquisition in May 2005 of Caerus and its subsidiaries.

In accordance with SFAS 142, management tests the carrying value of goodwill and other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. During the year ended December 31, 2005 the Company recorded an impairment charge to its operating results of approximately $4.2 million relating to goodwill previously recorded for an acquisition. In the six months ended June 30, 2006, we recorded an impairment charge to operating results of $839,101 as a result of selling the interest in its subsidiary, DTNet Technologies in April 2006. These charges reduced the carrying value of the subsidiary to its estimated fair value. The Company may be required to record additional impairment charges for these assets in the future, which could materially adversely affect its financial condition and results of operations. If the traded market price of the Company's common stock continues to decline, or the Company's future revenue does not increase coincident with amounts previously projected and utilized to determine the fair value of our goodwill and other intangible assets, a material goodwill impairment charge in the third quarter of 2006 is likely.

As of June 30, 2006 and December 31, 2005, goodwill and other intangible assets consisted of the following:

		2006	2005
Goodwill, by business segment:
Telecommunication services		$23,351,473	$23,306,341
Hardware sales		-	-
Calling cards		-	-
Corporate and other		-	-
Subtotal		23,351,473	23,306,341

Other intangible assets:
	Useful Life Years)
Technology	4.0	$6,000,000	$6,000,000
Customer relationships	5.0 - 6.0	8,325,000	8,325,000
Trade names	9.0	1,300,000	1,300,000
Non-compete agreement	1.0	500,000	500,000
Other intangible assets	Indefinite	914,000	914,000
Subtotal		17,039,000	17,039,000
Accumulated amortization		(3,707,459)	(1,941,070)
Other intangible assets, net		13,331,541	15,097,930

Total goodwill and other intangible assets		$36,683,014	$38,404,271

The December 31, 2005 goodwill amount excludes $1,037,101 related to the Company’s hardware sales segment, which was reclassified to net assets of discontinued operations.

Amortization expense for the six months ended June 30, 2006 and 2005 amounted to $1,766,389 and $259,259 respectively.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2006 and December 31, 2005, accounts payable and accrued expenses consisted of the following:

	2006	2005
Accounts payable-trade	$8,571,490	$11,034,547
Accrued expenses	2,594,572	2,149,514

Total	$11,166,062	$13,184,061

NOTE G - LOAN PAYABLE

The loan payable of $3,396,011 and $4,685,236 at June 30, 2006 and December 31, 2005, respectively, is owed to a lending institution. This loan bears interest at 12.5%, and is repayable through June 2007 if the loan’s repayment schedule is not accelerated or modified. Additional borrowings under this facility are contingent upon, among other things, the Company raising certain levels of additional equity financing. Interest expensed and paid under this debt facility during the six months ended June 30, 2006, and 2005 was $258,954 and $53,446, respectively.

The loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected, first-priority security interest in all of the Company’s assets, as well as rights to preferred stock warrants. The Company was in violation of certain requirements of this debt facility at June 30, 2006. As a result, the full amount of the loan at June 30, 2006 has been classified as current. To date, the lender has not declared this loan in default.

NOTE H - CONVERTIBLE NOTES AND WARRANTS PAYABLE

At June 30, 2006 and December 31, 2005 convertible notes payable consisted of the following:

	2006	2005
Payable to WQN, Inc.	$3,700,000	$3,700,000
Payable to accredited investors	12,138,023	1,496,804
Subtotal	15,838,023	5,196,804

Less discounts	(7,713,548)	(1,797,006)

Total	$8,124,475	$3,399,798

In July and October 2005, the Company issued and sold $3,085,832 in principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of the Company’s common stock at $0.80 per share. These note holders also received five-year warrants to purchase 3,569,792 shares of the Company’s common stock for prices ranging from $1.37 to $1.65 per share. These notes are secured by a subordinated lien on the Company’s assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $923,702 and $1,496,804 at June 30, 2006 and December 31, 2005, respectively. Half of these notes became payable beginning in October 2005, and the other half beginning in January 2006 (three months following their respective issuances), over two years in cash or, at the option of the Company, in registered common stock at the lesser of $0.80 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”). In May 2006, the Company repriced these warrants to $0.78 per share, at which time these warrants were exercised, resulting in net proceeds to the Company of $2,720,120. The Company then agreed to issue warrants to purchase a like number of shares to the investors, entitling them to purchase such shares for $0.80 for five years. At June 30, 2006, the Company had not made scheduled payments of $142,520 on these notes. In July 2006, the Company was also in violation of the registration requirements contained in the related subscription agreements. The Company will incur related liquidated damages of $13,856 per month until a registration statement related to the shares and warrants is declared effective by the SEC. One of the note holders, owed approximately $1.1 million, has declared its notes in default. As such, the full amount of the notes at June 30, 2006 has been classified as current.

In January and February 2006, the Company issued and sold $11,959,666 principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $9,879,400. These notes were immediately convertible at the option of the note holders into shares of the Company’s common stock at $1.40 per share. These note holders also received five-year warrants to purchase 4,254,297 shares of the Company’s common stock for $1.46 per share, and one-year warrants to purchase 4,254,297 shares for $1.59 per share. In May 2006, the note conversion rate and warrant exercise prices were repriced to $1.00 per share. Approximately $7.6 million of these notes are secured by a subordinated lien on the Company’s assets. The principal balance of these notes was $11,214,321 at June 30, 2006. All these notes bear interest at an effective rate of approximately 20%, and are payable (as amended in May 2006) over two years beginning either July 6, 2006 or August 15, 2006 in cash or, at the option of the Company, in registered common stock at the lesser of $1.00 per share or 85% of the weighted average price of the stock on the OTCBB. Since April 2006, the Company has been in violation of the registration requirements contained in the related subscription agreements. As related liquidated damages, in May 2006, the Company issued 166,366 shares to certain of the investors, has incurred an additional $181,870 through June 30, 2006, and will continue to incur additional liquidated damages of $168,215 per month until the required amount of shares and warrants are registered. At August 15, 2006, the Company had also not made scheduled payments of $21,008 for these notes. One of the note holders, owed approximately $1.1 million, has declared its notes in default. As such, the full amount of the notes at June 30, 2006 has been classified as current.

In October 2005, the Company acquired substantially all of the operating assets and liabilities of WQN, for a total purchase price of $9.8 million. The acquisition was financed in part with the issuance of a convertible note in the principal amount of $3.7 million. A debt discount was established to reflect an effective interest rate of 20%, bringing the original net note payable value to $3,216,000. This note is convertible at the option of WQN into shares of the Company’s common stock at a price of $0.78 per share. This note is payable over 12 months beginning February 2006, and bears nominal interest at 6%. However, the scheduled payments have not been made, and WQN has agreed to subordinate its repayment claim to the convertible note holders described in the two preceding paragraphs. At June 30, 2006 the Company was in violation of certain requirements of this note. While WQN has not declared the note in default, the full amount of the note at June 30, 2006 has been classified as current.

No interest was paid on any of the convertible notes described above during the six months ended June 30, 2006.

The Company had insufficient authorized common shares to satisfy the warrant obligations associated with the convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issues 00-27 and 00-19, the $3,526,077 initial value of these warrants at their issuance dates was recorded as a debt discount and a warrant liability on the Company’s consolidated balance sheet. In addition, $770,314 of the proceeds received from the May 2006 warrant repricing and exercise discussed in the fourth preceding paragraph above were allocated to these warrants, and recorded as a warrant liability on the Company’s balance sheet. The liability has since been marked-to-market, resulting in a $2,424,502 decrease in the liability at June 30, 2006, and a corresponding credit to earnings for the six months ended June 30, 2006.

NOTE I - ADVANCES FROM INVESTORS

Advances from investors of $386,675 at June 30, 2006 represent funds deposited with the Company in anticipation of the issuance of future notes payable. The unsecured advances from investors of $3,000,000 at December 31, 2005 represent funds deposited with the Company in anticipation of the issuance of convertible notes payable, which were issued in January 2006 (see NOTE H).

These advances are not interest bearing, and are unsecured.

NOTE J - ACQUISITIONS

On May 31, 2005, the Company acquired 100% of Caerus and its wholly owned subsidiaries Volo Communications, Inc. (“Volo”), Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for approximately 16,900,000 of the Company's common shares (plus 2,000,000 million escrowed shares).

The goodwill, intangible assets and property recorded for the acquisition of Caerus represent the fair market value of liabilities as of the date of acquisition, plus approximately $18.3 million, which represents the value of the Company's common stock and options issued pursuant to the acquisition.

On October 5, 2005, the Company acquired substantially all of the operating assets and liabilities of WQN, for a total purchase price of $9.8 million. The acquisition was financed with the issuance of $3.7 million of convertible debt ($3.2 million net of discount), 1,250,000 shares of the Company’s common stock, and 5,000,000 warrants to purchase the Company’s common stock at $0.001 per share.

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

Netrake Corporation

The Company and its subsidiaries Caerus and Volo were involved in disputes with Netrake Corporation ("Netrake") arising from an equipment purchase contract under which Volo agreed to purchase approximately $2.0 million of Netrake’s telephonic equipment and software.  Through mediation, these disputes were settled July 27, 2006, primarily requiring Volo to return equipment purchased in connection with the contract and to make an immaterial monetary payment to Netrake. In conjunction with this settlement, the Company recognized a $397,821 gain during the three months ended June 30, 2006, primarily related to the excess of accounts payable over the net book value of the equipment to be returned.

NOTE L - STOCK BASED COMPENSATION

A total of 4,000,000 shares of common stock have been reserved for issuance under the Company's 2004 Employee Stock Option Plan. In addition, on December 7, 2005, the Company’s Board of Directors approved, subject to shareholder approval, the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate may be granted: (1) options to acquire shares of the Company’s common stock; (2) shares of restricted common stock; (3) stock appreciation rights; (4) performance-based awards; (5) “Dividend Equivalents”; and (6) other stock-based awards. The Company is seeking shareholder approval at its 2006 annual meeting of shareholders for the future issuance of options under the 2006 Plan to allow its participants to acquire up to 10,000,000 shares of the Company’s common stock. The activity in these plans, subject to shareholder approval of the 2006 Plan, for the six months ended June 30, 2006 is as follows:

	Number	Exercise Price Range	Weighted Average Exercise Price

Options outstanding at December 31, 2005	3,746,562	$0.85 - $1.56	$1.21
Options returned to the plan due
to employee terminations	(2,113,812)	$0.85 - $1.56	$1.29
Options exercised	(319,650)	$0.85 - $1.56	$1.04
Options granted	3,500,000	$1.00 - $1.56	$1.21
Options outstanding at June 30, 2006	4,813,100	$0.85 - $1.56	$1.19

The Company recorded compensation expense of $4,392,478 and $366,738 for the six months ended June 30, 2006 and 2005, respectively, in connection with options, warrants and stock granted to employees. As of June 30, 2006, approximately $1,219,000 in total compensation cost related to non-vested options remains to be expensed in future periods.

The value of options and warrants was estimated using the Black-Scholes pricing model. The Black-Scholes pricing calculations were made using volatilities at either one-year or three-year, monthly or weekly, trailing measures, as appropriate, and risk-free rates as determined by the nearest maturity Treasury yield as of respective valuation dates.

NOTE M - WARRANTS

Through June 30, 2006 the Company has issued to employees and financial services firms warrants to purchase the Company’s common stock. During the six months ended June 30, 2006 and 2005, the Company issued 3,776,042 and 750,000 shares, respectively, of common stock in exchange for these warrants. As of June 30, 2006 and December 31, 2005, the Company had outstanding 13,621,438 warrants, excluding warrants issued in conjunction with convertible debt issuances referred to in NOTE H, to purchase its common stock at a weighted average exercise price of $1.79 per share.

NOTE N - COMMITMENTS

The Company is obligated under non-cancelable operating leases for its office facilities, and apartments used for business purposes by its employees. Future minimum lease payments under the Company's non-cancelable operating leases as of June 30, 2006 are as follows:

Year ending December 31
2006 (six months)	$202,312
2007	268,556
2008	98,388
2009	43,736

Total	$612,992

Rent expense for these leases for the six months ended June 30, 2006 and 2005 was $159,684 and $83,124, respectively.

NOTE O - RELATED PARTY TRANSACTIONS

As of June 30, 2006 and 2005 the amount due from related parties consisted of an account receivable from WQN, a shareholder of the Company.

In December 2004 the Company issued a $560,000 note payable to a shareholder, bearing interest at 3.75%, with an original maturity date of December 2005. In January 2005 the Company issued another note payable for $1,040,000 to the same shareholder under similar terms. At June 30, 2006 and December 31, 2005, the outstanding balance of these notes was $303,666 and $1,572,894, respectively. The notes are currently due on demand.

Interest paid under these notes was $9,469 and $0 during the six months ended June 30, 2006 and 2005, respectively.

NOTE P - DISCONTINUED OPERATIONS

On April 19, 2006, the Company sold its wholly-owned subsidiary, DTNet Technologies, to the Company’s former Chief Operating Officer (the “Purchaser”), pursuant to a stock purchase agreement. The consideration for the sale consisted primarily of (1) the return for cancellation of warrants to purchase 200,000 shares of the Company’s common stock held by the Purchaser; and (2) the return for cancellation of 200,000 shares of the Company’s common stock held by the Purchaser. Because DTNet Technologies’ operations were the primary component of the Company’s hardware sales business segment, the Company recorded an impairment charge of $839,101 in its statement of operations for the three months ended March 31, 2006. The remaining $198,000 of goodwill for this segment approximated the excess of the sales proceeds received over DTNet Technologies’ carrying value (excluding goodwill) and was written off in conjunction with the sale of DTNet Technologies.

The following summarizes the results of DTNet Technologies’ operations for the six and three months ended June 30, 2006 (through the April 19, 2006 date of sale) and 2005, classified as discontinued operations for all periods presented.
	Six Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005
Revenues	$421,722	$866,446	$54,724	$470,088
Cost of Sales	326,127	671,903	43,391	368,697
Gross Profit	95,595	194,543	11,333	101,391
Compensation and benefits	116,985	186,578	27,958	101,971
Other operating expenses*	946,871	133,981	5,157	121,316
Net loss	$(968,261)	$(126,016)	$(21,782)	$(121,896)

*Includes $839,101 impairment of goodwill recorded in March, 2006.

NOTE Q - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:

	Six Months ended June 30,
	2006	2005

Current benefit	$5,695,083	$479,158
Deferred benefit (expense)	417,579	(75,014)
Subtotal	6,112,662	404,144
Less valuation allowances	(6,112,662)	(404,144)
Net	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Six Months ended June 30,
	2006		2005
Computed at statutory rate	34%		34%
Options and warrants expense	(3%	)	(8%	)
Valuation allowance	(31%	)	(26%	)
Total	-		-

At June 30, 2006 the Company’s net deferred tax assets consisted of the following:

Net operating loss carryforwards	$14,592,781
Excess of goodwill impairment charge over
tax basis amortization	734,694
Excess book over tax amortization of intangible assets	733,280
Subtotal	16,060,755
Less valuation allowances	(16,060,755)
Total	$-

The Company’s net operating loss carryforwards for federal income tax purposes were approximately $42,900,000 as of June 30, 2006. These carryforwards expire in 2018 ($4,200,000), 2019 ($22,000,000), and 2020 ($16,700,000), respectively.

VoIP, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

The following unaudited pro forma condensed combined financial statements are derived from and should be read in conjunction with the historical consolidated financial statements and related notes of the Company, Caerus, and WQN.

On June 1, 2005, the Company and Caerus announced the closing of the merger of Volo, a wholly-owned subsidiary of the Company with and into Caerus, with Caerus as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement'), executed on May 31, 2005.

On October 6, 2005, the Company purchased substantially all of the assets of WQN’s VoIP business. Such assets consist of WQN’s properties and infrastructure for its services platform for both retail and wholesale voice over internet business.

The unaudited pro forma condensed combined statements of operations for the three and six months ended June 30, 2005 assume that the mergers of Caerus, WQN and the Company were consummated at January 1, 2005.

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

VoIP, Inc
Pro Forma Condensed Combined Statement of Operations (Unaudited)
Six Months Ended June 30, 2005

	VoIP, Inc	Caerus, Inc	WQN, Inc	Adjustments	Consolidated

Revenues	$2,445,796	6,639,756	$15,583,367	$-	$24,668,919

Cost of sales	1,933,103	8,477,915	14,931,037	-	25,342,055

Gross profit	512,693	(1,838,159)	652,330	-	(673,136)

Operating expenses	5,396,076	2,718,729	2,769,889	1,695,599	12,580,293

Loss from continuing operations
before income taxes	(4,883,383)	(4,556,888)	(2,117,559)	(1,695,599)	(13,253,429)

Interest expense	82,103	386,838		321,600	790,541

Loss before income taxes and results of
discontinued operations	(4,965,486)	(4,943,726)	(2,117,559)	(2,017,199)	(14,043,970)

Provision for income taxes	-	-	-	-	-

Net loss before discontinued operations	(4,965,486)	(4,943,726)	(2,117,559)	(2,017,199)	(14,043,970)

Loss from discontinued operations,
net of income taxes	(126,016)	-	-	-	(126,016)

Net Loss	$(5,091,502)	$(4,943,726)	$(2,117,559)	$(2,017,199)	$(14,169,986)

Basic and diluted loss per share:

Loss before discontinued operations					$(0.52)

Loss from discontinued operations,
net of income taxes					(0.01)

Net Loss					$(0.53)

Weighted average number of shares outstanding					26,940,458

The accompanying notes are an integral part of this pro forma condensed combined statement of operations.

VoIP, Inc
Pro Forma Condensed Combined Statement of Operations (Unaudited)
Three Months Ended June 30, 2005

	VoIP, Inc	Caerus, Inc	WQN, Inc	Adjustments	Consolidated

Revenues	$1,439,685	1,642,363	$7,975,629	$-	$11,057,677

Cost of sales	935,214	2,120,198	7,605,626	-	10,661,038

Gross profit	504,471	(477,835)	370,003	-	396,639

Operating expenses	3,850,854	1,103,606	1,543,488	703,489	7,201,437

Loss from continuing operations
before income taxes	(3,346,383)	(1,581,441)	(1,173,485)	(703,489)	(6,804,798)

Interest expense	67,825	146,756		160,800	375,381

Loss before income taxes and results of
discontinued operations	(3,414,208)	(1,728,197)	(1,173,485)	(864,289)	(7,180,179)

Provision for income taxes	-	-	-	-	-

Net loss before discontinued operations	(3,414,208)	(1,728,197)	(1,173,485)	(864,289)	(7,180,179)

Loss from discontinued operations,
net of income taxes	(121,896)	-	-	-	(121,896)

Net Loss	$(3,536,104)	$(1,728,197)	$(1,173,485)	$(864,289)	$(7,302,075)

Basic and diluted loss per share:

Loss before discontinued operations					$(0.24)

Loss from discontinued operations,
net of income taxes					-

Net Loss					$(0.24)

Weighted average number of shares outstanding					30,012,632

The accompanying notes are an integral part of this pro forma condensed combined statement of operations.

VoIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED
FINANCIAL STATEMENTS

(1) Basis of Presentation

The historical financial information for the Company, Caerus and WQN for the three and six months ended June 30, 2005 has been derived from each company’s respective historical consolidated financial statements.

(2) VoIP, Inc. and Caerus, Inc. Merger

On June 1, 2005, the Company and Caerus announced the closing of the Merger of Volo with and into Caerus, with Caerus as the surviving corporation. The Merger was completed pursuant to the Merger Agreement through the conversion of all of Caerus’ outstanding capital stock into 16,434,470 shares of common stock, par value $0.001, of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Form 10-Q. Certain statements contained in this Form 10-Q and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy," and “may,” and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our marketing activities, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements; our ability to obtain financing, if required, on terms acceptable to it, if at all; the success of our research and development activities; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in our Form 10-KSB for the year ended December 31, 2005. Except as required by applicable law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Summary

Balance Sheet Data:	June 30, 2006	December 31, 2005

Goodwill and other intangible assets	$36,683,014	$38,404,271
Total assets	49,760,228	56,244,161
Notes and loans payable, current	11,907,161	11,085,034
Total liabilities	27,444,586	27,018,241
Shareholders' equity	22,315,642	29,225,920

	Six Months Ended June 30		Three Months Ended June 30
Statement of Operations Data:	2006	2005	2006	2005

Revenues	$18,998,290	$2,445,796	$9,003,742	$1,439,685
Operating expenses	16,119,884	5,396,076	7,006,697	3,850,854
Loss from continuing operations	(16,508,772)	(4,883,383)	(6,776,552)	(3,346,383)
Loss from discontinued operations	(968,261)	(126,016)	(21,782)	(121,896)
Net loss	(19,946,393)	(5,091,502)	(6,139,359)	(3,536,104)
Net loss per share	(0.29)	(0.19)	(0.09)	(0.12)

Comparability of Results

The comparability of our results of operations is greatly impacted by the acquisition in May 2005 of Caerus and by the purchase in October 2005 of substantially all of the VoIP-related assets and business of WQN. The following table presents our pro forma results of operations for the six and three months ended June 30, 2005, assuming these business combinations had occurred at the beginning of 2005.

	Six Months Ended	Three Months Ended
	June 30, 2005	June 30, 2005
Revenues	$24,668,919	$11,057,677
Cost of sales	25,342,055	10,661,038
Operating expenses	12,580,293	7,201,437
Net loss	(14,169,986)	(7,302,075)
Net loss per share	(0.53)	(0.24)

Revenues

Our consolidated revenues for the six months ended June 30, 2006 and 2005 were $19.0 million and $2.4 million, respectively. Our consolidated net loss was $19.9 million ($0.29 per share) for the six months ended June 30, 2006 as compared to a net loss of $5.1 million ($0.19 per share) for the six months ended June 30, 2005. The increases in our revenues and net loss from the 2005 to 2006 period reflect the inclusion of the results of Caerus and the VoIP business of WQN from the dates of their acquisitions. Revenues for the six months ended June 30, 2006 include approximately $4.0 million and $14.8 million in revenues generated by the acquired Caerus and WQN businesses, respectively. Substantially all of the Caerus revenues for this 2006 period (which represent 21% of our consolidated revenues for this period) were generated by one customer. Our results for this 2006 period include operating losses of $6.7 million generated by Caerus’ operations and $452,807 attributable to the business formerly owned by WQN.

Our consolidated revenues for the three months ended June 30, 2006 and 2005 were $9.0 million and $1.4 million, respectively. Our consolidated net loss was $6.1 million ($0.09 per share) for the three months ended June 30, 2006 as compared to a net loss of $3.5 million ($0.12 per share) for the three months ended June 30, 2005. The increases in our revenues and net loss from the 2005 to 2006 period reflect the inclusion of the results of Caerus and the VoIP business of WQN from the dates of their acquisitions. Revenues for the three months ended June 30, 2006 include approximately $1.9 million and $7.0 million in revenues generated by the acquired Caerus and WQN businesses, respectively. Substantially all of the Caerus revenues for this 2006 period (which represent 21% of our consolidated revenues for this period) were generated by one customer. Our 2006 results include operating losses of $2.6 million generated by Caerus’ operations and $159,385 attributable to the business formerly owned by WQN.

Expenses

Consolidated operating expenses were $16.1 million and $ 5.4 million for the six months ended June 30, 2006 and 2005, respectively. Compensation and related expenses accounted for $5.4 million of the increase from 2005. Professional legal and consulting expenses increased by $2.6 million, due primarily to the litigation discussed in NOTE K to our consolidated financial statements. Depreciation and amortization increased $2.5 million, due primarily to amortization of intangible assets relating to the acquisition of Caerus and WQN assets. Interest expense also increased from $82,103 to $3.5 million, due to our increased level of debt used to finance our operations and the purchase of Caerus and WQN assets. Financing expenses were $1.4 million for the six months ended June 30, 2006 due to capital raising efforts.

Consolidated operating expenses were $7.0 million and $3.9 million for the three months ended June 30, 2006 and 2005, respectively. Compensation and related expenses accounted for $3.3 million of the increase from 2005. Professional legal and consulting expenses increased by approximately $543,000, due primarily to the litigation discussed in note K to our consolidated financial statements. Depreciation and amortization increased $1.0 million, due primarily to amortization of intangible assets relating to the acquisition of Caerus and WQN assets. Commissions and fees paid to third parties decreased by approximately $855,000, because the comparable period of 2005 included expenses related to the Caerus acquisition. General and administrative expenses decreased by approximately $827,000, due primarily to a $397,821 noncash gain related to a litigation settlement discussed in NOTE K to our consolidated financial statements. Interest expense increased from $67,825 to $2.0 million, due to our increased level of debt used to finance our operations, and for the purchase of Caerus and WQN assets. Financing expenses were $1.0 million for the three months ended June 30, 2006, due to our capital raising efforts.

In accordance with SFAS No. 142, we are required to periodically evaluate the carrying value of our goodwill and other intangible assets. During the six months ended June 30, 2006, we recognized impairment expense of $839,101 related to goodwill recorded for our hardware sales business segment, and included in our reported loss from discontinued operations. If in the future the remaining carrying value of our goodwill exceeds its fair market value, we may be required to record an additional impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and financial condition. If the traded market price of our common stock continues to decline, or our future revenue does not increase coincident with amounts previously projected and utilized to determine the fair value of our goodwill and other intangible assets, a material goodwill impairment charge in the third quarter of 2006 is likely.

We did not have sufficient authorized and unissued common shares to satisfy the related warrant obligations associated with convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issues 00-27 and 00-19, the value of these warrants at their issuance dates was recorded as a debt discount and a liability on our consolidated balance sheet. The liability was marked to market at March 31, 2006, resulting in a $1,281,278 increase in the liability and a corresponding charge to earnings for the three months ended March 31, 2006. At June 30, 2006 the mark-to- market adjustment resulted in a credit to operations of $3,705,780 for the three months ended June 30, 2006. Future changes in the market value of these warrants may have a material effect on our operating results.

Discontinued Operations

On April 19, 2006, the Company sold its wholly-owned subsidiary DTNet Technologies to the Company’s former Chief Operating Officer (the “Purchaser”), pursuant to a stock purchase agreement. The consideration for the sale consisted primarily of (1) the return for cancellation of warrants to purchase 200,000 shares of the Company’s common stock held by the Purchaser; and (2) the return for cancellation of 200,000 shares of the Company’s common stock held by the Purchaser. Because DTNet Technologies’ operations were the primary component of the Company’s hardware sales business segment, the Company recorded an impairment charge of $839,101 in its statement of operations for the three months ended June 30, 2006. The remaining $198,000 of goodwill for this segment approximated the excess of the sales proceeds received over DTNet Technologies’ carrying value (excluding goodwill) and was written off in conjunction with the sale of DTNet Technologies.

The following summarizes the results of DTNet Technologies’ operations for the six and three months ended June 30, 2006 (through the April 19, 2006 date of sale) and 2005, classified as discontinued operations for all periods presented.

	Six Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005
Revenues	$421,722	$866,446	$54,724	$470,088
Cost of sales	326,127	671,903	43,391	368,697
Gross profit	95,595	194,543	11,333	101,391
Compensation and benefits	116,985	186,578	27,958	101,971
Other operating expenses*	946,871	133,981	5,157	121,316
Net loss	$(968,261)	$(126,016)	$(21,782)	$(121,896)

*Includes $839,101 impairment of goodwill recorded in March, 2006.

Assets

Total assets at June 30, 2006 were $49.8 million, down from $56.2 million at December 31, 2005. This decrease in assets is due primarily to increased depreciation, amortization and impairment related to the tangible and intangible assets. Goodwill and other intangible assets comprised 74% of our consolidated total assets at June 30, 2006, attributable primarily to the acquisitions of Caerus and WQN assets.

Results by Segment

Comparison of Six Months Ended June 30, 2006 and 2005

Our results by business segment for the six months ended June 30, 2006 and 2005 are as follows:

	Telecommunication	Hardware
	Services	Sales	Calling Cards	Corporate	Consolidated
2006:
Revenues	$8,776,545	$191,496	$10,030,249	$-	$18,998,290
Gross profit (loss)	(640,546)	64,239	187,419	-	(388,888)
Operating expenses	5,974,755	12,096	223,114	9,909,919	16,119,884
Profit (loss) from continuing
operations	(6,615,301)	52,143	(35,695)	(9,909,919)	(16,508,772)
Other expense	608,931	-	-	1,860,429	2,469,360
Loss from discontinued operations	-	-	-	(968,261)	(968,261)
Net income (loss)	$(7,224,232)	$52,143	$(35,695)	$(12,738,609)	$(19,946,393)

2005:
Revenues	$1,542,112	$903,684	$-	$-	$2,445,796
Gross profit (loss)	(31,933)	544,626	-	-	512,693
Operating expenses	2,329,951	42,545	-	3,023,580	5,396,076
Profit (loss) from continuing
operations	(2,361,884)	502,081	-	(3,023,580)	(4,883,383)
Other expense	53,446	-	-	28,657	82,103
Loss from discontinued operations	-	-	-	(126,016)	(126,016)
Net income (loss)	$(2,415,330)	$502,081	$-	$(3,178,253)	$(5,091,502)

Telecommunication Services Segment:

Telecommunication services revenues increased from $1.5 million for the six months ended June 30, 2005 to $8.8 million for the six months ended June 30, 2006. The net loss from this segment also increased from $2.4 million to $7.2 million. These increases are attributable almost entirely to the Caerus and WQN acquisitions.

The negative gross profit for this segment of $640,546 in the first six months of 2006 reflects variable costs paid to third party vendors that exceeded the revenues we charged to terminate the calls of our customers. Positive margins on our network traffic will require us to increase the overall volume of traffic handled by our network by growing our customer base, and lower the average cost per minute we pay for call termination through: (a) negotiating more favorable pricing; (b) expanding our selection of third party vendors; and (c) improving our routing process and technology to ensure we are using the lowest cost route available to us to terminate each call.

Operating expenses in the first six months of 2006 for this segment rose to $6.0 million, and include compensation and benefits expenses of $1.3 million, and depreciation and amortization aggregating $2.5 million. Other expense, consisting primarily of interest expense, increased due to debt assumed with the Caerus acquisition.

Hardware Sales Segment:

Hardware sales revenues decreased from $903,684 in the six months ended June 30, 2005 to $191,496 in the comparable period of 2006. The decrease is attributed to the sale of DTNet Technologies in April 2006, whose revenues for both periods have been included in our reported loss from discontinued operations.

On April 19, 2006, the Company sold its wholly-owned subsidiary, DTNet Technologies. However, because DTNet Technologies’ operations were the primary component of the Company’s hardware sales business segment, the Company recorded an impairment charge of $839,101 in its statement of operations for the three months ended June 30, 2006, which was included in our reported loss from discontinued operations.

Calling Card Sales Segment:

Calling cards revenues are all related to the WQN asset acquisition, which occurred in the fourth quarter of 2005. Revenues from this segment amounted to $10.0 million for the first six months of 2006. Given the wholesale nature of this business segment, its gross margin is inherently small, typically averaging 2%, more or less. This segment had a net loss of $35,695 for the six months ended June 30, 2006.

Comparison of Three Months Ended June 30, 2006 and 2005

Our results by business segment for the three months ended June 30, 2006 and 2005 are as follows:

	Telecommunication	Hardware
	Services	Sales	Calling Cards	Corporate	Consolidated
2006:
Revenues	$4,143,998	$123,643	$4,736,101	$-	$9,003,742
Gross profit (loss)	87,642	55,081	87,422	-	230,145
Operating expenses	2,581,615	2,374	96,524	4,326,184	7,006,697
Profit (loss) from continuing
operations	(2,493,973)	52,707	(9,102)	(4,326,184)	(6,776,552)
Other expense	283,571	-	-	(942,546)	(658,975)
Loss from discontinued operations	-	-	-	(21,782)	(21,782)
Net income (loss)	$(2,777,544)	$52,707	$(9,102)	$(3,405,420)	$(6,139,359)

2005:
Revenues	$698,177	$741,508	$-	$-	$1,439,685
Gross profit (loss)	(9,389)	513,860	-	-	504,471
Operating expenses	1,719,774	18,430	-	2,112,650	3,850,854
Profit (loss) from continuing
operations	(1,729,163)	495,430	-	(2,112,650)	(3,346,383)
Other expense	53,446	-	-	32,777	86,223
Loss from discontinued operations	-	-	-	(121,896)	(121,896)
Net income (loss)	$(1,782,609)	$495,430	$-	$(2,267,323)	$(3,554,502)

Telecommunication Services Segment:

The net loss from our telecommunication services segment grew from $1.8 million in the three months ended June 30, 2005 to $2.8 million in the corresponding 2006 period. Revenue for this segment grew by $3.4 million in the first three months of 2006 to $4.1 million. These increases are attributable almost entirely to the Caerus and WQN acquisitions.

The gross profit for this segment of $87,642 in the three months ended June 30, 2006 reflects the excess of revenues over variable costs paid to third party vendors to terminate the calls of our customers. This is a slight improvement over the comparable 2005 period, and reflects an $815,830 improvement over the negative gross margin of $728,188 from this segment reported in the first three months of 2006.

Operating expense increased to $2.6 million for the three months ended June 30, 2006 from $1.7 million for the comparable period of 2005, largely attributable to the Caerus and WQN acquisitions. Interest expense increased from $53,446 for the three months ended June 30, 2005 to $283,571 for the comparable period in 2006, reflecting debt assumed with the Caerus and WQN acquisitions.

Hardware Sales Segment:

Hardware sales revenues decreased from $741,508 in the three months ended June 30, 2005 to $123,643 in the comparable period of 2006. The decrease is attributed to the sale of DTNet Technologies in April 2006, whose revenues for both periods have been included in our reported loss from discontinued operations.

Calling Card Sales Segment:

Calling card revenues were $4.7 million in the three months ended June 30, 2006, reflecting the acquisition of this segment in October 2005, as a part of the WQN acquisition. Given the wholesale nature of this business segment, its gross margin is inherently small, typically averaging 2%, more or less. This segment’s loss from operations for the three months ended June 30, 2006 was $9,102.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $2.8 million at June 30, 2006. Our consolidated net cash used in operating activities for the six and three months ended June 30, 2006 was $8.4 million and $2.6 million, respectively, due primarily to the losses described above. We funded our operating activities principally through financing activities that generated net proceeds of $8.2 million during the six months ended June 30, 2006.

Since inception of business in 2004 we have never been profitable. We have experienced negative cash flows from operations, and have been dependent on the issuances of debt and common stock in private transactions to fund our operations and capital expenditures. Our independent auditors have added an explanatory paragraph to their opinion on the Company’s consolidated financial statements for the year ended December 31, 2005, based on substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2006, our contractual obligations for debt, leases and capital expenditures totaled approximately $21.3 million. Included in this amount is approximately $3.4 million due on a loan from a lending institution. We are not in compliance with certain covenants under the loan agreement for this debt. However, the lender has not declared a default under this loan agreement.

At June 30, 2006 our negative working capital was $21.8 million.

In July and October 2005, we issued and sold $3,085,832 in principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of our common stock at $0.80 per share. These note holders also received five-year warrants to purchase 3,569,792 shares of our common stock for prices ranging from $1.37 to $1.65 per share. These notes are secured by a subordinated lien on our assets, and the notes bear interest at an effective rate of approximately 20%. The principal amount of these notes was $923,703 and $1,496,804 at June 30, 2006 and December 31, 2005, respectively. Half of these notes became payable beginning in October 2005, and the other half beginning in January 2006 (three months following their respective issuances), over two years in cash or, at our option, in registered common stock at the lesser of $0.80 per share or 85% of the weighted average price of our stock on the OTCBB. In May 2006, we repriced these warrants to $0.78 per share, at which time these warrants were exercised, resulting in net proceeds to us of $2,720,120. We then agreed to issue warrants to purchase a like number of shares to the investors, entitling them to purchase such shares for $0.80 for five years. At June 30, 2006, we had not made scheduled payments of $142,520 on these notes. In July 2006, we became in violation of the registration requirements contained in the related subscription agreements. We are incurring liquidated damages of $13,856 per month until a registration statement related to the shares and warrants is declared effective by the SEC. One of the note holders, owed approximately $1.1 million, has declared its notes in default. As such, the full amount of the notes at June 30, 2006 has been classified as current.

In January and February 2006, we issued and sold $11,959,666 principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $9,879,400 (including advance funds received in December 2005). These notes are immediately convertible at the option of the note holders into shares of our common stock at the conversion rate of $1.00 per share. These note holders also received five-year warrants to purchase 4,537,053 shares of our stock for $1.00 per share, and one-year warrants to purchase 4,537,053 shares for $1.00 per share. Approximately $7.6 million of these notes are secured by a subordinated lien on our assets. All these notes bear interest at an effective rate of approximately 20%, and are payable over two years beginning 90 to 180 days after closing in cash or, at the option of the Company, in registered common stock at the lesser of $1.00 per share or 85% of the weighted average price of the stock on the OTCBB.

The subscription agreements for the January and February 2006 convertible notes contain provisions that could impact our future capital raising efforts and our capital structure:

•
As required by the subscription agreements, in February 2006, we filed a registration statement (the “Notes Registration Statement”) to register 200% of the shares issuable upon conversion of these notes and all of the shares issuable upon exercise of the warrants issued in connection with the notes. Until the Notes Registration Statement is declared effective by the SEC, we are liable for liquidated damages totaling $181,870 through June 30, 2006, and we will continue to incur additional liquidated damages of $168,215 per month until the required shares and warrants are registered.

•
Unless consent is obtained from the note holders, we may not file any new registration statements or amend any existing registrations until the sooner of (i) 60 days following the effective date of the Notes Registration Statement or (ii) all the notes have been converted into shares of our common stock and such shares of common stock and the shares of common stock issuable upon exercise of the warrants have been sold by the note holders.

•
Until the Notes Registration Statement has been effective for 365 days, the note holders must be given the right of first refusal with respect to any proposed sale of our common stock or debt obligations.

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

•
Since April 2006, we have been in violation of certain requirements of these debt facilities. One of the note holders, owed approximately $1.1 million, has declared its notes in default. As such, the full amount of the notes at June 30, 2006 has been classified as current.

Our acquisition of WQN’s VoIP assets was funded in part with the issuance of a convertible note with a principal amount of $3.7 million. This note is convertible at the option of WQN into shares of the Company’s common stock at $0.78 per share. It is also convertible by the Company into shares of preferred stock once our articles of incorporation are amended to authorize preferred stock issuances. This note is payable over 12 months beginning February 2006, and bears nominal interest at 6%. However, scheduled payments have not been made, and WQN has agreed to subordinate its repayment claim to the convertible note holders described above.

We anticipate that we will continue to report net losses and experience negative cash flows from operations. We will need to raise additional debt or equity capital to provide the funds necessary to repay or restructure our $3.4 million loan, meet our other current contractual obligations and continue our operations. We are actively seeking to raise this additional capital. However, we may not be successful in obtaining imminently-required equity or debt financing for our business.

Our authorized shares of stock consist of 100,000,000 shares of common stock. As of June 30, 2006, 72,509,102 common shares were issued and outstanding, and approximately 53,000,000 additional shares are contingently issuable upon the exercise of stock options and warrants, or conversion of convertible securities. A proxy statement will be filed in connection with our annual meeting of shareholders, at which a proposal will be submitted to increase the authorized shares of capital stock to 250,000,000 shares of common stock and 25,000,000 shares of preferred stock. If such proposal is not approved, the Company may be unable to satisfy the contractual obligations it has undertaken to issue future shares of common stock.

Capital Expenditure Commitments

We have outstanding commitments to purchase capital equipment of approximately $427,000 at June 30, 2006. We anticipate financing these purchases with leasing facilities or other financing.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of June 30, 2006:

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years

Convertible notes (principal)	$15,838,023	$15,838,023	$-	$-
Loan payable	3,396,011	3,396,011	-	-
Unsecured advances	386,675	386,675
Due to related parties	303,666	303,666
Other liabilities	316,508	62,696	160,804	93,008
Subtotal	20,240,883	19,987,071	160,804	93,008
Purchase obligaitons	426,750	426,750	-	-
Operating leases	612,992	202,312	366,944	43,736
Total	$21,280,625	$20,616,133	$527,748	$136,744

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

In conjunction with the January and February, 2006 convertible note issuances discussed in NOTE H to our consolidated financial statements, we had insufficient authorized common shares to satisfy the related warrants to purchase 8,508,594 million shares of the Company’s common stock. Therefore, under Emerging Issues Task Force Issue 00-19, the $3,526,077 value of these warrants at their issuance dates, plus $770,314 of the proceeds received from the May 2006 warrant repricing and exercise also discussed in Note H, was classified as a liability on our consolidated balance sheet, and their value was marked-to-market at June 30, 2006, resulting in a $2,424,502 decrease in the liability, and a corresponding credit to earnings for the six months ended June 30, 2006. Until we have sufficient authorized common shares to satisfy these warrant obligations, we will be subject to future noncash mark-to-market exposure to the extent that the estimated market value of these warrants changes in the future, which are in turn primarily dependent on the Company’s common stock market price per share. As a hypothetical example, a $0.50 per share increase or decrease in the market price of the Company’s common stock at June 30, 2006 would have increased or decreased the estimated average market value of these warrants by $0.38 or $0.19 per warrant, respectively, resulting in hypothetical mark-to-market adjustments that would have further increased the Company’s consolidated net loss for the six months ended June 30, 2006 by $3,190,725, or decreased that loss by $1,616,631, respectively.

We are not exposed to significant interest rate or foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

     As required by Rule 13a-15(b) under the Securities Exchange Act, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Accounting Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officers, also conducted an evaluation of our Company’s internal control over financial reporting and identified five significant control deficiencies, which in combination resulted in a material weakness.

     A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of June 30, 2006. The control deficiencies identified by our management and the Certifying Officers, which in combination resulted in a material weakness, were (a)  misstatements in amounts reported for a consolidated subsidiary; (b) insufficient personnel resources with appropriate accounting expertise; and (c) a lack of independent verification of amounts billed to certain customers.

     Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers concluded that our disclosure controls and procedures were ineffective as of June 30, 2006.

     Our management, including the Certifying Officers, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, a design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations and a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Our management, including the Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of June 30, 2006, and have concluded that we had the following control deficiencies as of June 30, 2006 that, when combined, resulted in a material weakness:

(a)
In March 2006, during their review and analysis of 2005 results and financial condition in connection with the preparation of the 2005 financial statements and the 2005 Annual Report on Form 10-KSB, our senior financial management discovered certain overstatements of the revenues, expenses and receivables reported, and understatement of net loss, for our consolidated subsidiary DTNet Technologies. Based upon an assessment of the impact of the adjustments to our financial results arising from this matter, we restated the financial information presented in the Company’s Form 10-KSB for the year ended December 31, 2004. Adjustments to reduce the overstatements of revenues and receivables and the understatement of net loss aggregated $791,200, $651,832, and $462,618, respectively, for the year ended December 31, 2004.

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

(d)
Certain of our subsidiaries need to improve the handling of cash receipts. Our management with the participation of the Certifying Officers determined that the potential magnitude of a misstatement arising due to this deficiency is more than inconsequential to the annual and/or interim financial statements.

(e)
We do not have a formal method of ensuring that timely and complete monthly reconciliations and closing procedures take place. Our management with the participation of the Certifying Officers determined that the potential magnitude of a misstatement arising from this deficiency is more than inconsequential to the annual and/or interim financial statements.

Management has concluded that the above deficiencies when combined have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of our interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officers concluded that we did not maintain effective internal control over financial reporting as of June 30, 2006 based on the criteria in the Internal Control - Integrated Framework.

Remediation Steps to Address Control Deficiencies

     The Company is in the process of addressing the identified material weakness by remediating the control deficiencies in the Company’s internal control over financial reporting which comprise this material weakness as follows:

(a)
In March 2006, our Board of Directors (the “Board”) retained counsel to conduct a thorough investigation of the accounting misstatements of our DTNet Technologies subsidiary. Such counsel, in turn, retained an independent forensic accounting firm to assist its investigation. Based on this investigation our board of directors and management have concluded that these intentional overstatements of revenues, expenses and receivables were limited to the unauthorized actions of two individuals. One of these individuals was employed at corporate headquarters and the other was employed at DTNet Technologies’ headquarters. The individual employed at corporate headquarters resigned shortly after the initiation of the investigation, and we terminated the employment of the other individual immediately following the receipt of the preliminary findings of the investigation in early April 2006. We changed the individual responsible for the day-to-day management of DTNet Technologies, relocated its accounting to our corporate offices and increased our analysis of this subsidiary’s transactions. In April 2006, we sold this subsidiary to our former Chief Operating Officer.

(b)
We continue to seek to improve our in-house accounting resources. During the fourth quarter of 2005 we hired a new Chief Financial Officer with significant accounting and public company experience. During the first and second quarters of 2006 we did not hire any new accounting personnel. However, we significantly supplemented our internal accounting resources during these six months by using independent accounting and financial consulting firms. We expect to continue to use such third parties until such time as we are able to hire sufficient in-house accounting expertise. In April 2006 we promoted the former Finance Director of one of our recently acquired subsidiaries to the position of Corporate Controller. This individual has significant financial experience (including five years with the audit department of the accounting firm of KPMG Peat Marwick), has served as the CFO and/or controller of various companies (including a public registrant), and is a Certified Public Accountant. In May 2006, our Chief Financial Officer resigned, and the Corporate Controller was promoted to Chief Accounting Officer.

(c)
We are in the process of designing a revenue assurance process for the billing of our wholesale telecommunications customers to provide independent recalculation and verification of amounts billed. We anticipate implementing this methodology by the end of 2006.

(d)	We have made recent improvements to our cash handling procedures, and expect to complete improvements as resources permit, targeting the end of the third quarter of 2006.

(e)	We anticipate implementing a formal method of ensuring timely and complete monthly reconciliations and closing procedures by the end of the fourth quarter of 2006.

As a non-accelerated filer, we plan to complete our assessment of the effectiveness of, and improvements to, the Company’s internal control over financial reporting pursuant to Sarbanes-Oxley Section 404 in 2007.

Changes in Control Over Financial Reporting

     There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. See NOTE K to the Company’s consolidated financial statements for a discussion of litigation between Volo (a wholly-owned subsidiary of Caerus) and MCI WorldCom.

Item 1.A  RISK FACTORS

In addition to the risk factors set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we are subject to the risks described below.  If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially and adversely affected. The risk factors below contain forward-looking statements regarding our company. Actual results could differ materially from those set forth in the forward-looking statements.

Because we are not in compliance with the terms of our loan agreement, our payment obligations may be accelerated.

We are not in compliance with certain covenants of the agreement for our loan from a lending institution (which amounted to approximately $3.4 million at June 30, 2006). Our lender has not declared a default under the loan agreement. We presently are current with the principal and interest payments on this loan but we will need to raise additional debt or equity capital to repay or restructure this loan. Although the lender has not yet done so, the lender could elect, among other things, to accelerate our indebtedness under the credit facility, or to take possession of, sell, lease, or otherwise dispose of any of the assets of the Company. In the event that the lender declares the amounts borrowed under the credit facility immediately due and payable or seeks to foreclose on any of our assets, it would likely have a material adverse affect on our financial position and our results of operations. If we experience delays in raising capital or are unable to raise a sufficient amount of capital, we could be required to seek modifications to the terms of the loan agreement or another source of financing to continue operations.

We are in default under the notes issued in July and October 2005 and in January and February of 2006 and the note holders may accelerate the amounts due at any time.

The provisions of the convertible notes issued in July and October 2005 and in January and February 2006 provide that the failure to pay principal and interest timely and the failure to register the securities underlying the notes within the required time limit are events of default under the notes. We have not made scheduled payments of $142,520 under the 2005 notes and have not made scheduled payments of $21,008 under the 2006 notes. One of the note holders, owed approximately $1.1 million, has declared its notes in default but has not yet taken any other action. As such, the amounts due under the notes could be accelerated and immediately due and payable, which could adversely affect our ability to meet all of our financial obligations.

Because we failed to meet our obligations to file the registration statements required under the various subscription agreements related to our 2005 and 2006 note, warrant and common stock financings timely, we are accruing liquidated damages for breach of contract until such time as the registration statements are filed and go effective.

Pursuant to the subscription agreements under which certain investors purchased notes and warrants in July and October 2005 and in January and February 2006, we agreed to register the securities purchased for resale by those investors under the Securities Act of 1933, as amended, within a specified time. We agreed to file a registration statement covering the securities sold in 2005 no later than August 5, 2005, and to use our best efforts to cause that registration statement to become effective in certain events but no later than 75 days after the filing date. We were to file a registration statement covering the notes and warrants issued in January 2006 no later than February 6, 2006 (to be effective no later than 105 days after the issuance of the notes and the warrants) and file a registration statement covering the notes and warrants issued in February 2006 no later than February 13, 2006 (to be effective no later than April 21, 2006). Because we failed to comply with the requirement to have effective registration statements covering the notes and warrants within the applicable time limits, we have incurred liquidated damages in an aggregate of $454,977 and will continue to incur liquidated damages amounting to $182,071 per month until there are effective registration statements covering the notes and warrants. Because we are incurring substantial liquidated damages on a monthly basis, our failure to comply with the terms of the notes and warrants could continue to have an adverse effect on our financial position and our results of operations.

In connection with a private placement memorandum dated May 20, 2005, we issued 2,430,500 shares of common stock for $0.80 per share, and warrants to purchase the same number of common shares for $1.60 per share. As required by the subscription agreements, a portion of these shares were registered with the SEC in October 2005, and the remaining portion was included in the Company’s February 2006 registration statement, which is not yet effective. Until this registration statement is declared effective by the SEC, we are liable for liquidated damages, requiring the issuance of new common shares at the rate of 1.5% of the unregistered shares per month. At June 30, 2006 this equated to 560,750 shares owing, recognized as a $650,148 current liability on the Company’s balance sheet. Future liquidated damages equate to 135,438 common shares per month until this registration statement is declared effective by the SEC.

Our substantial debt could adversely affect our financial position, operations and ability to grow.

As of June 30, 2006, our total liabilities were approximately $27.4 million, most of which are classified as current. Our substantial indebtedness could have adverse consequences in the future. For example, it could:

•  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce amounts available for working capital, capital expenditures, research and development and other general corporate purposes;

•  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•  increase our vulnerability to general adverse economic and industry conditions;

•  place us at a disadvantage compared to our competitors that may have less debt than we do;

•  make it more difficult for us to obtain additional financing that may be necessary in connection with our business;

•  make it more difficult for us to implement our business and growth strategies; and

•  cause us to have to pay higher interest rates on future borrowings.

We expect to need additional capital to continue our operations.

Our operations currently require significant amounts of cash. We intend to continue to enhance and expand our network in order to maintain our competitive position and meet the increasing demands for service quality, capacity and competitive pricing. Also, our pursuit of new customers and the introduction of new products and/or services will require significant marketing and promotional expenses that we often incur before we begin to receive the related revenue. Our operations have consumed, rather than generated, cash. Our working capital and capital expenditure requirements have been met by sales of debt and equity securities. We will need to raise additional capital to continue our operations. We may not be able to raise additional capital. If we are able to raise additional capital through the issuance of additional equity or debt, our current investors could experience dilution. We need to raise additional debt or equity capital imminently to provide the funds necessary to repay or restructure our debt and continue operations.  If unsuccessful, or if the note holders declare the Company’s notes in default, we may not be able to continue operations.

We have experienced significant changes in our top management.

On May 19, 2006 the Company underwent a reorganization of its executive management.  In connection with the restructuring, Mr. Gary Post was appointed President, Chief Executive Officer and Chairman, replacing Mr. B. Michael Adler as Chief Executive Officer and Chairman and Mr. Hal Bibee as President.  Mr. Robert V. Staats was appointed as Chief Accounting Officer, and Mr. David Sasnett resigned as Chief Financial Officer. Mr. David Ahn was appointed the new Vice President - Corporate Planning.  Although the board of directors believes the management changes are in the best interests of the Company and that the new management will have a positive impact on the Company, significant personnel changes may have the effect of disrupting the day to day operations of the Company until such time as the new management is integrated and fully informed with respect to the business and operations of the Company.

We may incur goodwill and intangible asset impairment charges.

Our balance sheet at June 30, 2006 includes approximately $23.4 million in goodwill and approximately $13.3 million in other intangible assets recorded in connection with our acquisitions. We recorded significant additional amounts of goodwill and intangible assets as a result of our acquisition in October 2005 of substantially all of the assets relating to the VoIP business of WQN, and our acquisition in May 2005 of Caerus and its subsidiaries.

In accordance with SFAS 142, we test the carrying value of our goodwill and our other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. During the year ended December 31, 2005 we recorded an impairment charge to our operating results of approximately $4.2 million relating to goodwill previously recorded for an acquisition. In the six months ended June 30, 2006, we recorded an impairment charge to operating results of $839,101 as a result of selling our interest in our subsidiary, DTNet Technologies, in April 2006. These charges reduced the carrying value of the subsidiary to its estimated fair value. We may be required to record additional impairment charges for these assets in the future, which could materially adversely affect our financial condition and results of operations. If the traded market price of our common stock continues to decline, or our future revenue does not increase coincident with amounts previously projected and utilized to determine the fair value of our goodwill and other intangible assets, a material goodwill impairment charge in the third quarter of 2006 is likely.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2006, the Company entered into a Modification and Amendment Agreement with its principal lenders to modify certain provisions of the notes issued in January and February 2006 in the aggregate principal amount of $8,318,284. Such changes, among other things, extended the first repayment date to August 15, 2006, amended the minimum price for payment of the outstanding notes in shares of common stock from $1.00 to $0.80, amend the conversion price of the notes from $1.318 to $1.00, and permitted the payment of liquidated damages of $166,366 for failing to have the resale registration statement declared effective by the required date to be made in shares of common stock at $1.00 per share. The investors agreed to exercise warrants to purchase 3,569,792 shares of common stock for an amended warrant exercise price of $0.78, resulting in the receipt by the Company of approximately $2.8 million. We then agreed to issue warrants to purchase a like number of shares to the investors, entitling them to purchase such shares for $0.80 per share for five years.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As discussed in NOTE H to the Company’s consolidated financial statements, we have been in violation of certain requirements of our convertible notes with principal balances totaling approximately $12.1 million at June 30, 2006. One of the note holders, owed approximately $1.1 million, has declared its notes in default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.   EXHIBITS

(a) Exhibits

No. Description

31.1  Certification by Chief Executive Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification by Chief Accounting Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification by Chief Executive Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification by Chief Accounting Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q for the period ended June 30, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP, INC.

Date: August 16, 2006	/s/ Robert V. Staats
Robert V. Staats
Chief Accounting Officer