Form 10KSB/A
period 2005-12-31
VOIP INC
filed 2006-10-27
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________to____________

Commission file number 000-28985

VOIP, INC.
(Name of small business issuer in its charter)

Texas (State or other jurisdiction of incorporation or organization) 151 South Wymore Rd, Suite 3000 Altamonte Springs, Florida (Address of principal executive offices)	75-2785941 (I.R.S. Employer Identification No.) 32714 (Zip Code)
Issuer's telephone number, including area code: (407) 389-3232

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

Explanatory Note

VoIP, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “2005 10-KSB”), which was originally filed on April 17, 2006 and first amended on June 6, 2006. This Amendment No. 2 is being filed to include in the 2005 10-KSB the re-audited financial statements of WQN, Inc., which was acquired by the Company on October 5, 2005.

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

As more fully discussed in Note 20 to the financial statements, the Company sold substantially all of its operating assets and liabilities to an unrelated third-party.

/s/ Berkovits, Lago and Company, LLP

Fort Lauderdale, Florida
October 16, 2006

WQN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,942,280	$17,931,820
Investment in partnership	2,944,243	—
Accounts receivable, net of allowances of $25,000 in 2004 and 2003	689,885	553,251
Notes receivable	2,408,679	—
Prepaid expenses and other current assets	806,068	557,577
Total current assets	16,791,155	19,042,648

Property and equipment, net	597,522	1,039,783
Note receivable	204,167	—
Other assets, net	972,794	101,192
Total assets	$18,565,638	$20,183,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,630,088	$1,108,152
Accrued expenses	457,459	471,746
Deferred revenue	444,988	254,121
Promissory note	300,000	—
Total current liabilities	2,832,535	1,834,019

Promissory note	—	300,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—10,000,000; none issued and outstanding	—	—
Common stock, par value $.01 per share:
Authorized shares—50,000,000; issued and outstanding shares — 6,830,062 at December 31, 2004 and — 6,386,199 at December 31, 2003	68,301	63,862
Additional capital	43,180,859	41,994,594
Accumulated deficit	(27,516,057)	(24,008,852)
Total stockholders’ equity	15,733,103	18,049,604
Total liabilities and stockholders’ equity	$18,565,638	$20,183,623

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003
Retail telephony revenue	$9,036,354	$9,152,320
Wholesale telephony revenue and other	6,227,452	206,572
Total revenue	15,263,806	9,358,892
Cost of revenue	13,536,886	7,008,908
Gross profit	1,726,920	2,349,984
Operating expenses:
Selling, general and administrative	3,901,045	4,517,784
Merger expenses	1,311,945	—
Depreciation and amortization	796,426	921,900
Total operating expenses	6,009,416	5,439,684
Operating loss	(4,282,496)	(3,089,700)
Interest income, net	287,709	202,187
Loss from partnership investment	(55,757)	—
Loss from continuing operations	(4,050,544)	(2,887,513)
Income (loss) from discontinued operations	543,339	(457,879)
Net loss	$(3,507,205)	$(3,345,392)
Income (loss) per share - basic and diluted:
Continuing operations	$(0.61)	$(0.45)
Discontinued operations	0.08	(0.07)
Income (loss) per share	$(0.53)	$(0.52)
Weighted-average common shares outstanding - basic and diluted	6,642,005	6,386,199

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2002	6,386,199	$63,862	$41,994,594	$(20,663,460)	$21,394,996
Net loss	—	—	—	(3,345,392)	(3,345,392)
Balance at December 31, 2003	6,386,199	$63,862	$41,994,594	$(24,008,852)	$18,049,604
Issuance of warrants	—	—	76,000	—	76,000
Exercise of stock options	443,863	4,439	1,110,265	—	1,114,704
Net loss	—	—	—	(3,507,205)	(3,507,205)
Balance at December 31, 2004	6,830,062	$68,301	$43,180,859	$(27,516,057)	$15,733,103

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003
Operating Activities
Net loss	$(3,507,205)	$(3,345,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of operations	(777,114)	—
Depreciation and amortization	796,426	921,900
Loss on disposition of property and equipment, net	76,522	18,541
Loss in investment in partnership	55,757	—
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable and notes receivable	(227,585)	4,243
Accounts payable and accrued expenses	283,649	237,297
Deferred revenue	190,867	15,185
Other assets	(1,122,886)	(235,772)
Net cash used in operating activities of continuing operations	(4,231,569)	(2,383,998)

Investing Activities
Additions to property and equipment	(436,423)	(405,389)
Proceeds from the sale of subsidiary net of disposed cash	417,915	—
Payments received on note from the sale of subsidiary	145,833	—
Loan to Ntera Holdings, Inc.	(2,000,000)	—
Purchase of partnership interest	(3,000,000)	—
Net cash used in investing activities	(4,872,675)	(405,389)

Financing Activities
Proceeds from exercise of stock options	1,114,704	—
Net cash provided by financing activities	1,114,704	—
Decrease in cash and cash equivalents	(7,989,540)	(2,789,387)
Cash and cash equivalents at beginning of year	17,931,820	20,721,207
Cash and cash equivalents at end of year	$9,942,280	$17,931,820
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,538	$4,692
Non-cash note receivable from sale of subsidiary	$700,000	$—

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

Our business currently includes the provision of enhanced Internet-based and other telephony services under various brand names to individual consumers primarily seeking to make international calls; the provision of enhanced Internet-based and other telephony services to resellers, corporations and service providers under their brand names and carrier transmission services whereby we sell our excess capacity to other long-distance carriers. We also distribute telephony services including prepaid long- distance and prepaid wireless through a network of over 90 private distributors. Through this network we estimate that our products are sold through over 10,000 retail outlets of which more than 5,000 retail outlets are located in Southern California. We began selling our proprietary VoIP products through this distribution channel in 2005.

As of December 31, 2004, Eagle Venture Capital, LLC (“Eagle Venture”) owned approximately 2.6 million, or 38%, of our outstanding shares of common stock. Eagle Venture is primarily owned by B. Michael Adler, our founder and Chief Executive Officer.

In November 2004, we changed our name to WQN, Inc. from WorldQuest Networks, Inc. (see Note 18).

On October 5, 2005, the Company sold substantially all of its operating assets and liabilities to an unrelated third-party (see Note 20).

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

Investment in Partnership

The Company’s investment in partnership is accounted for on the equity basis of accounting. Gains and losses are included in income (loss) from partnership investment. The Company can receive a distribution on its partner capital account by giving the partnership 60 days written notice.

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

	Year ended December 31,
	2004	2003
Net loss as reported	$(3,507,205)	$(3,345,392)
Pro forma stock-based employee compensation expense	(202,499)	(170,863)
Pro forma net loss	$(3,709,704)	$(3,516,255)

Net loss per share:
As reported - basic and diluted	(0.53)	(0.52)
Pro forma - basic and diluted	$(0.56)	$(0.55)

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

At December 31, 2004, one customer accounted for 19% of total accounts receivable and no receivables from credit card processing companies accounted for more than 10% of total accounts receivable. At December 31, 2003, three credit card processing companies accounted for 35%, 13%, and 10% of total accounts receivable. At December 31, 2004 and 2003, accounts receivable are stated net of an allowance for doubtful accounts of $25,000. Bad debt expense for the years ended December 31, 2004 and 2003 was $189,000 and $83,000, respectively. For the year ended December 31, 2004, the Company purchased data communication and telecommunication services from three suppliers, which accounted for 18%, 13% and 11% of cost of goods sold for telecommunication services. For the year ended December 31, 2003, the Company purchased data communication and telecommunication services from three suppliers, which accounted for 35%, 18%, and 11% of cost of goods sold for telecommunication services.

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

	Year ended December 31,
	2004	2003
Revenue	$340,027	$556,462
Cost of revenue	(134,969)	(200,880)
Gross profit	205,058	355,582
Operating Expenses	(438,833)	(813,461)
Net loss	(233,775)	(457,879)
Gain on disposal	777,114	—
Income (loss) from discontinued operations	$543,339	$(457,879)

The components of assets and liabilities of discontinued operations are as follows:

	2004	2003
Cash and cash equivalents	$—	$514,635
Accounts receivable	—	409,717
Prepaid expenses and other current assets	—	71,988
Property and equipment, net	—	236,308
Accounts payable and accrued expenses	—	(210,658)
	$—	$1,021,990

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

6.  Distribution and Marketing Agreement

In September 2004, we entered into a distribution and marketing agreement with a privately held company. As a result of the agreement, the Company’s products will be sold in more than 5,000 retail outlets in the Southern California market. We sell telephony and other products to a network of distributors who then re-sell the product to the retail outlets. The revenues generated through this agreement are included in wholesale telephony revenues. In connection with the agreement, we paid the private company $50,000 and issued a warrant to purchase 40,000 shares of our common stock for a total consideration of approximately $126,000 as valued with the Black-Scholes pricing model which is included in other assets and is being amortized over the three year term of the agreement. The warrants exercise price is $.01.

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

11.  Accrued Expenses

Accrued expenses consist of the following as of December 31:

	2004	2003
Accrued franchise, property and sales taxes	$44,471	$130,608
Accrued payroll expenses	67,467	62,115
ValuCom payable	300,000	—
Other accrued expenses	45,521	279,023
	$457,459	$471,746

12.  Debt

Long-term debt consists of the following as of December 31:

	2004	2003
Promissory note	$300,000	$300,000
Less current portion	(300,000)	—
Long term debt net of current portion	$—	$300,000

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

17.  Commitments

 The Company has operating leases relating principally to office facilities, which expire in 2006 and have future minimum lease commitments under operating leases with remaining non-cancelable lease terms in excess of one year at December 31, 2004: 2005 — $112,500; 2006 - $75,000. Rental expense under operating leases was approximately $113,000 and $138,000 for the years ended December 31, 2004 and 2003, respectively. Subsequent to the sale of its assets and liabilities to an unrelated third-party (see Note 20), the Company partially leases space to the acquirer for $5,000 per month. Such lease expired August 31, 2006.

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

20.     Subsequent Events

On October 5, 2005, the Company sold substantially all of its operating assets and liabilities to VoIP, Inc. Proceeds from the sale consisted of a $3.7 million note payable which is convertible into VoIP, Inc. common stock, 1,300,000 shares of VoIP, Inc.’s common stock, and 5,000,000 warrants to purchase VoIP, Inc's common stock at $0.001 per share which were exercised in January 2006.

On July 3, 2006, the Company’s securities were delisted from The Nasdaq National Market ("Nasdaq") Listing Qualifications Panel (the “Panel”). This action was a result of the Panel determining that the Company had not met the requirement that it be current in its required reporting obligations under Nasdaq Rule 430(c)(14), principally because of the Company's failure to file its Form 10-QSB for the quarter ended March 31, 2006 and because Nasdaq determined that the Company is a "public shell," which, in Nasdaq's determination, could be detrimental to the interests of the investing public under Nasdaq Rule 4300.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Company has duly caused this Amendment No. 2 to its Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Altamonte Springs, State of Florida, on October 27, 2006.

VOIP, INC.

By:	/s/ Robert Staats
Robert Staats
Chief Accounting Officer