Form 10-Q/A
period 2006-06-30
VOIP INC
filed 2006-11-03
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q/A

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

Explanatory Note

VoIP, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (the "June 30, 2006 10-Q"), which was originally filed on August 16, 2006. This Amendment No. 1 is being filed to restate the Company's financial statements for the three and six months ended June 30, 2006, which understated other income and warrant liabilities, and overstated net loss and additional paid-in capital.

On May 22, 2006, we repriced a portion of our outstanding warrants to $0.78 per share, triggering contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $0.78 per share.  The effect was to increase the number of our fully diluted shares of common stock to approximately 129 million, relative to our authorized 100 million common shares.  Our total warrants then outstanding were approximately 28 million.  Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”) states that in this instance, asset or liability classification of the warrants is required (as opposed to permanent equity classification).  Our June 30, 2006 10-Q as originally filed only reflected this asset or liability accounting treatment to our warrants issued in January and February 2006.  However, as a result of the May 2006 warrant repricing, we should have given this treatment to all of our outstanding warrants. We are therefore restating our consolidated financial statements for the three and six months ended June 30, 2006. Adjustments to (i) increase the fair value warrant liability; (ii) decrease additional paid-in capital; and (iii) increase other income and decrease net loss aggregated $4,323,999, $5,271,659, and $947,660, respectively, for the six months ended June 30, 2006.

This Amendment No. 1 revises (i) Part I, Item 1. Financial Information to provide the restated financial statements and notes thereto for the three and six months ended June 30, 2006; (ii) Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the restated results of operations for this same period; (iii) Part I, Item 3. Qualitative and Quantitative Disclosures About Market Risk to reflect the restated warrant liabilities and related price sensitivities; (iv) Part I, Item 4. Controls and Procedures to report management's assessment of the Company's disclosure controls as of the date of the filing of this Amendment; and (v) the certifications required under Rules 13a-15 and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") so that they be dated as of a current date as required by Rule 12b-15 of the Exchange Act.

This Amendment No. 1 does not reflect events occurring after the original filing of the Company's June 30, 2006 10-Q, and does not update or modify the disclosures therein in any way other than as required to reflect the amendment described above.

VoIP, Inc.

Form 10-Q for the Quarter Ended June 30, 2006

Table of Contents

		Page
Part I - Financial Information

Item 1	Financial Statements	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Qualitative and Quantitative Disclosures About Market Risk	29

Item 4	Controls and Procedures	29

Part II - Other Information

Item 6	Exhibits	32

Signatures		33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VoIP, Inc.
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$2,805,003	$3,228,745
Accounts receivable, net of allowance of
$78,116 and $177,489 respectively	1,126,786	1,116,867
Due from related parties	41,903	161,530
Inventory	472,559	652,231
Other current assets	904,444	935,320
Total current assets	5,350,695	6,094,693

Property and equipment, net	7,541,786	10,141,872
Goodwill and other intangible assets	36,683,014	38,404,271
Net assets of discontinued operations	-	1,254,120
Other assets	184,733	349,205

TOTAL ASSETS	$49,760,228	$56,244,161

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,166,062	$13,184,061
Loan payable	3,396,011	4,685,236
Convertible notes payable	8,124,475	3,399,798
Fair value liability for warrants	6,195,888	-
Advances from investors	386,675	3,000,000
Due to related party	303,666	1,572,894
Other current liabilities	1,941,996	931,004
Total current liabilities	31,514,773	26,772,993

Other liabilities	253,812	245,248

Total liabilities	31,768,585	27,018,241

Shareholders' equity:
Common stock - $0.001 par value;
100,000,000 shares authorized;
72,509,102 and 61,523,397 shares
issued and outstanding, respectively	72,509	61,523
Additional paid-in capital	71,717,967	63,964,497
Accumulated deficit	(53,798,833)	(34,800,100)
Total shareholders' equity	17,991,643	29,225,920

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,760,228	$56,244,161

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005
	(Restated)		(Restated)

Revenues	$18,998,290	$2,445,796	$9,003,742	$1,439,685

Cost of sales	19,387,178	1,933,103	8,773,597	935,214

Gross profit (loss)	(388,888)	512,693	230,145	504,471

Operating expenses:
Compensation and related expenses	6,958,592	1,548,172	4,000,121	688,758
Commissions and fees paid to third parties	1,336,770	1,173,137	264,545	1,119,812
Professional, legal and consulting expenses	3,273,125	670,955	904,737	361,659
Depreciation and amortization	3,001,680	540,400	1,475,666	492,420
General and administrative expenses	1,549,717	1,463,412	361,628	1,188,205

Loss from continuing operations
before income taxes	(16,508,772)	(4,883,383)	(6,776,552)	(3,346,383)

Other (income) expenses:
Interest expense	3,531,241	82,103	2,026,793	67,825
Financing expenses	1,362,621	-	1,020,012	-
Change in fair value liability for warrants	(3,372,162)	-	(4,653,440)	-

Loss before income taxes and results of
discontinued operations	(18,030,472)	(4,965,486)	(5,169,917)	(3,414,208)

Provision for income taxes	-	-	-	-

Net loss before discontinued operations	(18,030,472)	(4,965,486)	(5,169,917)	(3,414,208)

Loss from discontinued operations,
net of income taxes	(968,261)	(126,016)	(21,782)	(121,896)

Net loss	$(18,998,733)	$(5,091,502)	$(5,191,699)	$(3,536,104)

Basic and diluted loss per share:

Loss before discontinued operations	$(0.26)	$(0.18)	$(0.07)	$(0.11)

Loss from discontinued operations,
net of income taxes	(0.02)	(0.01)	-	(0.01)

Net loss per share	$(0.28)	$(0.19)	$(0.07)	$(0.12)

Weighted average number of shares outstanding	69,018,680	26,940,458	70,418,605	30,012,632

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations:
Net loss before discontinued operations	$(18,030,472)	$(4,965,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,001,680	540,400
Provision for bad debt	27,017	99,047
Common shares issued for services	1,942,779	748,325
Amortization of debt discounts	2,590,024	-
Options and warrants issued for services and compensation	4,392,478	366,738
Provision for warrants liability	(3,372,162)	-
Noncash litigation settlement gain	(397,821)	-
Changes in operating assets and liabilities:
Accounts receivable	(36,936)	(560,850)
Due from related parties	119,627	(158,844)
Inventory	179,672	(186,813)
Other assets	195,348	296,836
Accounts payable and accrued expenses	(122,659)	228,795
Other current liabilities	1,198,986	(798,398)
Net cash used in continuing operating activities	(8,312,439)	(4,390,250)

Discontinued operations:
Loss from discontinued operations	(968,261)	(126,016)
Provision for assets of discontinued operations	-	200,000
Goodwill impairment	839,101	-
Net cash provided by (used in) discontinued operating activities	(129,160)	73,984

Net cash used in operating activities	(8,441,599)	(4,316,266)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing operations:
Purchase of property and equipment	(177,856)	(37,780)
Net cash used in continuing investing activities	(177,856)	(37,780)

Discontinued operations - net assets	31,019	(467,313)

Net cash used in investing activities	(146,837)	(505,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	7,220,919	2,615,339
Repayment of notes payable	(1,280,661)	(569,228)
Repayment of amounts due to related party	(1,269,228)	-
Proceeds from warrant repricing	770,314	-
Proceeds from sales of common stock	2,723,350	2,702,625
Net cash provided by financing activities	8,164,694	4,748,736

Net decrease in cash and cash equivalents	(423,742)	(72,623)

Cash and cash equivalents, beginning of period	3,228,745	1,141,137

Cash and cash equivalents, end of period	$2,805,003	$1,068,514

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

NOTE B - RESTATEMENT OF FINANCIAL STATEMENTS

On October 31, 2006, the Company concluded that its consolidated financial statements for the three and six months ended June 30, 2006 understated other income and warrant liabilities, and overstated net loss and additional paid-in capital. On May 22, 2006, the Company repriced a portion of its outstanding warrants to $0.78 per share, triggering contractual “favored nations” price ratchets on a number of its existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $0.78 per share.  The effect was to increase the number of the Company’s fully diluted shares of common stock to approximately 129 million, relative to its authorized 100 million common shares.  The Company’s total warrants then outstanding were approximately 28 million.  Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”) states that in this instance, asset or liability classification of the warrants is required (as opposed to permanent equity classification).  The Company’s original June 30, 2006 consolidated financial statements only reflected this asset or liability accounting treatment to its warrants issued in January and February 2006.  However, as a result of the May 2006 warrant repricing, the Company should have given this treatment to all of its outstanding warrants. The Company therefore restated its consolidated financial statements for the three and six months ended June 30, 2006. Adjustments to (i) increase the fair value warrant liability; (ii) decrease additional paid-in capital; and (iii) increase other income and decrease net loss aggregated $4,323,999, $5,271,659, and $947,660, respectively, for the six months ended June 30, 2006.

The following tables set forth the impact of this restatement on certain amounts previously reported in our consolidated financial statements as of and for the three and six months ended June 30, 2006.

Statement of Operations Data	Six Months Ended		Three Months Ended
	June 30, 2006		June 30, 2006
	Previously		Previously
	Reported	Restated	Reported	Restated
Change in fair value liability for warrants	$(2,424,502)	$(3,372,162)	$(3,705,780)	$(4,653,440)
Net loss	(19,946,393)	(18,998,733)	(6,139,359)	(5,191,699)
Net loss per common share	(0.29)	(0.28)	(0.09)	(0.07)

Balance Sheet Data	As of June 30, 2006
	Previously
	Reported	Restated
Fair value liability for warrants	$1,871,889	$6,195,888
Additional paid-in capital	76,989,626	71,717,967
Accumulated deficit	(54,746,493)	(53,798,833)

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

Six Months Ended June 30,
				Corporate
	Telecommunication	Hardware	Calling	and
	Services	Sales	Cards	Eliminations	Consolidated
2006
Revenues	$8,776,545	$191,496	$10,030,249	$-	$18,998,290
Interest expense	608,931	-	-	2,922,310	3,531,241
Depreciation and amortization	2,954,468	2,124	-	45,088	3,001,680
Net income (loss)	(7,224,232)	52,143	(35,695)	(11,790,949)	(18,998,733)
Capital expenditures	177,856	-	-	-	177,856

2005
Revenues	$1,542,112	$903,684	$-	$-	$2,445,796
Interest expense	53,446	-	-	28,657	82,103
Depreciation and amortization	517,595	2,689	-	20,116	540,400
Net income (loss)	(2,415,330)	502,081	-	(3,178,253)	(5,091,502)
Capital expenditures	15,104	917	-	21,759	37,780

Three Months Ended June 30,
				Corporate
	Telecommunication	Hardware	Calling	and
	Services	Sales	Cards	Eliminations	Consolidated
2006
Revenues	$4,143,998	$123,643	$4,736,101	$-	$9,003,742
Interest expense	283,571	-	-	1,743,222	2,026,793
Depreciation and amortization	1,455,503	762	-	19,401	1,475,666
Net income (loss)	(2,777,544)	52,707	(9,102)	(2,457,760)	(5,191,699)
Capital expenditures	67,535	-	-	-	67,535

2005
Revenues	$698,177	$741,508	$-	$-	$1,439,685
Interest expense	53,446	-	-	14,379	67,825
Depreciation and amortization	487,595	1,377	-	3,448	492,420
Net income (loss)	(1,782,609)	495,430	-	(2,248,925)	(3,536,104)
Capital expenditures	5,411	-	-	(5,411)	-

				Corporate
	Telecommunication	Hardware	Calling	and
	Services	Sales	Cards	Eliminations	Consolidated
As of June 30, 2006
Identifiable assets	$9,123,606	$98,292	$1,627,066	$2,528,254	$13,377,218
Goodwill	23,351,473	-	-	-	23,351,473
Other intangible assets, net	13,026,541	-	-	305,000	13,331,541

As of December 31, 2005
Identifiable assets	$11,979,115	$199,703	$1,448,236	$2,797,186	$16,424,240
Goodwill	23,306,341	-	-	-	23,306,341
Other intangible assets, net	14,792,930	-	-	305,000	15,097,930

NOTE D - LIQUIDITY AND CAPITAL RESOURCES

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

See NOTE I for a description of the Company’s convertible notes issued in January and February 2006. As explained below, the subscription agreements for these notes contain provisions that could impact the Company’s future capital raising efforts and its capital structure:

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

The Company’s authorized shares of stock consist of 100,000,000 shares of common stock. As of June 30, 2006, 72,509,102 common shares were issued and outstanding, and approximately 57,000,000 additional shares are contingently issuable upon the exercise of stock options and warrants, or conversion of convertible securities. A proxy statement will be filed in connection with the Company’s annual meeting of shareholders, at which a proposal will be submitted to increase the authorized shares of common stock to 250,000,000 shares. If such proposal is not approved, the Company may be unable to satisfy the contractual obligations it has undertaken to issue future shares of common stock.

NOTE E - PROPERTY AND EQUIPMENT, NET

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

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

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

NOTE G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2006 and December 31, 2005, accounts payable and accrued expenses consisted of the following:

	2006	2005
Accounts payable-trade	$8,571,490	$11,034,547
Accrued expenses	2,594,572	2,149,514

Total	$11,166,062	$13,184,061

NOTE H - LOAN PAYABLE

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

NOTE I - CONVERTIBLE NOTES AND WARRANTS PAYABLE

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

NOTE J - ADVANCES FROM INVESTORS

Advances from investors of $386,675 at June 30, 2006 represent funds deposited with the Company in anticipation of the issuance of future notes payable. The unsecured advances from investors of $3,000,000 at December 31, 2005 represent funds deposited with the Company in anticipation of the issuance of convertible notes payable, which were issued in January 2006 (see NOTE I).

These advances are not interest bearing, and are unsecured.

NOTE K - ACQUISITIONS

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

NOTE L - LITIGATION

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

NOTE N - WARRANTS

Through June 30, 2006 the Company has issued to employees and financial services firms warrants to purchase the Company’s common stock. During the six months ended June 30, 2006 and 2005, the Company issued 3,776,042 and 750,000 shares, respectively, of common stock in exchange for these warrants. As of June 30, 2006 and December 31, 2005, the Company had outstanding 13,621,438 warrants, excluding warrants issued in conjunction with convertible debt issuances referred to in NOTE I, to purchase its common stock at a weighted average exercise price of $1.79 per share.

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

NOTE P - RELATED PARTY TRANSACTIONS

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

NOTE Q - DISCONTINUED OPERATIONS

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

NOTE R - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:

	Six Months ended June 30,
	2006	2005

Current benefit	$5,695,083	$479,158
Deferred benefit (expense)	417,579	(75,014)
Subtotal	6,112,662	404,144
Less valuation allowances	(6,112,662)	(404,144)
Net	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Six Months ended June 30,
	2006		2005
Computed at statutory rate	34%		34%
Options and warrants expense	(2%	)	(8%	)
Valuation allowance	(32%	)	(26%	)
Total	-		-

At June 30, 2006 the Company’s net deferred tax assets consisted of the following:

Net operating loss carryforwards	$14,592,781
Excess of goodwill impairment charge over
tax basis amortization	734,694
Excess book over tax amortization of intangible assets	733,280
Subtotal	16,060,755
Less valuation allowances	(16,060,755)
Total	$-

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

Restatement of Financial Statements

On October 31, 2006, we concluded that our consolidated financial statements for the three and six months ended June 30, 2006 understated other income and warrant liabilities, and overstated net loss and additional paid-in capital. On May 22, 2006, we  repriced a portion of our outstanding warrants to $0.78 per share, triggering contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $0.78 per share.  The effect was to increase the number of our fully diluted shares of common stock to approximately 129 million, relative to our authorized 100 million common shares.  Our total warrants then outstanding were approximately 28 million.  Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”) states that in this instance, asset or liability classification of the warrants is required (as opposed to permanent equity classification).  Our original June 30, 2006 consolidated financial statements only reflected this asset or liability accounting treatment for our warrants issued in January and February 2006.  However, as a result of the May 2006 warrant repricing, we should have given this treatment to all of our outstanding warrants. We therefore restated our consolidated financial statements for the three and six months ended June 30, 2006. Adjustments to (i) increase the fair value warrant liability; (ii) decrease additional paid-in capital; and (iii) increase other income and decrease net loss aggregated $4,323,999, $5,271,659, and $947,660, respectively, for the six months ended June 30, 2006.

The following tables set forth the impact of this restatement on certain amounts previously reported in our consolidated financial statements as of and for the three and six months ended June 30, 2006.

Statement of Operations Data	Six Months Ended		Three Months Ended
	June 30, 2006		June 30, 2006
	Previously		Previously
	Reported	Restated	Reported	Restated
Change in fair value liability for warrants	$(2,424,502)	$(3,372,162)	$(3,705,780)	$(4,653,440)
Net loss	(19,946,393)	(18,998,733)	(6,139,359)	(5,191,699)
Net loss per common share	(0.29)	(0.28)	(0.09)	(0.07)

Balance Sheet Data	As of June 30, 2006
	Previously
	Reported	Restated
Fair value liability for warrants	$1,871,889	$6,195,888
Additional paid-in capital	76,989,626	71,717,967
Accumulated deficit	(54,746,493)	(53,798,833)

Financial Summary

Balance Sheet Data:	June 30, 2006	December 31, 2005
	(Restated)
Goodwill and other intangible assets	$36,683,014	$38,404,271
Total assets	49,760,228	56,244,161
Notes and loans payable, current	11,907,161	11,085,034
Total liabilities	31,768,585	27,018,241
Shareholders' equity	17,991,643	29,225,920

	Six Months Ended June 30		Three Months Ended June 30
Statement of Operations Data:	2006	2005	2006	2005
	(Restated)		(Restated)
Revenues	$18,998,290	$2,445,796	$9,003,742	$1,439,685
Operating expenses	16,119,884	5,396,076	7,006,697	3,850,854
Loss from continuing operations	(16,508,772)	(4,883,383)	(6,776,552)	(3,346,383)
Loss from discontinued operations	(968,261)	(126,016)	(21,782)	(121,896)
Net loss	(18,998,733)	(5,091,502)	(5,191,699)	(3,536,104)
Net loss per share	(0.28)	(0.19)	(0.07)	(0.12)

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

Expenses

Consolidated operating expenses were $16.1 million and $ 5.4 million for the six months ended June 30, 2006 and 2005, respectively. Compensation and related expenses accounted for $5.4 million of the increase from 2005. Professional legal and consulting expenses increased by $2.6 million, due primarily to the litigation discussed in NOTE L to our consolidated financial statements. Depreciation and amortization increased $2.5 million, due primarily to amortization of intangible assets relating to the acquisition of Caerus and WQN assets. Interest expense also increased from $82,103 to $3.5 million, due to our increased level of debt used to finance our operations and the purchase of Caerus and WQN assets. Financing expenses were $1.4 million for the six months ended June 30, 2006 due to capital raising efforts.

Consolidated operating expenses were $7.0 million and $3.9 million for the three months ended June 30, 2006 and 2005, respectively. Compensation and related expenses accounted for $3.3 million of the increase from 2005. Professional legal and consulting expenses increased by approximately $543,000, due primarily to the litigation discussed in Note L to our consolidated financial statements. Depreciation and amortization increased $1.0 million, due primarily to amortization of intangible assets relating to the acquisition of Caerus and WQN assets. Commissions and fees paid to third parties decreased by approximately $855,000, because the comparable period of 2005 included expenses related to the Caerus acquisition. General and administrative expenses decreased by approximately $827,000, due primarily to a $397,821 noncash gain related to a litigation settlement discussed in NOTE K to our consolidated financial statements. Interest expense increased from $67,825 to $2.0 million, due to our increased level of debt used to finance our operations, and for the purchase of Caerus and WQN assets. Financing expenses were $1.0 million for the three months ended June 30, 2006, due to our capital raising efforts.

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

We did not have sufficient authorized and unissued common shares to satisfy the related warrant obligations associated with convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issues 00-19 (“EITF 00-19”), the value of the January and February 2006 warrants at their issuance dates was recorded as a debt discount and a liability on our consolidated balance sheet. This liability was marked to market at March 31, 2006, resulting in a $1,281,278 increase in the liability and a corresponding charge to earnings for the three months ended March 31, 2006. In May 2006, we repriced a portion of our outstanding warrants to $0.78 per share, triggering contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, bringing their effective conversion and exercise prices down to $0.78 per share.  The effect of this was to increase the number of our fully diluted shares of common stock to approximately 129 million, relative to our currently-authorized 100 million common shares.  At that time then, in accordance with EITF 00-19, we reclassified all of our remaining outstanding warrants from additional paid-in capital to warrant liability on our consolidate balance sheet. At June 30, 2006 this liability was again marked to market, resulting in a credit to operations of $4,653,440 for the three months ended June 30, 2006. Future changes in the market value of these warrants may have a material effect on our operating results.

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

Results by Segment

Comparison of Six Months Ended June 30, 2006 and 2005

Our results by business segment for the six months ended June 30, 2006 and 2005 are as follows:

	Telecommunication	Hardware	Calling
	Services	Sales	Cards	Corporate	Consolidated
2006:
Revenues	$8,776,545	$191,496	$10,030,249	$-	$18,998,290
Gross profit (loss)	(640,546)	64,239	187,419	-	(388,888)
Operating expenses	5,974,755	12,096	223,114	9,909,919	16,119,884
Profit (loss) from continuing
operations	(6,615,301)	52,143	(35,695)	(9,909,919)	(16,508,772)
Other expense	608,931	-	-	912,769	1,521,700
Loss from discontinued operations	-	-	-	(968,261)	(968,261)
Net income (loss)	$(7,224,232)	$52,143	$(35,695)	$(11,790,949)	$(18,998,733)

2005:
Revenues	$1,542,112	$903,684	$-	$-	$2,445,796
Gross profit (loss)	(31,933)	544,626	-	-	512,693
Operating expenses	2,329,951	42,545	-	3,023,580	5,396,076
Profit (loss) from continuing
operations	(2,361,884)	502,081	-	(3,023,580)	(4,883,383)
Other expense	53,446	-	-	28,657	82,103
Loss from discontinued operations	-	-	-	(126,016)	(126,016)
Net income (loss)	$(2,415,330)	$502,081	$-	$(3,178,253)	$(5,091,502)

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

Comparison of Three Months Ended June 30, 2006 and 2005

Our results by business segment for the three months ended June 30, 2006 and 2005 are as follows:

	Telecommunication	Hardware	Calling
	Services	Sales	Cards	Corporate	Consolidated
2006:
Revenues	$4,143,998	$123,643	$4,736,101	$-	$9,003,742
Gross profit (loss)	87,642	55,081	87,422	-	230,145
Operating expenses	2,581,615	2,374	96,524	4,326,184	7,006,697
Profit (loss) from continuing
operations	(2,493,973)	52,707	(9,102)	(4,326,184)	(6,776,552)
Other expense	283,571	-	-	(1,890,206)	(1,606,635)
Loss from discontinued operations	-	-	-	(21,782)	(21,782)
Net income (loss)	$(2,777,544)	$52,707	$(9,102)	$(2,457,760)	$(5,191,699)

2005:
Revenues	$698,177	$741,508	$-	$-	$1,439,685
Gross profit (loss)	(9,389)	513,860	-	-	504,471
Operating expenses	1,719,774	18,430	-	2,112,650	3,850,854
Profit (loss) from continuing
operations	(1,729,163)	495,430	-	(2,112,650)	(3,346,383)
Other expense	53,446	-	-	32,777	86,223
Loss from discontinued operations	-	-	-	(121,896)	(121,896)
Net income (loss)	$(1,782,609)	$495,430	$-	$(2,267,323)	$(3,554,502)

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

Our authorized shares of stock consist of 100,000,000 shares of common stock. As of June 30, 2006, 72,509,102 common shares were issued and outstanding, and approximately 57,000,000 additional shares are contingently issuable upon the exercise of stock options and warrants, or conversion of convertible securities. A proxy statement will be filed in connection with our annual meeting of shareholders, at which a proposal will be submitted to increase the authorized shares of capital stock to 250,000,000 shares of common stock and 25,000,000 shares of preferred stock. If such proposal is not approved, the Company may be unable to satisfy the contractual obligations it has undertaken to issue future shares of common stock.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have sufficient authorized and unissued common shares to satisfy the related warrant obligations associated with convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issues 00-19 (“EITF 00-19”), the value of the January and February 2006 warrants at their issuance dates was recorded as a debt discount and a liability on our consolidated balance sheet. This liability was marked to market at March 31, 2006, resulting in a $1,281,278 increase in the liability and a corresponding charge to earnings for the three months ended March 31, 2006. In May 2006, we repriced a portion of our outstanding warrants to $0.78 per share, triggering contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, bringing their effective conversion and exercise prices down to $0.78 per share.  The effect of this was to increase the number of our fully diluted shares of common stock to approximately 129 million, relative to our currently-authorized 100 million common shares.  At that time then, in accordance with EITF 00-19, we reclassified all of our remaining outstanding warrants from additional paid-in capital to warrant liability on our consolidated balance sheet. At June 30, 2006 this liability was again marked to market, resulted in a credit to operations of $4,653,440 for the three months ended June 30, 2006. Until we have sufficient authorized common shares to satisfy these warrant obligations, we will be subject to future noncash mark-to-market exposure to the extent that the estimated market value of these warrants changes in the future, which are in turn primarily dependent on the Company’s common stock market price per share. As a hypothetical example, a $0.50 per share increase or decrease in the market price of the Company’s common stock at June 30, 2006 would have increased or decreased the estimated average market value of these warrants by $0.36 or $0.21 per warrant, respectively, resulting in hypothetical mark-to-market adjustments that would have further increased the Company’s consolidated net loss for the six months ended June 30, 2006 by $7,919,697, or decreased that loss by $4,781,712, respectively.

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

(b)
On October 31, 2006, we concluded that our consolidated financial statements for the three and six months ended June 30, 2006 understated other income and warrant liablities, and overstated net loss and additional paid- in capital, related to the accounting for our warrants under EITF 00-19. We therefore restated our consolidated financial statements for these periods. Adjustments to (i) increase the fair value warrant liability; (ii) decrease additional paid-in capital; and (iii) increase other income and decrease net loss aggregated $4,323,999, $5,271,659, and $947,660, respectively, for the six months ended June 30, 2006.

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

(f)
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

(b)
We have recently completed a comprehensive debt, equity, warrant and option tracking system, which includes identification of all related covenants and requirements including interrelated contractual debt conversion and warrant repricing impacts.

(c)
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

(d)
We are in the process of designing a revenue assurance process for the billing of our wholesale telecommunications customers to provide independent recalculation and verification of amounts billed. We anticipate implementing this methodology by the end of 2006.

(e)	We have made recent improvements to our cash handling procedures, and expect to complete improvements as resources permit, targeting the end of the third quarter of 2006.

(f)	We anticipate implementing a formal method of ensuring timely and complete monthly reconciliations and closing procedures by the end of the fourth quarter of 2006.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q/A for the period ended June 30, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP, INC.

Date: November 3, 2006	/s/ Robert V. Staats
Robert V. Staats
Chief Accounting Officer