Form 10-Q
period 2006-09-30
VOIP INC
filed 2006-11-17
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 8, 2006: 96,478,252.

VoIP, Inc.

Form 10-Q for the Quarter Ended September 30, 2006

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VoIP, Inc.
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$550,749	$3,228,745
Accounts receivable, net of allowance of
$680,369 and $177,489 respectively	201,093	1,116,867
Due from related parties	18,744	161,530
Inventory	4,230	652,231
Prepaid expenses and deposits	1,062,891	935,320
Total current assets	1,837,707	6,094,693

Property and equipment, net	7,090,973	10,141,872
Goodwill and other intangible assets	35,894,985	38,404,271
Net assets of discontinued operations	-	1,254,120
Other assets	151,258	349,205

TOTAL ASSETS	$44,974,923	$56,244,161

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,101,168	$11,034,547
Accrued expenses	4,447,747	2,149,514
Loan payable	2,793,377	4,685,236
Convertible notes payable	9,785,395	3,399,798
Fair value liability for warrants	3,389,597	-
Nonregistration penalties and other stock-based payables	6,384,788	-
Notes and advances from investors	887,800	3,000,000
Due to related party	305,212	1,572,894
Other current liabilities	570,130	931,004
Total current liabilities	36,665,214	26,772,993

Other liabilities	236,974	245,248

Total liabilities	36,902,188	27,018,241

Shareholders' equity:
Common stock - $0.001 par value;
100,000,000 shares authorized;
72,509,102 and 61,523,397 shares
issued and outstanding, respectively	72,509	61,523
Additional paid-in capital	74,111,766	63,964,497
Accumulated deficit	(66,111,540)	(34,800,100)
Total shareholders' equity	8,072,735	29,225,920

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$44,974,923	$56,244,161

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005

Revenues	$25,220,303	$4,337,717	$6,222,013	$1,891,921

Cost of sales	25,084,182	4,637,369	5,697,004	2,704,266

Gross profit (loss)	136,121	(299,652)	525,009	(812,345)

Operating expenses:
Compensation and related expenses	12,373,041	4,097,985	5,414,449	2,549,813
Commissions and fees paid to third parties	1,338,074	2,439,804	1,304	1,266,667
Professional, legal and consulting expenses	5,050,565	1,173,639	1,777,440	502,684
Depreciation and amortization	4,202,483	1,821,214	1,200,803	1,280,814
General and administrative expenses	2,251,429	3,764,695	701,712	2,272,626

Loss from continuing operations
before income taxes	(25,079,471)	(13,596,989)	(8,570,699)	(8,684,949)

Other (income) expenses:
Interest expense	5,462,639	226,542	1,931,398	173,096
Financing expenses	5,500,839	-	4,138,218	-
Impairment loss for contract cancellation	1,043,683	-	1,043,683	-
Gain on sale of fixed assets	-	(206,184)	-	(206,184)
Change in fair value liability for warrant	(6,743,453)	-	(3,371,291)	-

Loss before income taxes and results of
discontinued operations	(30,343,179)	(13,617,347)	(12,312,707)	(8,651,861)

Provision for income taxes	-	-	-	-

Net loss before discontinued operations	(30,343,179)	(13,617,347)	(12,312,707)	(8,651,861)

Loss from discontinued operations,
net of income taxes	(968,261)	(216,156)	-	(90,140)

Net loss	$(31,311,440)	$(13,833,503)	$(12,312,707)	$(8,742,001)

Basic and diluted loss per share:

Loss before discontinued operations	$(0.43)	$(0.38)	$(0.17)	$(0.17)
Loss from discontinued operations,
net of income taxes	(0.02)	(0.01)	-	(0.01)

Net loss per share	$(0.45)	$(0.39)	$(0.17)	$(0.18)

Weighted average number of shares outstanding	70,195,307	35,918,087	72,509,102	49,665,036

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations:
Net loss before discontinued operations	$(30,343,179)	$(13,617,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,202,483	1,821,214
Provision for bad debt	161,686	113,816
Common shares issued for services	2,427,779	5,364,394
Options and warrants issued for services and compensation	7,955,725	-
Amortization of debt discounts	4,114,269	-
Provision for warrants liability	(6,743,453)	-
Impairment loss for contract cancellation	1,043,683	-
Noncash litigation settlement gain	(397,821)	-
Changes in operating assets and liabilities:
Accounts receivable	193,762	(454,610)
Due from related parties	142,786	-
Inventory	164,643	(68,714)
Other assets	70,377	271,908
Accounts payable and accrued expenses	1,256,121	(952,582)
Nonregistration penalties and other stock-based payables	5,242,782	-
Other current liabilities	(360,874)	(1,073,607)
Net cash used in continuing operating activities	(10,869,231)	(8,595,528)
Discontinued operations:
Loss from discontinued operations	(968,261)	(216,156)
Provision for assets of discontinued operations	-	168,837
Goodwill impairment	839,101	-
Net cash used in discontinued operating activities	(129,160)	(47,319)
Net cash used in operating activities	(10,998,391)	(8,642,847)
CASH FLOWS FROM INVESTING ACTIVITIES
Continuing operations:
Purchase of property and equipment	(135,743)	(164,221)
Net cash used in continuing investing activities	(135,743)	(164,221)
Discontinued operations - net assets	31,019	(573,364)
Net cash used in investing activities	(104,724)	(737,585)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	8,108,719	3,730,339
Repayment of notes payable	(1,900,134)	(522,797)
Repayment of amounts due to related party	(1,267,682)	-
Proceeds from warrant repricing	770,314	-
Proceeds from sales of common stock	2,713,902	8,074,763
Net proceeds under capital leases	-	195,863
Net cash provided by financing activities	8,425,119	11,478,168
Net increase (decrease) in cash and cash equivalents	(2,677,996)	2,097,736

Cash and cash equivalents, beginning of period	3,228,745	1,141,137
Cash and cash equivalents, end of period	$550,749	$3,238,873

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

VoIP, Inc. (the "Company") was incorporated on August 3, 1998 under its original name of Millennia Tea Masters under the laws of the State of Texas. In February 2004, the Company exchanged 12,500,000 shares for the common stock of two start-up telecommunication businesses, eGlobalphone, Inc. and VoIP Solutions, Inc. The Company changed its name to VoIP, Inc. in April 2004 and acquired VCG Technologies, Inc. d/b/a DTNet Technologies (“DTNet Technologies”), a hardware supplier, and VoIP Americas, Inc. (“VoIP Americas”), in June and September, respectively, of 2004. The Company decided to exit its former tea business in December 2004 and focus its efforts and resources in the Voice over Internet Protocol (“VoIP”) telecommunications industry. In May 2005 the Company acquired Caerus, Inc. (“Caerus”), a VoIP carrier and service provider. In October 2005 the Company purchased substantially all of the VoIP assets of WQN Inc.'s (“WQN”) business. In April 2006 the Company sold DTNet Technologies to a former officer of the Company. In October 2006 the Company terminated its Marketing and Distribution Agreement with Phone House, Inc., a wholesale prepaid telephone calling card business acquired in its WQN acquisition.

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

The Company's operations consist of three segments: Telecommunication Services, Hardware Sales and Calling Card Sales.

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005. The accompanying consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

Significant accounting policies are detailed in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

NOTE B - BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: telecommunication services, hardware sales, and calling card sales. The telecommunication services segment terminates wholesale and retail, local and long distance calls. Such termination is either on the Company’s network or through other telecommunication service providers. This segment is also in the early stages of implementing wholesale VoIP services. The hardware sales segment supplies broadband components and VoIP hardware to broadband service providers, although to a much smaller degree now that the Company’s DTNet Technologies subsidiary was sold. The calling card segment sells prepaid telephone calling cards purchased from other carriers through a network of private distributors located primarily in southern California (since discontinued - see Note R Subsequent Events.)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. Information follows about operations by business segment, as of and for the three and nine months ended September 30, 2006 and 2005. Note that the balance sheet amounts are as of September 30, 2006 and December 31, 2005.

Nine Months Ended September 30,
				Corporate
	Telecommunication	Hardware	Calling	and
	Services	Sales	Cards	Eliminations	Consolidated
2006
Revenues	$11,439,506	$199,496	$13,581,301	$-	$25,220,303
Interest expense	772,127	-	-	4,690,512	5,462,639
Depreciation and amortization	4,118,985	2,378	-	81,120	4,202,483
Net income (loss)	(10,093,278)	59,890	(1,101,593)	(20,176,459)	(31,311,440)
Capital expenditures	135,743	-	-	-	135,743

2005
Revenues	$3,654,034	$683,683	$-	$-	$4,337,717
Interest expense	226,542	-	-	-	226,542
Depreciation and amortization	1,767,953	4,066	-	49,195	1,821,214
Net income (loss)	(5,865,129)	70,742	-	(8,039,116)	(13,833,503)
Capital expenditures	160,897	83	-	3,241	164,221

Three Months Ended September 30,
				Corporate
	Telecommunication	Hardware	Calling	and
	Services	Sales	Cards	Eliminations	Consolidated
2006
Revenues	$2,662,961	$8,000	$3,551,052	$-	$6,222,013
Interest expense	163,196	-	-	1,768,202	1,931,398
Depreciation and amortization	1,164,517	254	-	36,032	1,200,803
Net income (loss)	(2,869,046)	7,747	(1,065,898)	(8,385,510)	(12,312,707)
Capital expenditures	(42,113)	-	-	-	(42,113)

2005
Revenues	$2,111,922	$(220,001)	$-	$-	$1,891,921
Interest expense	173,096	-	-	(28,657)	144,439
Depreciation and amortization	1,250,358	1,377	-	29,079	1,280,814
Net income (loss)	(3,449,799)	(431,339)	-	(4,860,863)	(8,742,001)
Capital expenditures	145,793	(834)	-	(18,518)	126,441

				Corporate
	Telecommunication	Hardware	Calling	and
	Services	Sales	Cards	Eliminations	Consolidated
As of September 30, 2006
Identifiable assets	$8,269,008	$-	$174,591	$636,339	$9,079,938
Goodwill	23,351,473	-	-	-	23,351,473
Other intangible assets, net	12,238,512	-	-	305,000	12,543,512

As of December 31, 2005
Identifiable assets	$11,979,115	$199,703	$1,448,236	$2,958,716	$16,585,770
Goodwill	23,306,341	-	-	-	23,306,341
Other intangible assets, net	14,792,930	-	-	305,000	15,097,930

The December 31, 2005 goodwill amount excludes $1,037,101 related to the Company's hardware sales segment, which was reclassified to net assets of discontinued operations.

NOTE C - LIQUIDITY AND CAPITAL RESOURCES

This Note C should be reviewed in conjunction with Notes F, G, H, I and R to the Company’s consolidated financial statements.

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

At September 30, 2006, the Company's contractual obligations for debt, leases and capital expenditures totaled approximately $29.1 million. Included in this amount is approximately $2.8 million due on a loan from a lending institution. The Company was not in compliance with certain covenants under the loan agreement for this debt. However, the lender has not declared this loan in default.

See Notes G and R for a description of the Company’s convertible notes issued in July and October 2005 (“2005 Notes”), January and February 2006 (“Early 2006 Notes”), and October 2006 (“Late 2006 Notes”). As explained below and in Notes G and R, the subscription agreements for these notes contain provisions that could impact the Company’s future capital raising efforts and its capital structure:

•
The Company is required to file registration statements to register amounts ranging from 100% to 200% of the shares issuable upon conversion of these notes, and all of the shares issuable upon exercise of the warrants issued in connection with these notes. Registration statements were filed, but have since become either ineffective or withdrawn. Until sufficient registration statements are declared effective by the Securities and Exchange Commission (the “SEC”), the Company is liable for liquidated damages totaling $1,235,876 through September 30, 2006, and will continue to incur additional liquidated damages of $225,682 per month until the required shares and warrants are registered. (See related Section 3(a)(10) agreement discussed in Note R Subsequent Events affecting the liquidated damages owed.)

•
Unless consent is obtained from the note holders, the Company may not file any new registration statements or amend any existing registrations until the sooner of (a) 60 to 180 days following the effective date of the Notes Registration Statement or (b) all the notes have been converted into shares of the Company’s common stock and such shares of common stock and the shares of common stock issuable upon exercise of the warrants have been sold by the note holders.

•
Since October 2005, the Company has been in violation of certain requirements of the 2005 Notes and the Early 2006 Notes. While the investors have not declared these notes currently in default, the full amount of the notes at September 30, 2006 has been classified as current.

In connection with a private placement memorandum dated May 20, 2005, the Company issued 2,242,500 shares of its common stock for $0.80 per share, and warrants to purchase 2,270,251 common shares at prices from $1.60 to $2.23 per share. As required by the subscription agreements, a portion of these shares was registered with the SEC in October 2005, but that registration became ineffective in July 2006. Until a registration statement covering all related shares and warrants is declared effective by the SEC, the Company is liable for liquidated damages, requiring the issuance of new common shares at the rate of 10% of the unregistered shares per month. At September 30, 2006 this equated to 1,218,500 shares owing, recognized as a $1,190,507 current liability on the Company’s balance sheet. Future liquidated damages equate to 142,938 common shares per month until a registration statement is declared effective by the SEC.

In connection with a subscription agreement dated August 26, 2005 and amended on November 16, 2005, the Company issued 1,375,000 shares of its common stock for $0.80 per share, and warrants to purchase the same number of common shares at $0.26 per share. (This conversion rate is less than the original conversion rate, due to the note’s favored nations provision affected by the Section 3(a)(10) agreement described in Note R). The Company also agreed to register a total of 5,850,000 common shares and warrants related to this agreement by January 17, 2006. Until a registration statement is declared effective by the SEC, the Company is liable for liquidated damages totaling $450,000 through September 30, 2006, and will continue to incur additional liquidated damages of $50,000 per month until the required shares and warrants are registered.

The Company will need to continue to raise additional debt or equity capital to provide the funds necessary to restructure or repay its $2.8 million loan, meet its other contractual commitments, and continue its operations. The Company is actively seeking to raise this additional capital but may not be successful in obtaining the imminently-required debt or equity financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s authorized shares of stock consist of 100,000,000 shares of common stock. As of September 30, 2006, 72,509,102 common shares were issued and outstanding, and approximately 173,000,000 additional shares were contingently issuable upon the exercise of stock options and warrants, or conversion of convertible securities. A preliminary proxy statement was filed on November 9, 2006 in connection with the Company’s annual meeting of shareholders, at which a proposal was submitted to increase the authorized shares of common stock to 400,000,000 shares. If such proposal is not approved, the Company will be unable to satisfy the contractual obligations it has undertaken to issue future shares of common stock. As of September 30, 2006 the Company is also contractually obligated to register approximately 165 million shares, warrants and options. There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, in which case the Company would continue to be unable to satisfy its contractual obligations to register shares.

NOTE D - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2006	2005
Equipment	$8,783,885	$9,367,737
Furniture & Fixtures	96,549	216,402
Software	662,026	1,667,864
Vehicles	15,269	15,269
Leasehold improvements	109,160	248,952
Total	9,666,889	11,516,224
Less accumulated depreciation	(2,575,916)	(1,374,352)
Total	$7,090,973	$10,141,872

Depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $1,657,065 and $784,174, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), the Company performs an evaluation of the fair values of its operating segments annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than its carrying amount. As described in Note P, on April 19, 2006, the Company completed the sale of its interest in its subsidiary DTNet Technologies. DTNet Technologies’ operations were the primary component of the Company’s hardware sales business segment, and the Company recorded a goodwill impairment charge of $839,101 in its March 31, 2006 statement of operations to reduce the carrying value of this subsidiary to its estimated fair value. The remaining $198,000 balance of goodwill for this segment was a component of net assets sold.

The Company’s balance sheet at September 30, 2006 includes approximately $23.4 million in goodwill and approximately $12.5 million in other intangible assets recorded in connection with its acquisition in October 2005 of substantially all of the assets relating to the VoIP business of WQN, and its acquisition in May 2005 of Caerus and its subsidiaries.

In accordance with SFAS 142, management tests the carrying value of its goodwill and other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. During the year ended December 31, 2005 the Company recorded an impairment charge to its operating results of approximately $4.2 million relating to goodwill previously recorded for an acquisition. In the nine months ended September 30, 2006, the Company recorded an impairment charge to operating results of $839,101 as a result of selling the Company’s interest in its subsidiary, DTNet Technologies in April 2006. These charges reduced the carrying value of the subsidiary to its estimated fair value. The Company may be required to record additional impairment charges for these assets in the future, which could materially adversely affect its financial condition and results of operations. If the traded market price of the Company’s common stock continues to decline, or its future revenue does not increase coincident with amounts previously projected and utilized to determine the fair value of the Company’s goodwill and other intangible assets, a material goodwill impairment charge in the fourth quarter of 2006 is possible.

As of September 30, 2006 and December 31, 2005, goodwill and other intangible assets consisted of the following:

		2006	2005

Goodwill, telecommunication services segment		$23,351,473	$23,306,341

Other intangible assets:
	Useful Life (Years)
Technology	4.0	6,000,000	6,000,000
Customer relationships	5.0 - 6.0	8,325,000	8,325,000
Trade names	9.0	1,300,000	1,300,000
Non-compete agreement	1.0	500,000	500,000
Other intangible assets	Indefinite	905,000	914,000
Subtotal		17,030,000	17,039,000
Accumulated amortization		(4,486,488)	(1,941,070)
Other intangible assets, net		12,543,512	15,097,930

Total goodwill and other intangible assets		$35,894,985	$38,404,271

The December 31, 2005 goodwill amount excludes $1,037,101 related to the Company's hardware sales segment, which was reclassified to net assets of discontinued operations.

Amortization expense for the nine months ended September 30, 2006 and 2005 amounted to $2,545,418 and $1,037,040 respectively.

NOTE F - LOAN PAYABLE

The loan payable of $2,793,377 and $4,685,236 at September 30, 2006 and December 31, 2005, respectively, is owed to a lending institution. This loan bears interest at 12.5%, and is repayable through June 2007 if the loan’s repayment schedule is not accelerated or modified. Additional borrowings under this facility are contingent upon, among other things, the Company raising certain levels of additional equity financing. Interest expensed and paid under this debt facility during the nine months ended September 30, 2006, and 2005 was $361,653 and $213,784, respectively.

The loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected, first-priority security interest in all of the Company’s assets, as well as rights to preferred stock warrants. The Company was in violation of certain requirements of this debt facility at September 30, 2006. As a result, the full amount of the loan at September 30, 2006 has been classified as current. To date, the lender has not declared this loan in default.

NOTE G - CONVERTIBLE NOTES AND WARRANTS PAYABLE

At September 30, 2006 and December 31, 2005, convertible notes payable consisted of the following:

	2006	2005
Payable to WQN, Inc.	$3,700,000	$3,700,000
Payable to accredited investors	12,883,368	1,496,804
Subtotal	16,583,368	5,196,804

Less discounts	(6,797,973)	(1,797,006)

Total	$9,785,395	$3,399,798

In July and October 2005 the Company issued and sold $3,085,832 in principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of the Company's common stock, at an original conversion rate of $0.80 per share. These investors also received five-year warrants to purchase 964,322 shares of the Company's common stock for $1.37612 per share, five-year warrants to purchase 964,322 shares of the Company’s common stock for $1.6503 per share, and one-year warrants to purchase 1,928,644 shares of the Company’s common stock for $1.60 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investors’ conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on the Company's assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $911,791 and $1,496,804 at September 30, 2006, and December 31, 2005, respectively. Half of these notes became payable beginning in October 2005 and the other half beginning in January 2006 (three months following their respective issuances) over two years in cash or, at the option of the Company, in registered common stock at the lesser of $0.80 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”). In May 2006, the Company repriced these warrants to $0.78 per share, at which time these warrants were exercised, resulting in net proceeds to the Company of $2,720,120. The Company then issued warrants to the investors to purchase a like number of shares for $0.80. As a result of the Section 3(a)(10) agreement described in Note R and the favored nations provision discussed above, the notes’ conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were effectively reduced to $0.26 per share. At September 30, 2006, the Company had not made scheduled principal payments of $394,314 on these notes. Beginning October 2005, the Company was in violation of the registration requirements contained in the October 2005 subscription agreements, and beginning July 2006 the Company was in violation of the registration requirements contained in the July 2005 subscription agreements. As a result, the Company owed related liquidated damages of $288,932 at September 30, 2006, and will incur additional damages of $46,287 per month until a registration statement related to the shares and warrants is declared effective by the SEC. See the related Section 3(a)(10) agreement discussed in Note R affecting the liquidated damages owed. While the investors have not declared the notes currently in default, the full amount of the notes at September 30, 2006 has been classified as current.

In January and February 2006, the Company issued and sold $11,959,666 in principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of the Company’s common stock at an original conversion rate of $1.318 per share. These investors also received five-year warrants to purchase 4,537,052 shares of the Company’s common stock for $1.45889 per share, and one-year warrants to purchase 4,537,052 shares of the Company’s common stock for $1.5915 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investor’s conversion rate and warrant exercise price would be adjusted to the lower offering price. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on the Company’s assets. The principal balance of the notes was $11,959,666 at September 30, 2006, and all the notes bear interest at an effective rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $1.318 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $1.00 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $1.00 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $0.80 per share. As a result of the Section 3(a)(10) agreement described in Note R and the favored nations provision discussed above, the notes’ conversion rate (retroactive to the original note principal balances) was effectively reduced to $0.26 per share, and the outstanding warrants were re-priced to $0.475 per share. At September 30, 2006, the Company had not made scheduled principal payments of $1,399,141 on these notes. Beginning April 2006, the Company was in violation of the registration requirements of the secured notes, and beginning May 2006, the Company was in violation of the registration requirements of the unsecured notes. In May 2006, the Company issued an aggregate of 166,368 shares to the secured investors in satisfaction of then-existing secured non-registration liquidated damages. The Company owed additional liquidated damages of $946,944 at September 30, 2006, and will incur additional damages of $179,395 per month until a registration statement related to the shares and warrants is declared effective by the SEC. See the related Section 3(a)(10) agreement discussed in Note R affecting the liquidated damages owed. While the investors have not declared the notes currently in default, the full amount of the notes at September 30, 2006 has been classified as current.

In October 2005, the Company acquired substantially all of the operating assets and liabilities of WQN, Inc. for a total purchase price of $9.8 million. The acquisition was funded in part with the issuance of a convertible note in the principal amount of $3.7 million. A debt discount was established to reflect an effective interest rate of 20%, bringing the original net note payable value to $3,216,000. This note is automatically convertible into shares of the Company’s Class A preferred stock (not currently authorized) for $10.00 per share, or at WQN’s option into shares of the Company’s common stock for an original $1.06 per share. WQN received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate, WQN’s common stock conversion rate would be adjusted to the lower offering price. The note is secured by a subordinated lien on the Company’s assets. The principal balance of the note was $3,700,000 at September 30, 2006. The note, bearing a nominal interest rate of 6%, became payable beginning February 2006 over 12 months in cash or, at the option of the Company, in Class A preferred stock (not currently authorized) at $10.00 per share or in common stock at an original $1.06 per share. As a result of the Section 3(a)(10) agreement described in Note R and the favored nations provision discussed above, the note’s common stock conversion rate (retroactive to the original note principal balance) was effectively reduced to $0.26 per share. At September 30, 2006, the Company had not made scheduled principal payments of $2,466,667. WQN has agreed to subordinate its repayment claim to the convertible note holders described in the two preceding paragraphs. Also as a result of the October 2005 acquisition, WQN, Inc. received five-year warrants to purchase 5,000,000 shares of the Company’s common stock for $0.001 per share. WQN exercised the warrants on January 5, 2006 for 4,996,429 shares of the Company’s common stock. All WQN convertible shares and warrant shares have piggyback registration rights on any registration statement filed by the Company between October 2005 and October 2007. At September 30, 2006, the Company was in violation of certain requirements of this note. While WQN has not declared the note in default, the full amount of the note at September 30, 2006, has been classified as current.

No interest was paid on any of the convertible notes described above during the nine months ended September 30, 2006. See related Section 3(a)(10) agreement discussed in Note R affecting the interest owed to the July/October 2005 and January/February 2006 convertible note holders.

The Company had insufficient authorized common shares to satisfy the warrant obligations associated with the convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), the $3,526,077 initial value of these warrants at their issuance dates was recorded as a debt discount and a warrant liability on the Company’s consolidated balance sheet. In addition, $770,314 of the proceeds received from the May 2006 warrant repricing and exercise discussed in the fourth preceding paragraph above were allocated to these warrants, and recorded as a warrant liability on the Company’s balance sheet. Also, the May 2006 warrant repricing to $0.78 per share triggering contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $0.78 per share.  The effect was to increase the number of fully diluted shares of common stock to approximately 129 million, relative to the Company’s authorized 100 million common shares.  The Company’s total warrants then outstanding were approximately 28 million.  Per EITF 00-19, we then classified all remaining warrants as a liability, transferring $5,271,659 from additional paid-in capital to fair value liability for warrants on our consolidated balance sheet.  The warrant liabilities have since been marked-to-market, resulting in a $3,389,597 liability at September 30, 2006, and a corresponding credit to earnings for the three and nine months ended September 30, 2006 of $3,371,291 and $6,743,453, respectively.

NOTE H - NONREGISTRATION PENALTIES AND OTHER STOCK-BASED PAYABLES

As discussed in Note G Convertible Notes and Warrants Payable, the Company is in violation of the registration requirements of a number of its existing financing agreements. As such, liquidated damages and other penalties, payable in a combination of stock and cash amounting to $6,384,788, were accrued as nonregistration penalties and other stock-based payables as of September 30, 2006. See Note R for a discussion of the subsequent Section 3(a)(10) settlement of $2,178,405 of this liability, and for the subsequent settlement of employee claims for $1,080,000 of this liability.

NOTE I - NOTES AND ADVANCES FROM INVESTORS

Notes and advances from investors of $887,800 and $3,000,000 at September 30, 2006 and December 31, 2005, respectively, represent funds loaned to or deposited with the Company in anticipation of the issuance of future notes payable. The $3,000,000 at December 31, 2005 represents funds deposited with the Company in anticipation of the issuance of convertible notes payable, which were issued in January 2006 (see Note G). The $887,800 at September 30, 2006 primarily represents funds advanced to the Company in September 2006, in anticipation of the issuance of convertible notes payable, which were issued in October 2006 (see Note R).

These notes and advances are unsecured. The $3,000,000 advance at December 31, 2005 was not interest bearing, but $887,800 of the September 30, 2006 notes bore interest at 12%.

NOTE J - ACQUISITIONS

On May 31, 2005, the Company acquired 100% of Caerus and its wholly owned subsidiaries Volo Communications, Inc. (“Volo”), Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for approximately 16,900,000 of the Company's common shares (including 2,000,000 escrowed shares).

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

Condensed balance sheets of the Caerus and WQN acquisitions, reflecting the net fair value amounts assigned to each major asset and liability, as of their respective acquisition dates are as follows:

	Caerus, Inc.	WQN, Inc.

Current assets	$617,000	$3,775,000
Property and equipment, net	7,869,000	508,000
Other assets	131,000	463,000
Accounts payable and other current liabilities	(14,674,000)	(2,031,000)
Note payable	(4,832,000)	-
Net assets (liabilities) assumed	(10,889,000)	2,715,000

Goodwill	17,778,000	4,120,000
Intangible assets - other	13,800,000	2,925,000
Intangible assets	31,578,000	7,045,000

Net fair value assets acquired	$20,689,000	$9,760,000

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

Discovery is in progress.  MCI WorldCom has served requests for documents and for admissions and interrogatories on Volo and Caerus, to which Volo and Caerus have responded.  Volo has served document requests and interrogatories on MCI WorldCom.  Volo has also initiated third party discovery.  The Court on March 9, 2006 granted in part and denied in part motions to compel disclosures brought by Volo and MCI WorldCom and directed the appointment of an independent expert to review and report to the Court on certain matters relevant to the parties' claims and defenses.  The Court on April 12, 2006 granted in part and denied in part motions brought by Volo for a protective order and by MCI WorldCom to compel disclosures, and MCI WorldCom's motion for clarification of the March 9, 2006 Order.  On May 4, 2006, the Court entered an order directing the appointment of an independent expert to review and report to the Court and the parties upon the routing and termination of calls received by MCI WorldCom from Volo.  Volo has contended that such routing and termination is relevant, inter alia, to its allegations that MCI WorldCom engaged in a fraudulent and systematic re-routing of traffic through local trunks in order to avoid paying access fees to terminate such calls.  On May 4, 2006, the Court also issued a Case Management and Scheduling Order directing the parties to mediate by February 1, 2007 and setting a target trial date of February/March 2007.  On October 26, 2006, the Court granted in part Volo’s and Caerus’ motion to compel disclosures by MCI WorldCom of electronic evidence and of documents produced by MCI WorldCom to the federal government in connection with its investigation of allegations that MCI WorldCom misrouted and miscategorized traffic to avoid payment of required access fees, and granted in part MCI WorldCom’s cross-motion to compel further responses to interrogatories.

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

NOTE L - STOCK BASED COMPENSATION

A total of 4,000,000 shares of common stock have been reserved for issuance under the Company's 2004 Employee Stock Option Plan (the “2004 Plan”). In addition, on December 7, 2005, the Company’s Board of Directors approved, subject to shareholder approval, the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate may be granted: (1) options to acquire shares of the Company’s common stock; (2) shares of restricted common stock; (3) stock appreciation rights; (4) performance-based awards; (5) “Dividend Equivalents”; and (6) other stock-based awards. The Company is seeking shareholder approval at its 2006 annual meeting of shareholders for the future issuance of options under the 2006 Plan to allow its participants to acquire up to 10,000,000 shares of the Company’s common stock. The activity in these plans, subject to shareholder approval of the 2006 Plan, for the nine months ended September 30, 2006 is as follows:

	Number	Exercise Price Range	Weighted Average Exercise Price

Options outstanding at December 31, 2005	3,746,562	$0.85 - $1.56	$1.21
Options returned to the plan due
to employee terminations	(3,426,912)	$0.85 - $1.56	$1.29
Options exercised	(319,650)	$0.85 - $1.56	$1.04
Options granted	-
Options outstanding at September 30, 2006	-

In September 2006, in connection with employment agreements, the Company’s Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) were each awarded options to purchase 10,000,000 shares of the Company’s common stock at $0.01 per share, subject to board of directors approval, and subject to sufficient underlying shares of common stock being authorized and available which requires shareholder approval. Further, the CEO and COO are entitled to receive additional options with similar terms, in sufficient quantity to allow them to maintain a beneficial ownership of 5% and 8%, respectively, of the Company’s outstanding common stock. (See Note R Subsequent Events for additional stock options issued to the Company’s COO.)

In addition to the CEO and COO options noted in the preceding paragraph, at September 30, 2006 the Company had outstanding commitments to issue stock options under either the 2004 Plan or the 2006 Plan to purchase 2,906,850 shares of common stock, at exercise prices ranging from $0.45 to $1.56 per share, and at a weighted average exercise price of $1.03 per share.

The Company recorded compensation expense of $7,955,725 and $366,738 for the nine months ended September 30, 2006 and 2005, respectively, in connection with options, warrants and stock granted to employees. As of September 30, 2006, approximately $9,135,878 in total compensation cost related options remains to be expensed in future periods.

The value of options and warrants was estimated using the Black-Scholes pricing model. The Black-Scholes pricing calculations were made using volatilities at either one-year or three-year, monthly or weekly, trailing measures, as appropriate, and risk-free rates as determined by the nearest maturity Treasury yield as of respective valuation dates.

NOTE M - WARRANTS

Through September 30, 2006 the Company has issued to employees and financial services firms warrants to purchase the Company’s common stock. During the nine months ended September 30, 2006 and 2005, the Company issued 3,776,042 and 2,025,630 shares, respectively, of common stock in exchange for these warrants. As of September 30, 2006, the Company had outstanding 11,376,386 warrants, excluding those warrants issued in conjunction with convertible debt and common stock issuances discussed in Notes C and H, to purchase its common stock exercise prices ranging from $0.26 to $2.60 per share, and at a weighted average exercise price of $1.47 per share.

NOTE N - COMMITMENTS

The Company is obligated under non-cancelable operating leases for its office facilities, and apartments used for business purposes by its employees. Future minimum lease payments under the Company's non-cancelable operating leases as of September 30, 2006 are as follows:

Year ending December 31
2006 (three months)	$65,597
2007	268,556
2008	98,388
2009	43,736

Total	$476,277

Rent expense for these leases for the nine months ended September 30, 2006 and 2005 was $176,559 and $74,699, respectively.

NOTE O - RELATED PARTY TRANSACTIONS

As of September 30, 2006 and December 31, 2005 the amount due from related parties consisted of an account receivable from WQN, a shareholder of the Company.

In December 2004 the Company issued a $560,000 note payable to a shareholder, bearing interest at 3.75%, with an original maturity date of December 2005. In January 2005 the Company issued another note payable for $1,040,000 to the same shareholder under similar terms. At September 30, 2006 and December 31, 2005, the outstanding balance of these notes was $305,212 and $1,572,894, respectively. The notes are currently due on demand.

Interest paid under these notes was $12,208 and $0 during the nine months ended September 30, 2006 and 2005, respectively.

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

The following summarizes the results of DTNet Technologies’ operations for the nine and three months ended September 30, 2006 (through the April 19, 2006 date of sale) and 2005, classified as discontinued operations for all periods presented.
	Nine Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
Revenues	$421,722	$1,260,437	$-	$393,991
Cost of sales	326,127	1,077,024	-	405,121
Gross profit	95,595	183,413	-	(11,130)
Compensation and benefits	116,985	329,873	-	143,295
Other operating expenses (income)*	946,871	69,696	-	(64,285)
Net loss	$(968,261)	$(216,156)	$-	$(90,140)

*Includes $839,101 impairment of goodwill recorded in March, 2006.

NOTE Q - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:

	Nine Months ended September 30,
	2006	2005

Current benefit	$8,759,062	$3,085,190
Deferred benefit (expense)	(176,448)	(246,843)
Subtotal	8,582,614	2,838,347
Less valuation allowances	(8,582,614)	(2,838,347)
Net	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Nine Months ended September 30,
	2006	2005
Computed at statutory rate	34%	34%
Options, warrants and stock expense	(7%)	(13%)
Valuation allowance	(27%)	(21%)
Total	-	-

At September 30, 2006 the Company’s net deferred tax assets consisted of the following:

Net operating loss carryforwards	$17,656,760
Excess of goodwill impairment charge over
tax basis amortization	573,098
Excess book over tax amortization of intangible assets	300,849
Subtotal	18,530,707
Less valuation allowances	(18,530,707)
Total	$-

The Company’s net operating loss carryforwards for federal income tax purposes were approximately $51,500,000 as of September 30, 2006. These carryforwards expire in 2018 ($4,200,000), 2019 ($22,000,000), and 2020 ($25,800,000), respectively.

NOTE R - SUBSEQUENT EVENTS

Debt Restructure - Section 3(a)(10) Settlements

In September 2006 certain of the July and October 2005 and the January and February 2006 convertible note holders filed actions against the Company claiming a breach of contract related to the notes. In settlement of these actions, the parties entered into settlement agreements pursuant to which, among other things: 1) interest and liquidated damages due under the notes were set at $242,149 and $415,253, respectively; 2) the note holders exchanged the interest and liquidated damages due, along with $3,899,803 in principal, and a discount of $881,155, for 20,917,153 shares of the Company’s common stock through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act; 3) the conversion rate for the remaining principal balance due under the notes was reset to $0.26; 4) the exercise price of the outstanding warrants purchased by the note holders in connection with the January and February 2006 notes was reduced to $0.475; and 5)  certain investors agreed to surrender their claims associated with warrants issued in May 2006 in exchange for 2,500,000 shares of the Company’s common stock through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act.

Agreement Termination - Phone House, Inc.

Effective October 12, 2006, the Company terminated its Marketing and Distribution Agreement with Phone House, Inc. dated September 1, 2004 and amended February 16, 2006 (the “Agreement”), effectively discontinuing this business segment. The Agreement called for the wholesale distribution, marketing and selling of prepaid telephone calling cards by Phone House, Inc., under license from the Company. The Company recognized a related impairment loss of $1,043,683 in the three months ended September 30, 2006, primarily related to inventory and accounts receivable write-offs, and has filed suit in Los Angeles county against the primary Phone House, Inc. employee to recover same. Revenues related to this business were $3,551,052 and $13,581,301 for the three and nine months ended September 30, 2006, respectively. Gross profit for these same periods was $51,717 and $239,136, respectively.

Convertible Note and Warrant Issuance

On October 17, 2006, the Company issued and sold $2,905,875 in secured convertible notes (the “Convertible Notes”) to twelve accredited investors, for a net purchase price of $2,324,700 (after a 20% original issue discount) in a private placement. Proceeds of approximately $1,436,900 (before closing costs of $308,735) were paid in cash to the Company at closing, and $887,800 of the proceeds were used to repay three outstanding promissory notes held by three of the investors in the private placement. The investors also received five-year warrants to purchase a total of 10,378,125 shares of the Company's common stock at an exercise price of $0.43 per share.

The Convertible Notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at the conversion rate of $0.28 per share, subject to adjustment as provided in the notes.

Pursuant to the Subscription Agreement, the Company filed a preliminary proxy statement on November 9, 2006 seeking shareholder approval to increase its authorized shares of common stock to 400,000,000 shares, and obtain shareholder approval and file an amendment to the Company's articles of incorporation by December 20, 2006. Failing this, the holders of the Convertible Notes will be entitled to liquidated damages that will accrue at the rate of two percent of the amount of the purchase price of the outstanding Convertible Notes for each thirty days or pro rata portion thereof during such default.

Subject to the terms of the Subscription Agreement, the Company has agreed to file registration statements covering the resale of 130% of the shares of common stock that may be issuable upon conversion of Convertible Notes, and 100% of the shares of common stock issuable upon the exercise of the warrants. The first such registration statement must be filed on or before January 2, 2007 and declared effective by March 31, 2007 (subject to earlier filing deadlines as provided in the Subscription Agreement). In the event any registration statement is not timely filed or declared effective by the dates specified in the Subscription Agreement, liquidated damages will accrue at the rate of two percent of the purchase price of the outstanding Convertible Notes and purchase price of the common shares issued upon conversion of the Convertible Notes for each thirty days (or pro rata portion thereof), up to a maximum of 24%.

Employee Option and Settlement Agreements

On November  8, the Company’s Chief Operating Officer (“COO”) was granted options to purchase 3,000,000 shares of the Company’s common stock at $0.36 per share (closing market price on November 6, 2006) under the Company’s 2004 Stock Option Plan. On November 9, 2006, the Company settled claims the COO had against the Company for alleged breaches of his employment agreement, and for nonregistration of the Company’s common shares he holds pursuant to the Caerus merger agreement dated May 31, 2005, for $1,080,000. Also on November 9, 2006, the COO exercised his options to purchase 3,000,000 common shares, and the proceeds were credited toward the settlement of his claims. The $1,080,000 settlement expense has been recognized in the Company’s results of operations for the three and nine months ended September 30, 2006.

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

The unaudited pro forma condensed combined statements of operations for the three and nine months ended September 30, 2005 assume that the mergers of Caerus, WQN and the Company were consummated at January 1, 2005.

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

VoIP, Inc
Pro Forma Condensed Combined Statement of Operations (Unaudited)
Nine Months Ended September 30, 2005

	VoIP, Inc	Caerus, Inc	WQN, Inc	Adjustments	Consolidated

Revenues	$1,585,166	$9,392,307	$24,233,314	$-	$35,210,787

Cost of sales	1,374,733	11,740,551	23,157,031	-	36,272,315

Gross profit (loss)	210,433	(2,348,244)	1,076,283	-	(1,061,528)

Operating expenses	10,111,047	4,739,407	4,352,535	2,745,417	21,948,406

Loss from continuing operations
before income taxes	(9,900,614)	(7,087,651)	(3,276,252)	(2,745,417)	(23,009,934)

Gain on sale of fixed assets	(206,184)	-	-	-	(206,184)
Interest expense	-	613,380	-	482,400	1,095,780

Net loss before discontinued operations	(9,694,430)	(7,701,031)	(3,276,252)	(3,227,817)	(23,899,530)

Loss from discontinued operations,
net of income taxes	(216,156)	-	-	-	(216,156)

Net Loss	$(9,910,586)	$(7,701,031)	$(3,276,252)	$(3,227,817)	$(24,115,686)

Basic and diluted loss per share:

Loss before discontinued operations					$(0.66)

Loss from discontinued operations,
net of income taxes					(0.01)

Net Loss					$(0.67)

Weighted average number of shares outstanding					35,918,087

The accompanying notes are an integral part of this pro forma condensed combined statement of operations.

VoIP, Inc
Pro Forma Condensed Combined Statement of Operations (Unaudited)
Three Months Ended September 30, 2005

	VoIP, Inc	Caerus, Inc	WQN, Inc	Adjustments	Consolidated

Revenues (returns)	($211,165)	$2,103,086	$8,649,950	$-	$10,541,871

Cost of sales	107,172	2,597,094	8,225,994	-	10,930,260

Gross profit (loss)	(318,337)	(494,008)	423,956	-	(388,389)

Operating expenses	5,631,198	1,335,053	1,582,648	797,641	9,346,540

Loss from continuing operations
before income taxes	(5,949,535)	(1,829,061)	(1,158,692)	(797,641)	(9,734,929)

Interest expense	-	173,096	-	160,800	333,896

Net loss before discontinued operations	(5,949,535)	(2,002,157)	(1,158,692)	(958,441)	(10,068,825)

Loss from discontinued operations,
net of income taxes	(90,140)	-	-	-	(90,140)

Net Loss	$(6,039,675)	$(2,002,157)	$(1,158,692)	$(958,441)	$(10,158,965)

Basic and diluted loss per share:

Loss before discontinued operations					$(0.20)

Loss from discontinued operations,
net of income taxes					(0.00)

Net Loss					$(0.20)

Weighted average number of shares outstanding					49,665,036

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

Financial Summary

Balance Sheet Data:

	September 30, 2006	December 31, 2005

Goodwill and other intangible assets	$35,894,985	$38,404,271
Total assets	44,974,923	56,244,161
Notes and loans payable, current	13,771,784	12,657,928
Equity-related liabiltiies	9,774,385	-
Total liabilities	36,902,188	27,018,241
Shareholders' equity	8,072,735	29,225,920

Statement of Operations Data:

	Nine Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005

Revenues	$25,220,303	$4,337,717	$6,222,013	$1,891,921
Cost of sales	25,084,182	4,637,369	5,697,004	2,704,266
Operating expenses	25,215,592	13,297,337	9,095,708	7,872,604
Loss from continuing operations	(25,079,471)	(13,596,989)	(8,570,699)	(8,684,949)
Loss from discontinued operations	(968,261)	(216,156)	-	(90,140)
Net loss	(31,311,440)	(13,833,503)	(12,312,707)	(8,742,001)
Net loss per share	(0.45)	(0.39)	(0.17)	(0.18)

Comparability of Results

The comparability of our results of operations is greatly impacted by the acquisition in May 2005 of Caerus and by the purchase in October 2005 of substantially all of the VoIP-related assets and business of WQN. The following table presents our pro forma results of operations for the nine and three months ended September 30, 2005, assuming these business combinations had occurred at the beginning of 2005.

	Nine Months Ended	Three Months Ended
	September 30, 2005	September 30, 2005
Revenues	$35,210,787	$10,541,871
Cost of sales	36,272,315	10,930,260
Operating expenses	21,948,406	9,346,540
Net loss	(24,115,686)	(10,158,965)
Net loss per share	(0.67)	(0.20)

Revenues

Our consolidated revenues for the nine months ended September 30, 2006 and 2005 were $25.2 million and $4.3 million, respectively. Our consolidated net loss was $31.3 million ($0.45 per share) for the nine months ended September 30, 2006 as compared to a net loss of $13.8 million ($0.39 per share) for the nine months ended September 30, 2005. The increases in our revenues and net loss from the 2005 to 2006 period reflect the inclusion of the results of Caerus and the VoIP business of WQN from the dates of their acquisitions, coupled with increased financing activites. Revenues for the nine months ended September 30, 2006 include approximately $4.6 million and $20.4 million in revenues generated by the acquired Caerus and WQN businesses, respectively. Substantially all of the Caerus revenues for this 2006 period (which represent 18% of our consolidated revenues for this period) were generated by one customer. Our results for this 2006 period include operating losses of $9.8 million generated by Caerus’ operations and $1.3 million attributable to the business formerly owned by WQN.

Our consolidated revenues for the three months ended September 30, 2006 and 2005 were $6.2 million and $1.9 million, respectively. Our consolidated net loss was $12.3 million ($0.17 per share) for the three months ended September 30, 2006 as compared to a net loss of $8.7 million ($0.18 per share) for the three months ended September 30, 2005. The increases in our revenues and net loss from the 2005 to 2006 period reflect the inclusion of the results of Caerus and the VoIP business of WQN from the dates of their acquisitions. Revenues for the three months ended September 30, 2006 include approximately $0.6 million and $5.6 million in revenues generated by the acquired Caerus and WQN businesses, respectively. Substantially all of the Caerus revenues for this 2006 period (which represent 9% of our consolidated revenues for this period) were generated by one customer. Our 2006 results include operating losses of $3.0 million generated by Caerus’ operations and $0.9 million attributable to the business formerly owned by WQN.

Expenses

Consolidated operating expenses were $25.2 million and $13.3 million for the nine months ended September 30, 2006 and 2005, respectively. Compensation and related expenses accounted for $8.3 million of the increase from 2005. Included in compensation for the 2006 period is $8.0 million of noncash expenses related to employee options and warrants. Professional legal and consulting expenses increased by $3.9 million, due primarily to the litigation discussed in Note K to our consolidated financial statements. Depreciation and amortization increased $2.4 million, due primarily to amortization of intangible assets relating to the acquisition of Caerus and WQN assets. Contract closure costs of $1.0 million in the 2006 period were related to the recent termination of our Marketing and Distribution Agreement with Phone House, Inc. Interest expense (including amortization of debt discounts) also increased from $226,542 to $5.5 million, due primarily to our increased level of debt used to finance our operations. Financing expenses were $5.5 million for the nine months ended September 30, 2006 due primarily to liquidated damages and other penalties as discussed in Note H to our consolidated financial statements.

Consolidated operating expenses were $9.1 million and $7.8 million for the three months ended September 30, 2006 and 2005, respectively. Compensation and related expenses accounted for $2.9 million of the increase from 2005. Included in compensation for the 2006 period is $3.6 million of noncash expenses related to employee options and warrants. Professional legal and consulting expenses increased by $1.3 million, due primarily to the litigation discussed in Note K to our consolidated financial statements. Commissions and fees paid to third parties decreased by $1.3 million, because the comparable period of 2005 included expenses related to the Caerus acquisition. An impairment loss of $1.0 million in the 2006 period was recognized, related to the recent termination of our Marketing and Distribution Agreement with Phone House, Inc. General and administrative expenses decreased by $1.6 million, due to a $397,821 noncash gain related to a litigation settlement discussed in Note K to our consolidated financial statements, and to other general expense decreases. Interest expense (including amortization of debt discounts) increased from $173,096 to $1.9 million, due primarily to our increased level of debt used to finance our operations. Financing expenses were $4.1 million for the three months ended September 30, 2006, due primarily to liquidated damages and other penalties as discussed in Note H to our consolidated financial statements.

In accordance with SFAS No. 142, we are required to periodically evaluate the carrying value of our goodwill and other intangible assets. During the nine months ended September 30, 2006, we recognized impairment expense of $839,101 related to goodwill recorded for our hardware sales business segment, and included in our reported loss from discontinued operations. If in the future the remaining carrying value of our goodwill exceeds its fair market value, we may be required to record an additional impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and financial condition. If the traded market price of our common stock continues to decline, or our future revenue does not increase coincident with amounts previously projected and utilized to determine the fair value of our goodwill and other intangible assets, a material goodwill impairment charge in the fourth quarter of 2006 is possible.

We had insufficient authorized common shares to satisfy the warrant obligations associated with the convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), the $3,526,077 initial value of these warrants at their issuance dates was recorded as a debt discount and a warrant liability on the Company’s consolidated balance sheet. In addition, $770,314 of the proceeds received from the May 2006 warrant repricing and exercise discussed in the fourth preceding paragraph above were allocated to these warrants, and recorded as a warrant liability on the Company’s balance sheet. Also, the May 2006 warrant repricing to $0.78 per share triggering contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $0.78 per share.  The effect was to increase the number of fully diluted shares of common stock to approximately 129 million, relative to the Company’s authorized 100 million common shares.  The Company’s total warrants then outstanding were approximately 28 million.  Per EITF 00-19, we then classified all remaining warrants as a liability, transferring $5,271,659 from additional paid-in capital to fair value liability for warrants on our consolidated balance sheet.  The warrant liabilities have since been marked-to-market, resulting in a $3,389,597 liability at September 30, 2006, and a corresponding credit to earnings for the three and nine months ended September 30, 2006 of $3,371,291 and $6,743,453, respectively. Future changes in the market value of these warrants may have a material effect on our operating results.

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

The following summarizes the results of DTNet Technologies’ operations for the nine and three months ended September 30, 2006 (through the April 19, 2006 date of sale) and 2005, classified as discontinued operations for all periods presented.

	Nine Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
Revenues	$421,722	$1,260,437	$-	$393,991
Cost of sales	326,127	1,077,024	-	405,121
Gross profit (loss)	95,595	183,413	-	(11,130)
Compensation and benefits	116,985	329,873	-	143,295
Other operating expenses*	946,871	69,696	-	(64,285)
Net loss	$(968,261)	$(216,156)	$-	$(90,140)

*Includes $839,101 impairment of goodwill recorded in March, 2006.

Assets

Total assets at September 30, 2006 were $45.0 million, down from $56.2 million at December 31, 2005. This decrease in assets is due primarily to increased depreciation, amortization and impairment related to the tangible and intangible assets. Goodwill and other intangible assets comprised 80% of our consolidated total assets at September 30, 2006, attributable primarily to the acquisitions of Caerus and WQN assets.

Results by Segment

Comparison of Nine Months Ended September 30, 2006 and 2005

Our results by business segment for the nine months ended September 30, 2006 and 2005 are as follows:

	Telecommunication	Hardware	Calling	Corporate and
	Services	Sales	Cards	Eliminations	Consolidated
2006
Revenues	$11,439,506	$199,496	$13,581,301	$-	$25,220,303
Gross profit (loss)	(207,674)	72,239	239,136	32,420	136,121
Operating expenses	9,025,779	12,349	297,046	15,880,418	25,215,592
Profit (loss) from continuing
operations	(9,233,453)	59,890	(57,910)	(15,847,998)	(25,079,471)
Other expense	859,825	-	1,043,683	3,360,200	5,263,708
Loss from discontinued operations	-	-	-	968,261	968,261
Net income (loss)	$(10,093,278)	$59,890	$(1,101,593)	$(20,176,459)	$(31,311,440)

2005
Revenues	$3,654,034	$683,683	$-	$-	$4,337,717
Gross profit (loss)	(528,438)	228,786	-	-	(299,652)
Operating expenses	5,110,149	148,072	-	8,039,116	13,297,337
Profit (loss) from continuing
operations	(5,638,587)	80,714	-	(8,039,116)	(13,596,989)
Other expense (income)	226,542	(206,184)	-	-	20,358
Loss from discontinued operations	-	-	-	216,156	216,156
Net income (loss)	$(5,865,129)	$286,898	$-	$(8,255,272)	$(13,833,503)

Telecommunication Services Segment:

Telecommunication services revenues increased from $3.7 million for the nine months ended September 30, 2005 to $11.4 million for the nine months ended September 30, 2006. The net loss from this segment also increased from $5.9 million to $10.1 million. These increases are attributable almost entirely to the Caerus and WQN acquisitions.

The negative gross profit for this segment of $207,674 in the first nine months of 2006 reflects variable costs paid to third party vendors that exceeded the revenues we charged to terminate the calls of our customers. Positive margins on our network traffic will require us to increase the overall volume of traffic handled by our network by growing our customer base, and lower the average cost per minute we pay for call termination through: (a) negotiating more favorable pricing; (b) expanding our selection of third party vendors; and (c) improving our routing process and technology to ensure we are using the lowest cost route available to us to terminate each call.

Operating expenses in the first nine months of 2006 for this segment rose to $9.0 million, and include compensation and benefits expenses of $2.3 million, and depreciation and amortization aggregating $4.1 million. Other expense, consisting primarily of interest expense, increased due to debt assumed with the Caerus acquisition.

Hardware Sales Segment:

Hardware sales revenues decreased from $683,683 in the nine months ended September 30, 2005 to $199,496 in the comparable period of 2006. The decrease is attributed to the sale of DTNet Technologies in April 2006, whose revenues for both periods have been included in our reported loss from discontinued operations.

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

Calling Card Sales Segment:

Calling cards revenues are all related to the WQN asset acquisition, which occurred in the fourth quarter of 2005. Revenues from this segment amounted to $13.6 million for the first nine months of 2006. Given the wholesale nature of this business segment, its gross margin is inherently small, typically averaging 2%, more or less.

Effective October 12, 2006, we terminated our Marketing and Distribution Agreement with Phone House, Inc. dated September 1, 2004 and amended February 16, 2006 (the “Agreement”), effectively discontinuing this business segment. The Agreement called for the wholesale distribution, marketing and selling of prepaid telephone calling cards by Phone House, Inc., under license from the Company. We recognized a related loss of $1,043,683 in the three months ended September 30, 2006, primarily related to inventory and accounts receivable write-offs and have filed suit in Los Angeles county against the primary Phone House, Inc. employee to recover same.

Comparison of Three Months Ended September 30, 2006 and 2005

Our results by business segment for the three months ended September 30, 2006 and 2005 are as follows:

Three Months Ended September 30,

	Telecommunication	Hardware	Calling	Corporate and
	Services	Sales	Cards	Eliminations	Consolidated
2006
Revenues	$2,662,961	$8,000	$3,551,052	$-	$6,222,013
Gross profit (loss)	432,872	8,000	51,717	32,420	525,009
Operating expenses	3,051,024	253	73,932	5,970,499	9,095,708
Profit (loss) from continuing
operations	(2,618,152)	7,747	(22,215)	(5,938,079)	(8,570,699)
Other expense	250,894	-	1,043,683	2,447,431	3,742,008
Net income (loss)	$(2,869,046)	$7,747	$(1,065,898)	$(8,385,510)	$(12,312,707)

2005
Revenues	$2,111,922	$(220,001)	$-	$-	$1,891,921
Gross profit (loss)	(496,505)	(315,840)	-	-	(812,345)
Operating expenses	2,780,198	105,527	-	5,015,536	7,901,261
Profit (loss) from continuing
operations	(3,276,703)	(421,367)	-	(5,015,536)	(8,713,606)
Other expense (income)	173,096	(206,184)	-	(28,657)	(61,745)
Loss from discontinued operations	-	-	-	90,140	90,140
Net income (loss)	$(3,449,799)	$(215,183)	$-	$(5,077,019)	$(8,742,001)

Telecommunication Services Segment:

Revenues from our telecommunications segment increased from $2.1 million in the three months ended September 30, 2005 to $2.7 million in the corresponding 2006 period, due primarily to the WQN acquisition.

The gross profit for this segment of $432,872 in the three months ended September 30, 2006 reflects the excess of revenues over variable costs paid to third party vendors to terminate the calls of our customers. This is a $929,377 improvement over the comparable 2005 period, and reflects a $345,230 improvement over the gross margin of $87,642 from this segment reported in the second quarter of 2006.

Operating expense increased slightly to $3.1 million for the three months ended September 30, 2006 from $2.8 million in the comparable period of 2005, largely attributable to the Caerus and WQN acquisitions. The net loss from our telecommunication services segment decreased from $3.5 million in the three months ended September 30, 2005 to $2.9 million in the corresponding 2006 period, due largely to the gross margin improvements noted in the preceding paragraph.

Hardware Sales Segment:

This segment’s operating results exclude DTNet Technologies, which was sold in April 2006, and whose revenues and expenses for both periods have been included in our reported loss from discontinued operations.

Calling Card Sales Segment:

Calling card revenues were $3.6 million in the three months ended September 30, 2006, reflecting the acquisition of this segment in October 2005, as a part of the WQN acquisition. Given the wholesale nature of this business segment, its gross margin is inherently small, typically averaging 2%, more or less.

Effective October 12, 2006, we terminated our Agreement with Phone House, Inc., effectively discontinuing this business segment. We recognized a related loss of $1,043,683 in the three months ended September 30, 2006, primarily related to inventory and accounts receivable write-offs.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $551 thousand at September 30, 2006. Our consolidated net cash used in operating activities for the nine and three months ended September 30, 2006 was $11.0 million and $2.6 million, respectively, due primarily to the losses described above. We funded our operating activities principally through financing activities that generated net proceeds of $8.4 million during the nine months ended September 30, 2006.

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

At September 30, 2006, our contractual obligations for debt, leases and capital expenditures totaled approximately $27.6 million. Included in this amount is approximately $2.8 million due on a loan from a lending institution. We are not in compliance with certain covenants under the loan agreement for this debt. However, the lender has not declared a default under this loan agreement.

At September 30, 2006 our negative working capital was $34.8 million.

In July and October 2005 we issued and sold $3,085,832 in principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of our common stock, at an original conversion rate of $0.80 per share. These investors also received five-year warrants to purchase 964,322 shares of our common stock for $1.37612 per share, five-year warrants to purchase 964,322 shares of our common stock for $1.6503 per share, and one-year warrants to purchase 1,928,644 shares of our common stock for $1.60 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investors’ conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on our assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $911,791 and $1,496,804 at September 30, 2006, and December 31, 2005, respectively. Half of these notes became payable beginning in October 2005 and the other half beginning in January 2006 (three months following their respective issuances) over two years in cash or, at the option of the Company, in registered common stock at the lesser of $0.80 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”). In May 2006, we repriced these warrants to $0.78 per share, at which time these warrants were exercised, resulting in net proceeds to the Company of $2,720,120. We then issued warrants to the investors to purchase a like number of shares for $0.80. As a result of the Section 3(a)(10) agreement described in Note R to our consolidated financial statements and the favored nations provision discussed above, the notes’ conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were effectively reduced to $0.26 per share. At September 30, 2006, we had not made scheduled principal payments of $394,314 on these notes. Beginning October 2005, the Company was in violation of the registration requirements contained in the October 2005 subscription agreements, and beginning July 2006 we were in violation of the registration requirements contained in the July 2005 subscription agreements. As a result, we owed related liquidated damages of $288,932 at September 30, 2006, and will incur additional damages of $46,287 per month until a registration statement related to the shares and warrants is declared effective by the SEC. See the related Section 3(a)(10) agreement discussed in Note R to our consolidated financial statements affecting the liquidated damages owed. While the investors have not declared the notes currently in default, the full amount of the notes at September 30, 2006 has been classified as current.

In January and February 2006, we issued and sold $11,959,666 in principal amount of convertible notes to accredited investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of our common stock at an original conversion rate of $1.318 per share. These investors also received five-year warrants to purchase 4,537,052 shares of our common stock for $1.45889 per share, and one-year warrants to purchase 4,537,052 shares of our common stock for $1.5915 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investor’s conversion rate and warrant exercise price would be adjusted to the lower offering price. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on our assets. The principal balance of the notes was $11,959,666 at September 30, 2006, and all the notes bear interest at an effective rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $1.318 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $1.00 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $1.00 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $0.80 per share. As a result of the Section 3(a)(10) agreement described in Note R to our consolidated financial statement and the favored nations provision discussed above, the notes’ conversion rate (retroactive to the original note principal balances) was effectively reduced to $0.26 per share, and the outstanding warrants were re-priced to $0.475 per share. At September 30, 2006, we had not made scheduled principal payments of $1,399,141 on these notes. Beginning April 2006, we were in violation of the registration requirements of the secured notes, and beginning May 2006, we were in violation of the registration requirements of the unsecured notes. In May 2006, the Company issued an aggregate of 166,368 shares to the secured investors in satisfaction of then-existing secured non-registration liquidated damages. We owed additional liquidated damages of $946,944 at September 30, 2006, and will incur additional damages of $179,395 per month until a registration statement related to the shares and warrants is declared effective by the SEC. See the related Section 3(a)(10) agreement discussed in Note R to our consolidated financial statements affecting the liquidated damages owed. While the investors have not declared the notes currently in default, the full amount of the notes at September 30, 2006 has been classified as current.

On October 17, 2006, we issued and sold $2,905,875 in secured convertible notes to twelve accredited investors, for a net purchase price of $2,324,700 (after a 20% original issue discount) in a private placement. Proceeds of approximately $1,436,900 (before closing costs of $308,735) were paid in cash to the Company at closing, and $887,800 of the proceeds were used to repay three outstanding promissory notes held by three of the investors in the private placement. The investors also received five-year warrants to purchase a total of 10,378,125 shares of our common stock at an exercise price of $0.43 per share. These convertible notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of these convertible notes into shares of the Company's common stock at the conversion rate of $0.28 per share, subject to adjustment as provided in the notes.

The subscription agreements for the July and October 2005 convertible notes, the January and February 2006 convertible notes, and the October 2006 convertible notes contain provisions that could impact our future capital raising efforts and our capital structure, including:

•
We are required to file registration statements to register amounts ranging from 100% to 200% of the shares issuable upon conversion of these notes, and all of the shares issuable upon exercise of the warrants issued in connection with these notes. Registration statements were filed, but have since become either ineffective or withdrawn. Until sufficient registration statements are declared effective by the Securities and Exchange Commission (the “SEC”), we are liable for liquidated damages totaling $1,235,876 through September 30, 2006, and will continue to incur additional liquidated damages of $225,682 per month until the required shares and warrants are registered. (See related Section 3(a)(10) agreement discussed in Note R Subsequent Events affecting the liquidated damages owed.)

•
Unless consent is obtained from the note holders, we may not file any new registration statements or amend any existing registrations until the sooner of (a) 60 to 180 days following the effective date of the Notes Registration Statement or (b) all the notes have been converted into shares of the Company’s common stock and such shares of common stock and the shares of common stock issuable upon exercise of the warrants have been sold by the note holders.

•
Since October 2005, we have been in violation of certain requirements of the 2005 Notes and the Early 2006 Notes. While the investors have not declared these notes currently in default, the full amount of the notes at September 30, 2006 has been classified as current.

In October 2005, we acquired substantially all of the operating assets and liabilities of WQN, Inc. for a total purchase price of $9.8 million. The acquisition was funded in part with the issuance of a convertible note in the principal amount of $3.7 million. A debt discount was established to reflect an effective interest rate of 20%, bringing the original net note payable value to $3,216,000. This note is automatically convertible into shares of the Company’s Class A preferred stock (not currently authorized) for $10.00 per share, or at WQN’s option into shares of the Company’s common stock for an original $1.06 per share. WQN received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate, WQN’s common stock conversion rate would be adjusted to the lower offering price. The note is secured by a subordinated lien on the Company’s assets. The principal balance of the note was $3,700,000 at September 30, 2006. The note, bearing a nominal interest rate of 6%, became payable beginning February 2006 over 12 months in cash or, at the option of the Company, in Class A preferred stock (not currently authorized) at $10.00 per share or in common stock at an original $1.06 per share. As a result of the Section 3(a)(10) agreement described in Note R to our consolidated financial statements and the favored nations provision discussed above, the note’s common stock conversion rate (retroactive to the original note principal balance) was effectively reduced to $0.26 per share. At September 30, 2006, the Company had not made scheduled principal payments of $2,466,667. WQN has agreed to subordinate its repayment claim to the convertible note holders described in the two preceding paragraphs. Also as a result of the October 2005 acquisition, WQN, Inc. received five-year warrants to purchase 5,000,000 shares of our common stock for $0.001 per share. WQN exercised the warrants on January 5, 2006 for 4,996,429 shares of our common stock. All WQN convertible shares and warrant shares have piggyback registration rights on any registration statement we file between October 2005 and October 2007. At September 30, 2006, we were in violation of certain requirements of this note. While WQN has not declared the note in default, the full amount of the note at September 30, 2006, has been classified as current.

In connection with a private placement memorandum dated May 20, 2005, we issued 2,242,500 shares of our common stock for $0.80 per share, and warrants to purchase 2,270,251 common shares at prices from $1.60 to $2.23 per share. As required by the subscription agreements, a portion of these shares was registered with the SEC in October 2005, but that registration became ineffective in July 2006. Until a registration statement covering all related shares and warrants is declared effective by the SEC, we are liable for liquidated damages, requiring the issuance of new common shares at the rate of 10% of the unregistered shares per month. At September 30, 2006 this equated to 1,218,500 shares owing, recognized as a $1,190,507 current liability on our balance sheet. Future liquidated damages equate to 142,938 common shares per month until a registration statement is declared effective by the SEC.

In connection with a subscription agreement dated August 26, 2005 and amended on November 16, 2005, we issued 1,375,000 shares of our common stock for $0.80 per share, and warrants to purchase the same number of common shares at $0.26 per share. (This conversion rate is less than the original conversion rate, due to the note’s favored nations provision affected by the Section 3(a)(10) agreement described in Note R to our consolidated financial statements.) We also agreed to register a total of 5,850,000 common shares and warrants related to this agreement by January 17, 2006. Until a registration statement is declared effective by the SEC, we are liable for liquidated damages totaling $450,000 through September 30, 2006, and will continue to incur additional liquidated damages of $50,000 per month until the required shares and warrants are registered.

We anticipate that we will continue to report net losses and experience negative cash flows from operations. We will need to raise additional debt or equity capital to provide the funds necessary to repay or restructure our $2.8 million loan, meet our other current contractual obligations and continue our operations. We are actively seeking to raise this additional capital. However, we may not be successful in obtaining imminently-required equity or debt financing for our business.

Our authorized shares of stock consist of 100,000,000 shares of common stock. As of September 30, 2006, 72,509,102 common shares were issued and outstanding, and approximately 173,000,000 additional shares were contingently issuable upon the exercise of stock options and warrants, or conversion of convertible securities. A preliminary proxy statement was filed on November 9, 2006 in connection with our annual meeting of shareholders, at which a proposal was submitted to increase the authorized shares of common stock to 400,000,000 shares. If such proposal is not approved, we will be unable to satisfy the contractual obligations we have undertaken to issue future shares of common stock. As of September 30, 2006 we are also contractually obligated to register approximately 165 million shares, warrants and options. There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, in which case we would continue to be unable to satisfy our contractual obligations to register shares.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at September 30, 2006.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of September 30, 2006:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years

Convertible notes (principal)	$16,571,458	$16,571,458	$-	$-
Loan payable	2,793,377	2,793,377	-	-
Unsecured advances	887,800	887,800	-	-
Nonregistration penalties and other stock-based payables	6,384,788	6,384,788	-	-
Due to related parties	305,212	305,212	-	-
Other liabilities	1,685,163	1,448,689	234,004	2,470
Subtotal	28,627,798	28,391,324	234,004	2,470
Purchase obligaitons	-	-	-	-
Operating leases	476,276	65,597	410,679	-
Total	$29,104,074	$28,456,921	$644,683	$2,470

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

In conjunction with our May 2006 financing, we repriced a portion of our outstanding warrants to $0.78 per share, triggering contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, bringing their effective conversion and exercise prices down to $0.78 per share.  The effect was to increase the number of our fully diluted shares to approximately 129 million, relative to our authorized 100 million shares. Our total warrants then outstanding were approximately 28 million.  Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”) states that in this instance, asset or liability classification of the warrants is required (as opposed to permanent equity classification).  From January to May 2006, only a portion of our warrants were subject to liability classification. However, beginning May 2006, all of our warrants were classified as a liability on our consolidated balance sheet, and their value was marked-to-market at September 30, 2006, resulting in a fair value warrant liability of $3,389,597, and a $6,743,453 credit to earnings for the nine months ended September 30, 2006. Until we have sufficient authorized common shares to satisfy these warrant obligations, we will be subject to future noncash mark-to-market exposure to the extent that the estimated market value of these warrants changes in the future, which are in turn primarily dependent on the Company’s common stock market price per share. As a hypothetical example, a $0.25 per share increase or decrease in the market price of the Company’s common stock at September 30, 2006 would have increased or decreased the estimated average market value of these warrants by $0.16 or $0.10 per warrant, respectively, resulting in hypothetical mark-to-market adjustments that would have further increased our consolidated net loss for the nine months ended September 30, 2006 by $5,192,991, or decreased that loss by $3,455,704 respectively.

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

     A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected, as of September 30, 2006. The control deficiencies identified by our management and the Certifying Officers, which in combination resulted in a material weakness, were (a)  misstatements in amounts reported for a consolidated subsidiary; (b) insufficient personnel resources with appropriate accounting expertise; and (c) a lack of independent verification of amounts billed to certain customers.

     Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers concluded that our disclosure controls and procedures were ineffective as of September 30, 2006.

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

     Our management, including the Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of September 30, 2006, and have concluded that we had the following control deficiencies as of September 30, 2006 that, when combined, resulted in a material weakness:

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

(b)
On October 31, 2006, we concluded that our consolidated financial statements for the three and six months ended June 30, 2006 understated other income and warrant liabilities, and overstated net loss and additional paid-in capital, related to the accounting for our warrants under EITF 00-19. We therefore restated our consolidated financial statements for these periods. Adjustments to (i) increase the fair value warrant liability; (ii) decrease additional paid-in capital; and (iii) increase other income and decrease net loss aggregated $4,323,999, $5,271,659, and $947,660, respectively, for the six months ended June 30, 2006.

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

Management has concluded that the above deficiencies when combined have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of our interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officers concluded that we did not maintain effective internal control over financial reporting as of September 30, 2006 based on the criteria in the Internal Control - Integrated Framework.

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

(e)
We have made recent improvements to our cash handling procedures. Also, in October 2006 we terminated our Marketing and Distribution Agreement with Phone House, Inc. which was based in the southern California area, and was the source of most of the cash handling concerns noted above.

(f)	We anticipate implementing a formal method of ensuring timely and complete monthly reconciliations and closing procedures by the end of the fourth quarter of 2006.

As a non-accelerated filer, we plan to complete our assessment of, and improvements to, the effectiveness of the Company’s internal control over financial reporting pursuant to Sarbanes-Oxley Section 404 in 2007.

Changes in Control Over Financial Reporting

     There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. See Note K to our consolidated financial statements for a discussion of litigation between Volo (a wholly-owned subsidiary of Caerus) and MCI WorldCom. See Note R to our consolidated financial statements for a discussion of our Section 3(a)(10) and employee claims settlements.

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

We are not in compliance with certain covenants of the agreement for our loan from a lending institution (which amounted to approximately $2.8 million at September 30, 2006). Our lender has not declared a default under the loan agreement. We presently are current with the principal and interest payments on this loan but we will need to raise additional debt or equity capital to repay or restructure this loan. Although the lender has not yet done so, the lender could elect, among other things, to accelerate our indebtedness under the credit facility, or to take possession of, sell, lease, or otherwise dispose of any of the assets of the Company. In the event that the lender declares the amounts borrowed under the credit facility immediately due and payable or seeks to foreclose on any of our assets, it would likely have a material adverse affect on our financial position and our results of operations. If we experience delays in raising capital or are unable to raise a sufficient amount of capital, we could be required to seek modifications to the terms of the loan agreement or another source of financing to continue operations.

We are not in compliance with the terms of our convertible notes issued in July and October 2005 and in January and February of 2006 and the note holders may accelerate the amounts due at any time.

The provisions of the convertible notes issued in July and October 2005 and in January and February 2006 provide that the failure to pay principal and interest timely and the failure to register the securities underlying the notes within the required time limit are events of default under the notes. We have not made scheduled payments of $91,419 under the 2005 notes and have not made scheduled payments of $1,676,100 under the 2006 notes. We have also not registered all of these notes and related warrants. The convertible note holders have not declared a default under the loan agreements. However, the amounts due under the notes could be accelerated and immediately due and payable, which could adversely affect our ability to meet all of our financial obligations.

Because we failed to meet our obligations to file the registration statements required under the various subscription agreements related to certain of our note, warrant and common stock financings timely, we are accruing liquidated damages for breach of contract until such time as the registration statements are filed and go effective.

Pursuant to the subscription agreements under which certain investors purchased notes, common stock and warrants in 2005 and 2006, we agreed to register the securities purchased for resale by those investors under the Securities Act of 1933, as amended, within a specified time. Because we failed to comply with the requirement to have effective registration statements covering the notes and warrants within the applicable time limits, we currently owe liquidated damages of $2,098,372 plus 1,361,438 shares of common stock, and will continue to incur liquidated damages amounting to $275,682 and 142,938 shares per month until there are effective registration statements covering the notes and warrants. Because we are incurring substantial liquidated damages on a monthly basis, our failure to comply with the terms of the notes and warrants could continue to have an adverse effect on our financial position and our results of operations.

Our substantial debt could adversely affect our financial position, operations and ability to grow.

As of September 30, 2006, our total liabilities were approximately $36.9 million, most of which are classified as current. Our substantial indebtedness could have adverse consequences in the future. For example, it could:

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

We need additional capital to continue our operations.

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

Because many of our current financing agreements contain “favored nations” clauses, future securities issuances at prices below contractual thresholds may trigger price ratchets that could decrease the exercise price or conversion rate of our existing convertible debt and warrants, significantly diluting existing shareholders.

Many of our existing convertible debt and warrant agreements contain “favored nations” clauses, whereby the related conversion or exercise prices automatically ratchet downward to match potentially more favorable terms issued to new security holders. This has the effect of increasing the number of our common shares issuable upon the assumed conversion or exercise of our existing convertible debt and warrants. At September 30, 2006 existing conversion or exercise prices related to financing agreements with favored nations clauses have been ratcheted to as low as $0.26 per share. If future issuances of securities are made at conversion or exercise prices with terms more favorable that this, existing shareholders could be significantly diluted.

We have experienced significant changes in our top management.

On September 12, 2006, we underwent a reorganization of our executive management. In connection therewith, Mr. Anthony J. Cataldo was appointed Chief Executive Officer and Chairman, replacing Mr. Gary Post who himself replaced a former Chief Executive Officer on May 19, 2006. Mr. David Ahn, Vice President Corporate Planning, also resigned effective September 12, 2006. On May 19, 2006, Mr. Robert V. Staats was appointed Chief Accounting Officer, and Mr. David Sasnett resigned as Chief Financial Officer. On July 28, 2006, Mr. Shawn M. Lewis was appointed Chief Operating Officer in addition to Chief Technology Officer. Although the board of directors believes that these management changes are in the best interests of the Company and that the new management will have a positive impact on the Company, significant personnel changes may have the effect of disrupting the day to day operations of the Company until such time as the new management is integrated and fully informed with respect to the business and operations of the Company.

We may incur goodwill and intangible asset impairment charges.

Our balance sheet at September 30, 2006 includes approximately $23.4 million in goodwill and approximately $12.5 million in other intangible assets recorded in connection with our acquisitions. We recorded significant additional amounts of goodwill and intangible assets as a result of our acquisition in October 2005 of substantially all of the assets relating to the VoIP business of WQN, and our acquisition in May 2005 of Caerus and its subsidiaries.

In accordance with SFAS 142, we test the carrying value of our goodwill and our other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. During the year ended December 31, 2005 we recorded an impairment charge to our operating results of approximately $4.2 million relating to goodwill previously recorded for an acquisition. In the nine months ended September 30, 2006, we recorded an impairment charge to operating results of $839,101 as a result of selling our interest in our subsidiary, DTNet Technologies, in April 2006. These charges reduced the carrying value of the subsidiary to its estimated fair value. We may be required to record additional impairment charges for these assets in the future, which could materially adversely affect our financial condition and results of operations. If the traded market price of our common stock continues to decline, or our future revenue does not increase coincident with amounts previously projected and utilized to determine the fair value of our goodwill and other intangible assets, a material goodwill impairment charge in the fourth quarter of 2006 is possible.

We do not have sufficient authorized shares.

Our authorized shares of stock consist of 100,000,000 shares of common stock. As of September 30, 2006, 72,509,102 common shares were issued and outstanding, and approximately 173,000,000 additional shares were contingently issuable upon the exercise of stock options and warrants, or conversion of convertible securities. A preliminary proxy statement was filed on November 9, 2006 in connection with our annual meeting of shareholders, at which a proposal was submitted to increase the authorized shares of common stock to 400,000,000 shares. If such proposal is not approved, we will be unable to satisfy the contractual obligations we have undertaken to issue future shares of common stock. As of September 30, 2006 we are also contractually obligated to register approximately 165 million shares, warrants and options. There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, in which case we would continue to be unable to satisfy our contractual obligations to register shares.

Our internal controls over financial reporting are not adequate and our independent auditors may not be able to later certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

Section 404 of Sarbanes-Oxley and the rules and regulations of the Securities Exchange Commission (the “Commission”) associated with Sarbanes-Oxley, which we refer to as Section 404, require a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on, and its independent auditors attest to, these controls. We are required to comply with Section 404 not later than our fiscal year ending December 2007. We are currently evaluating our strategy to begin performing the system and process documentation, evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. As reported in PART I, ITEM 4. CONTROLS AND PROCEDURES, we have concluded that our disclosure controls and procedures, and our financial reporting controls, are currently ineffective. Further, in the course of our ongoing evaluation, we may identify additional areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such actions could adversely affect our results of operations, cash flows and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 17, 2006, we issued and sold $2,905,875 in secured convertible notes to twelve accredited investors, for a net purchase price of $2,324,700 (after a 20% original issue discount) in a private placement. Proceeds of approximately $1,436,900 (before closing costs of $308,735) were paid in cash to the Company at closing, and $887,800 of the proceeds were used to repay three outstanding promissory notes held by three of the investors in the private placement. The investors also received five-year warrants to purchase a total of 10,378,125 shares of the Company's common stock at an exercise price of $0.43 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a) Exhibits

No. Description

10.1 Alpha et al 3(a)(10) Settlement.

10.2 Stonestreet et al 3(a)(10) Settlement.

10.3 Cataldo Employment Agreement.

10.4 Lewis Employment Agreement.

10.5 Lewis Stock Option Agreement.

10.6 Lewis Settlement Agreement and Release of Claims.

31.1  Certification by Chief Executive Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification by Chief Accounting Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification by Chief Executive Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification by Chief Accounting Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q for the period ended September 30, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP, INC.

Date: November 17, 2006	/s/ Robert V. Staats
Robert V. Staats Chief Accounting Officer