Form 10-K
period 2006-12-31
VOIP INC
filed 2007-04-02
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________to____________
Commission file number 000-28985

VOIP, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2785941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 South Wymore Road, Suite 3000
Altamonte Springs, Florida	32714
(Address of principal executive offices)	(ZIP Code)

Issuer's telephone number, including area code: (407) 389-3232

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). YES ☐ NO ☒

Issuer’s revenues for its most recent fiscal year were $14,676,948.

At June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there were 70,509,102 shares of registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Over-The-Counter Bulletin Board on June 30, 2006) was approximately $38,722,066. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding common stock as of June 30, 2006, have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 28, 2007, the registrant had outstanding 98,609,701 and no shares of par value $0.001 common stock and par value $0.001 preferred stock, respectively.

Company Symbol-VOII

VOIP, INC.

PART I

Item 1. Business

Caution Regarding Forward-Looking Statements

This annual report contains forward-looking statements relating to events anticipated to happen in the future. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Forward-looking statements also may be included in other written and oral statements made or released by us. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project," “may”, “could” and similar expressions are intended to identify forward-looking statements. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences. These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

•	Our ability to market our services successfully to new customers;
•	Our ability to retain a high percentage of our customers;
•	The possibility of unforeseen capital expenditures and other upfront investments required to deploy new technologies or to effect new business initiatives;
•	Our ability to raise capital;
•	Network development and operations;
•	Our expansion, including consumer acceptance of new price plans and bundled offerings;
•	Additions or departures of key personnel;
•	Competition, including the introduction of new products or services by our competitors;
•	Existing and future laws or regulations affecting our business and our ability to comply with these laws or regulations;
•	Our reliance on the systems and provisioning processes of regional Bell operating companies;
•	Technological innovations
•	The outcome of legal and regulatory proceedings;
•	General economic and business conditions, both nationally and in the regions in which we operate; and
•	Other factors described in this document, including those described in more detail in PART I, Item 1A. “Risk Factors.”

DESCRIPTION OF BUSINESS

General Development

We were incorporated under the laws of the State of Texas on August 3, 1998, under our original name of Millennia Tea Masters. In February 2004 we exchanged 12,500,000 shares for the assets of two start-up telecommunication businesses, eGlobalphone, Inc. and VoIP Solutions, Inc. We changed our name to VoIP, Inc., in April 2004. We consummated the acquisitions of DTNet Technologies, a hardware supplier, and VoIP Americas, an interconnected Voice-over-Internet-Protocol (“VoIP”) related company, in June and September, respectively, of 2004. We decided to exit our former tea business in December 2004, and focus our efforts and resources in the VoIP telecommunications industry. In May 2005 we completed the acquisition of Caerus, a VoIP carrier and service provider, and in October 2005 we purchased substantially all of the VoIP related assets of WQN, Inc. (“WQN”). In April 2006, we sold DTNet Technologies to our former Chief Operating Officer.

We are an emerging global provider of wholesale long-distance and local telephone services through our VoIP network (called the VoiceOne Network). VoIP is the real time transmission of voice communications in the form of digitized "packets" of information over the public Internet or our own private network, similar to the way in which e-mail and other data is transmitted. Our services allow customers to communicate at significantly reduced costs compared to traditional telephony networks, using our softswitches that connect calls over different phone lines entirely by software run on a computer system. We are a certified Competitive Local Exchange Carrier (“CLEC”) and InterExchange Carrier (“IXC”).

Since 2004 we have developed our business through strategic acquisitions, as noted in the second preceding paragraph. These acquisitions, and our subsequent VoIP-related technological enhancements, have provided us with important technology, intellectual capital and VoIP expertise, trade names, domain names, VoIP enhanced service applications, key business relationships and revenues. We own our network and technology, and provide a portfolio of advanced telecommunications technologies, enhanced service solutions, and broadband products to the VoIP industry. Our current and targeted customers include CLECs, IXCs, Internet Service Providers (“ISPs”), cable operators, and VoIP service providers in the United States and various countries around the world.

Our goal is to become the premier enabler for packet communication services for carriers (portal and ISP), service providers and cable operators seeking to offer value-added voice, data and enhanced services products using VoIP technology.

Business Segments

Our business was previously divided into three primary segments: (1) telecommunications, which consists of consumer and wholesale telecommunication services provided through our propriety VoIP network and technology; (2) wholesale sales of VoIP hardware and broadband components; and (3) the wholesaling of prepaid calling cards. We recently sold businesses comprising our hardware sales and prepaid calling card segments. Accordingly, separate financial statement information for the former segments is not provided.

Our Technology and Network

Our proprietary softswitch technology was developed in-house using protocol agnostic architecture, enabling virtually any network protocol, from legacy switches to the latest Multi-Protocol Label Switching (“MPLS”) standards, to communicate with our softswitches. Prior to softswitches, existing legacy technology uses hardware such as physical switches to route calls. Our technology approach enables us to integrate our network directly into the public switched telephone networks, with more limited capital expenditure costs.

Based on Microsoft .NET technology, we believe that integration to the enterprise desktop will drive market acceptance and use of our advanced services. Our network currently supports its own media gateways, softswitch controller, unified messaging systems, voicemail, media trans-coding and many other integral parts of a complete solution. Using our web interfaces, our customers also have the management tools needed for provisioning and maintenance of their services.

Our network operations center (“NOC”) located in Orlando, Florida, is a fully staffed, 24x7x365 operation. From the NOC we monitor all aspects of the technical environment, from our nationwide OC-12 backbone to network routers, SIP proxies and numerous routing gateways, soft switches and other aspects of our VoIP infrastructure. Fully redundant technologies are deployed in a scalable network environment that we believe will enable us to compete in the demanding IP telephony marketplace. Our network incorporates an advanced MPLS architecture which provides services to carriers and other service providers. Our network features direct interconnection facilities with multiple RBOCs, CLECs, IXCs, service providers, cable operators, wireless carriers and resellers. We also operate a smaller combination Time Division Multiplexing (“TDM”)/IP network located in Dallas, Texas.

Products and Services

Our telecommunications products and service offerings target VoIP wholesale customers, CLECs, IXCs, ISPs, cable operators and other providers of telephony services in the United States and various countries around the world. We also sell VoIP products such as EasyTalk and Rocket VoIP that are targeted at individual consumers.

Call Termination

We charge our wholesale customers minute-based fees to terminate calls on our network. We pay termination fees when it is necessary to route calls from our network to other networks for termination. Our revenues and profit margins on those revenues are a function of the number and duration of calls handled by our network and what we charge and pay to handle this traffic.

U.S. call termination takes place either on our network or that of one of our network partners to which we route traffic. Our international termination product features direct routes and connections established to many international voice carriers worldwide. Carriers use complex least-cost-routing algorithms that direct traffic to the lowest cost carrier. We are attempting to establish a competitive cost structure through the efficiencies of our network design, the completion and implementation of our own least-cost routing algorithms, and through current and future partnerships with key off-net and niche providers. Revenues generated from these services for the year ended December 31, 2006, substantially all of which were derived from one customer, amounted to $5.7 million or 39% of our consolidated revenues during this period.

VoiceOne Carrier Direct

We are in the early stages of implementing our VoiceOne Carrier Direct program which we believe will enable us to develop a significant facilities-based, carrier customer base. We believe that carriers that want to offer VoIP services have essentially three options: create their own internal VoIP capabilities, acquire a VoIP carrier, or partner with a VoIP carrier. The first two of these options are typically expensive and time consuming, both initially and with respect to ongoing system maintenance. With respect to the third option, our VoiceOne Carrier Direct is a partner program for carriers that provide them with our technology to IP-enable their TDM networks. With this program the carriers receive our equipment and expertise, enabling them to rapidly enter the VoIP services market without making significant capital expenditures. Because our technology is protocol agnostic, by implementing the VoiceOne Carrier Direct program we believe our customers can avoid modifications to their TDM networks and the operability issues that can plague the interface of legacy systems with IP technology. We interface our customers' TDM systems to our VoIP network. We do not charge the carriers for equipment that includes softswitch technology, a media gateway, a service creation environment, a multi-protocol label switching network and access to our products and services. In return for our equipment and expertise, the facilities based carrier pays us fees to terminate calls on our network and for other services such as Hosted IP Centrex and local inbound. We anticipate that this strategy will be attractive to the carriers since it provides them with a new group of customers and revenue sources without requiring them to modify their legacy systems or expend capital. Once the carriers are part of our Carrier Direct Program, we can obtain revenues from calls the carriers terminate on our network, and can terminate calls on their network. Through December 31, 2006 we had not generated any significant revenues from our VoiceOne Carrier Direct program.

Click-to-Call

In November 2006 we introduced Click-to-Call, which involves initiating phone calls from computers without dialing. This technology is currently used as a sales lead generator in online ads. From a web site, users type in the desired service (flowers, pizza, etc.) along with their zip code. Once a service provider is located and selected, the user then enters their phone number, clicks “call” on the web site, and their phone will ring connecting them to the service provider. We receive minute-based revenue for each call carried on our network. Through December 31, 2006 we had not generated significant revenues from our Click-to-Call program.

EasyTalk

EasyTalk, our automated number identification (“ANI”) retail product, marketed through our website, is a long distance service with “ease of use” features for consumers. We believe that EasyTalk is a step beyond calling cards. Our network is programmed to automatically recognize our customers’ phone numbers and to provide callers from these numbers immediate access to long-distance services. No calling card or PIN number is required. Consumer features include PIN-less dialing, fast *1 recharge of the service, speed dial, and quick query of current balance. As of December 31, 2006 we had approximately 25,000 EasyTalk customers, and revenues generated from this product offering amounted to approximately $5.5 million for the year ended December 31, 2006.

Rocket VoIP

Our Rocket VoIP retail product allows customers to use, through a media terminal adapter we provide, their high speed Internet connection to place local, long distance and international calls. As of December 31, 2006 we had approximately 3,000 Rocket VoIP customers, and revenues generated for this product offering amounted to approximately $600,000 for the year ended December 31, 2006.

Other Products

We also sell various PIN and ANI products to consumers via our website.

Prepaid Calling Cards Segment

We previously sold prepaid calling cards that we purchased from other carriers to private distributors located in Southern California. Unlike our other communications products, the communication traffic arising from the use of these cards to place telephone calls was handled by carriers affiliated with vendors we purchased the cards from, and not by our network. In October 2006, we terminated our Marketing and Distribution Agreement with Phone House, Inc., effectively discontinuing this business segment, and its operations are accounted for as discontinued.

Hardware Sales Segment

Our hardware sales subsidiary, doing business as DTNet Technologies, operated a fulfillment center in Clearwater, Florida from which we sold a variety of VoIP hardware and broadband components to broadband service providers. These products included cable modems, DSL modems, AV power line and home plug adapters, and multimedia terminal adapters. In April 2006, we sold DTNet Technologies to our former Chief Operating Officer, and its operations have since been accounted for as discontinued.

OUR STRATEGY

Our objective is to provide reliable, scalable, and competitively-priced worldwide VoIP communication services with unmatched quality. We plan to achieve this objective by delivering innovative technologies and services while balancing the needs of our customers with the needs of our business. We intend to bring high quality voice products and services, at an affordable price, to other communication providers, businesses and residential consumers to enhance the ways in which these customers communicate with the rest of the world. Recognizing that basic voice service is a commodity item that does not drive significant profits, we plan to provide basic services to customers that will lead into margin expansion as more advanced features are offered on our network, including initiating phone calls from computers without dialing (click-to-call technology), checking voicemail, faxes, and emails from a single computer in-box (unified messaging), providing audio and video teleconferencing, and offering VoIP services with leased lines.

Specific strategies to accomplish this objective include:

• building our carrier/service provider customer base through aggressive marketing of our VoiceOne Carrier Direct program;
• completing the expansion of our network (currently in process);
• capitalizing on our technological expertise to introduce new products, services and features;
• customizing our service offerings for the purpose of pursuing strategic partnerships with major customers and suppliers;
• offering the best possible service and support to our customers;
• developing additional distribution channels;
• expanding our market share for our retail calling services;
• increasing our customer base by introducing cost-effective solutions to interconnect with our network; and
• controlling operating expenses and capital expenditures.

Competition

We compete primarily in the market for enhanced IP communications services. This market is highly competitive and has numerous service providers. The market for enhanced Internet and IP communications services is new and rapidly evolving. We believe that the primary competitive factors determining success in the Internet and IP communications market are:

• quality of service;
• breadth and depth of service offerings;
• ability to custom create innovative solutions;
• the ability to meet and anticipate customer needs through multiple service offerings and feature sets;
• responsive customer care services; and
• price.

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

Our primary competitors include:

•  carriers operating in the U.S. and abroad, including Level 3, Global Crossing, Cogent Communications Group, Inc., XO Holdings, Inc., US LEC Corporation, Pac-West Telecomm, Inc.; and
•  subscriber based service provider competitors, including Vonage, Packet8, DeltaThree, SunRocket, Time Warner, Comcast and Net2phone.

Human Resources

VoIP, Inc. currently employs 53 persons in the following capacities: 3 officers, 26 general and administrative employees, and 24 technology personnel. We consider our relations with our employees to be favorable. We have never had a work stoppage, and none of our employees is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key technical personnel. Our Chief Executive Officer and Chief Operating Officer are bound by employment agreements through September 2009. Competition for qualified personnel in our industry and geographical location is intense. We cannot assure you that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

Intellectual Property

We have developed several important intellectual property features. VoiceOne has developed and the network provides an E911 solution to comply with the FCC's recent order imposing E911 requirements on VoIP service providers. VoiceOne's 911 service is known as Enhanced E911. A key feature of the E911 service is that it can route emergency calls for the customer whose location is constant as well as the customer who often moves the location of his VoIP device. Customers can update their location information in real time, so that their 911 call will be delivered to the appropriate PSAP in the new location. To further support the FCC 911 mandate, we have applied for a patent for our 911 compliant VoIP Multimedia Terminal Adaptor.

We have developed Pathfinder as a "cascading provisioning server" feature for deployment of zero-touch hardware deployment and is a new development that is exclusive to our platform. The system allows each device to auto-provision without any customer interaction even in situations where there are multiple levels of resellers to distribute the product to their customers (to any number of resale levels). This allows for installations without any customer service or technical support time spent in configuration issues.

REGULATION

We are currently both a value added service provider and a provider of interconnected Voice over Internet Protocol (“VoIP”) services as that term is defined under federal law. The integration and softswitch portions of our business are expected to remain unthreatened by traditional common carrier regulation in major nations in which we expect to do business. Our telecommunications service offerings may potentially experience regulatory pressures as the United States makes changes in its telecommunications law to encompass interconnected VoIP services. The imposition of government regulation on our business could adversely affect our operations by requiring additional expense to meet compliance requirements and subject us to additional fees and surcharges that are currently applicable to providers of legacy telecommunications services.

The FCC regulates interstate and international telecommunications services. The FCC imposes extensive regulations on common carriers such as ILECs that have some degree of market power. The FCC imposes less regulation on common carriers without market power, such as the Company. The FCC permits these non-dominant carriers to provide domestic interstate services (including long-distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities and to provide or resell telecommunications services between the United States and international points. Under the Telecommunications Act of 1996 (the "1996 Act"), any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. The 1996 Act opened the local services market by requiring ILECs to permit interconnection to their networks.

The FCC has to date treated Internet service providers (“ISPs”) as "enhanced service providers," exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. Nevertheless, regulations governing disclosure of confidential communications, copyright, excise tax and other requirements may apply to the provision of Internet access services.

FCC Regulation of Interconnected VoIP Services

There are a number of regulatory proceedings underway or being considered by federal and state authorities, including the Federal Communications Commission, or FCC, and state regulatory agencies that could potentially impact providers of interconnected VoIP services, like us. Currently, providers of interconnected VoIP services are largely unregulated in the United States particularly when compared to providers of traditional telecommunications services. On March 10, 2004, the FCC adopted a Notice of Proposed Rulemaking, which will address a variety of issues concerning the regulatory treatment of VoIP telephony. We cannot predict the outcome of this proceeding. Should the FCC adopt additional regulations that would be applicable to interconnected VoIP providers like us, our costs of doing business would likely increase and would make our services less competitive with traditional providers of telecommunications services.

In November 2004, the FCC ruled that the interconnected VoIP services of a particular company are jurisdictionally interstate and not subject to state certification, tariffing and most other state telecommunications regulations. The FCC ruling was upheld on appeal. We believe that our interconnected VoIP service is substantially similar to the one the FCC ruled on and that our service would also be considered interstate and free from state regulation.

In June 2006, the FCC determined that providers of interconnected VoIP services must contribute to the federal Universal Service Fund, or USF. For a period of at least two quarters beginning October 1, 2006, we will be required to contribute to the USF for its subscribers’ retail revenues as well as through its underlying carriers’ wholesale charges. The impact of this obligation is to either increase prices for our services to our customers or to reduce our profit margin. This could have a material adverse effect on our financial position, results of operations and cash flows. The FCC Order applying USF contributions to interconnected VoIP providers is currently under appeal and the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time.

Interconnected VoIP providers, like us, are required to offer the 911 emergency calling capabilities similar to those available to subscribers of traditional switched phone lines. We were also required to distribute stickers and labels warning customers of the limitations associated with accessing emergency services through an interconnected VoIP service, as well as to notify and to obtain affirmative acknowledgement from customers that customers were aware of the differences between the emergency calling capabilities offered by interconnected VoIP providers as compared to traditional, wireline providers of telephone service. These requirements pertain to our Rocket VoIP customers described on page 6. The FCC’s Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement against interconnected VoIP providers that have received affirmative acknowledgement from at least 90% of their subscribers, which we have received.

 Like many interconnected VoIP providers, we cannot offer VoIP E911 services that route emergency calls in a manner consistent with the FCC rules for all of its customers. We are addressing this issue with our VoIP E911 solution providers. The FCC may determine that our VoIP E911 solution for certain customers does not satisfy the requirements of the VoIP E911 order because, in some instances, Volo will not be able to connect subscribers directly to a PSAP. Volo recently received correspondence from the FCC requesting additional information about its 911 compliance. We understand that a number of interconnected VoIP providers received similar correspondence. A response is due on April 11, 2007. We cannot predict what action the FCC may take after reviewing our responses. Should the FCC engage in any type of enforcement action, such as disconnecting customers, paying monetary fines, or any other type of enforcement action, such actions could have a material adverse effect on our financial position, results of operations and cash flows.

On August 5, 2005, the FCC unanimously adopted an order requiring interconnected VoIP providers, like the Company, to comply with the Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires covered providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. Under the FCC Order, interconnected VoIP providers will be required to comply with CALEA obligations by May 14, 2007 and make certain filings prior to that date. Consistent with the relevant rules, we are working with a third-party solution provider to devise a CALEA solution. Our failure to achieve compliance with any future CALEA orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

The effect of any future laws and regulations on our operations cannot be determined.

State Regulation

The 1996 Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures. Because the implementation of the 1996 Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services will develop.

Local Regulation

Our network is subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city, county- by-county and state-by-state basis.

Item 1A. Risk Factors

RISKS RELATED TO OUR COMPANY

We are not in compliance with the terms of our secured loan agreement, and the note holders may accelerate the amounts due at any time.

We are not in compliance with certain covenants of the agreement for our secured loan from a lending institution, now held by a group of institutional investors (and formerly held by Cedar Boulevard Lease Funding LLC). The loan balance currently amounts to approximately $1.9 million, and we have also not made scheduled principal and interest payments. In addition, the loan is now accruing interest at 17.5%, and is repayable through May 2007. Because the investors have a security interest in all of our assets, they may choose to accelerate the loan payments at any time, which would have a significant adverse impact on our financial condition, and could impair our ability to continue as a going concern.

We are not in compliance with the terms of our convertible notes issued in July and October 2005, in January and February of 2006, and in October 2006, and the note holders may accelerate the amounts due at any time.

The provisions of the convertible notes issued in July and October 2005, in January and February 2006, and in October 2006 provide that the failure to pay principal and interest timely and the failure to register the securities underlying the notes within the required time limit are events of default under the notes. We have not made scheduled payments of $217,506 under the 2005 notes and have not made scheduled payments of $1,286,079 under the 2006 notes. Also we have not registered all of these note shares and related warrant shares. The convertible note holders have not declared a default under the loan agreements. However, the amounts due under the notes could be accelerated and immediately due and payable, which would adversely affect our financial condition.

Because we failed to meet our obligations to file registration statements required under the various subscription agreements related to certain of our note, warrant and common stock financings timely, we are accruing liquidated damages for breach of contract until such time as the registration statements are filed and are declared effective.

Pursuant to the subscription agreements under which certain investors purchased notes, common stock and warrants in 2005 and 2006, we agreed to register the securities purchased for resale by those investors under the Securities Act of 1933, as amended, within a specified time. Because we failed to comply with these requirements, we currently owe liquidated damages of $2,200,631 plus 1,535,219 shares of common stock, and will continue to incur liquidated damages amounting to $278,432 per month until there are effective registration statements covering the notes and warrants. Because we are incurring substantial liquidated damages on a monthly basis, our failure to comply with the terms of the notes and warrants could continue to have an adverse effect on our financial position and our results of operations. We are currently contractually obligated to register approximately 269 million shares, warrants and options. There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, in which case we would continue to be unable to satisfy our contractual obligations to register shares.

Our substantial debt could adversely affect our financial position, operations and ability to grow.

As of December 31, 2006, our total liabilities were approximately $37.9 million, most of which are classified as current. Our substantial indebtedness could have adverse consequences in the future. For example, it could:

•
Require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce amounts available for working capital, capital expenditures, research and development, and other general corporate purposes;

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

We need immediate additional capital to continue our operations.

Our operations currently require significant amounts of cash. We intend to continue to enhance and expand our network in order to maintain our competitive position and meet the increasing demands for service quality, capacity and competitive pricing. Also, our pursuit of new customers and the introduction of new products and/or services will require significant marketing and promotional expenses that we often incur before we begin to receive the related revenue. To date, our operations have consumed, rather than generated, cash. Our working capital and capital expenditure requirements have been met by sales of debt and equity securities. We need to raise additional capital to continue our operations. We may not be able to raise additional capital. If we are able to raise additional capital through the issuance of additional equity or debt, our current investors could experience further dilution. We need to raise additional debt or equity capital imminently to provide the funds necessary to repay or restructure our debt and continue operations. If unsuccessful, or if the note holders declare the Company's notes in default, we may not be able to continue operations.

We have experienced significant changes in our top management.

On September 12, 2006, we underwent a reorganization of our executive management. Accordingly, Mr. Anthony J. Cataldo was appointed Chief Executive Officer and Chairman, replacing Mr. Gary Post, who himself replaced a former Chief Executive Officer on May 19, 2006. Mr. David Ahn, Vice President Corporate Planning, also left the Company effective September 12, 2006. On May 19, 2006, Mr. Robert V. Staats was appointed Chief Accounting Officer, and Mr. David Sasnett resigned as Chief Financial Officer. On July 28, 2006, Mr. Shawn M. Lewis was appointed Chief Operating Officer in addition to Chief Technology Officer. Although the board of directors believes that these management changes are in our best interests and that the new management will have a positive impact, significant personnel changes may have the effect of disrupting our day-to-day operations until such time as the new management is integrated and fully informed with respect to our business and operations.

We may incur goodwill and intangible asset impairment charges.

Our balance sheet at December 31, 2006 includes approximately $21.2 million in goodwill and approximately $11.5 million in other intangible assets recorded in connection with our acquisitions. We recorded significant additional amounts of goodwill and intangible assets as a result of our acquisition in October 2005 of substantially all of the assets relating to the VoIP business of WQN, and as a result of our acquisition in May 2005 of Caerus and its subsidiaries.

In accordance with SFAS 142, we test the carrying value of our goodwill and our other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. During the year ended December 31, 2005 we recorded an impairment charge to our operating results of approximately $4.2 million relating to goodwill previously recorded for an acquisition. During the year ended December 31, 2006, we recorded an impairment charge to operating results of $839,101 as a result of selling our interest in our subsidiary, DTNet Technologies, in April 2006. These charges reduced the carrying value of the subsidiary to its estimated fair value. We may be required to record additional impairment charges for these assets in the future, which could materially adversely affect our financial condition and results of operations. If the traded market price of our common stock declines, a material goodwill impairment charge in the future is possible.

Our internal controls over financial reporting are not adequate, and our independent auditors may not be able to later certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

Section 404 of Sarbanes-Oxley and the rules and regulations of the Securities Exchange Commission (the “Commission”) associated with Sarbanes-Oxley, which we refer to as Section 404, require a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on, and its independent auditors to attest to, these controls. We are required to comply with Section 404 not later than our fiscal year ending December 2007. We are currently evaluating our strategy to begin performing the system and process documentation, evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. As reported in Item 9A. Controls and Procedures beginning at page 31, we have concluded that our disclosure controls and procedures, and our financial reporting controls, are currently ineffective. Further, in the course of our ongoing evaluation, we may identify additional areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and remediation actions or the impact of the same on our operations, and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such actions could adversely affect our results of operations, cash flows and financial condition.

We have a history of losses and negative cash flows from operations, and we anticipate such losses and negative cash flows will continue.

We have incurred significant losses since inception, and we anticipate continuing to incur significant losses for the foreseeable future. Our net loss for the fiscal years ended December 31, 2006 and 2005 was approximately $41.2 million and $28.3 million, respectively. Our net cash used for operating activities for these same periods was approximately $12.4 million and $20.0 million, respectively. As of December 31, 2006, our accumulated deficit was approximately $76.0 million. Our revenues may not grow or even continue at their current level. We will need to significantly increase our revenues and gross margins to become profitable. In order to increase our revenues, we need to attract and maintain customers to increase the fees we collect for our services. If our revenues do not increase as much as we expect, we may never be profitable. Even if our revenues increase, if we are unable to generate sufficiently profitable margins on these revenues, we may never be profitable. If we become profitable, we may not be able to sustain or increase profitability.

We have a limited operating history upon which you can evaluate us.

We have only a limited operating history upon which you can evaluate our business and prospects. We commenced operations of our current business in 2004, and the majority of our operations are comprised of businesses we acquired in 2005. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for Internet protocol (IP) communications services. These risks include our ability:

•	To successfully integrate our recent acquisitions;
•	To increase acceptance of our VoIP communications services, thereby increasing the number of users of our IP telephony services;
•	To compete effectively; and
•	To develop new products and keep pace with developing technology.

In addition, because we expect an increasing percentage of our revenues to be derived from our IP communications services, our past operating results may not be indicative of our future results.

We may not be able to expand our revenue base and achieve profitability.

Our business strategy is to expand our revenue sources by providing IP communications services to several different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Approximately 39% of our consolidated revenues for the year ended December 31, 2006 were derived from one customer, and our gross margins for these revenues were negative. Currently, our revenues are generated by providing termination services for other carriers and end users, and from the sales of retail VoIP services to consumers. These services have not been profitable to date and may not be profitable in the future.

In the future, we intend to generate increased revenues from IP communications services from multiple sources, many of which are unproven. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

•	Acceptance and use of IP telephony;
•	Growth in the number of our customers;
•	Expansion of service offerings;
•	Traffic levels on our network;
•	The effect of competition, regulatory environment, international long distance rates, and access and transmission costs on our prices; and
•	Continued improvement of our global network quality.

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

Additionally, our success depends on our ability to handle a large number of simultaneous calls. We expect that the volume of simultaneous calls will increase significantly as we expand our operations. If this occurs, additional stress will be placed upon the network hardware and software that manages our traffic. We cannot assure stockholders of our ability to efficiently manage a large number of simultaneous calls. If we are not able to maintain an appropriate level of operating performance, or if our service is disrupted, then we may develop a negative reputation and our business, results of operations, and financial condition could be materially adversely affected.

We may be unsuccessful selecting the most economical call routing.

We rely on vendors to terminate calls. Vendor charges for these services vary by call route, and costs between vendors for the same routes vary. Because of the heavy volume of calls handled by our network, automation of the call routing to the “least-cost” vendor for each route is typically required to generate a positive gross margin. We are currently developing such automation, but we may not be successful in its implementation or further maintenance, which would adversely affect our financial performance.

We face a risk of failure of computer and communications systems used in our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems (also referred to as network access points) in facilities in Orlando, Atlanta, New York, Dallas, and Los Angeles. Our systems and those that connect to our network are subject to disruption from natural disasters or other sources such as power loss, communications failure, hardware or software malfunction, network failures, and other events both within and beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

Our computer systems and operations may be vulnerable to security breaches.

Our computer infrastructure is potentially vulnerable to physical or electronic computer viruses, break-ins and similar disruptive problems and security breaches that could cause interruptions, delays or loss of services to our users. We believe that the secure transmission of confidential information, such as credit card numbers, over the Internet is essential in maintaining user confidence in our services. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new technologies or other developments could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Although we have experienced no security breaches to date of which we are aware, we cannot guarantee you that our security measures will prevent security breaches.

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

We may enter international markets such as Eastern Europe, the Middle East, Latin America, Africa and Asia and may expand our existing operations outside the United States. International operations are subject to inherent risks, including:

•	Potentially weaker protection of intellectual property rights;
•	Political and economic instability;
•	Unexpected changes in regulations and tariffs;
•	Fluctuations in exchange rates;
•	Varying tax consequences; and
•	Uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

Our entry into new lines of business, as well as potential future acquisitions, joint ventures or strategic transactions, entail numerous risks and uncertainties that could have an adverse effect on our business.

We may enter into new or different lines of business, as determined by management and our board of directors. Our acquisitions, as well as any future acquisitions or joint ventures, could result, and in some instances have resulted, in numerous risks and uncertainties including:

•
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

•	Diversion of management’s attention and resources from our existing businesses;
•	Significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;
•	The incurrence of debt and contingent liabilities or impairment charges related to goodwill and other long-lived assets;
•	Difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;
•	Regulatory and tax risks relating to the new or acquired business;
•	The risks of entering geographic and business markets in which we have limited (or no) prior experience;
•	The risk that the acquired business will not perform as expected; and
•	Material decreases in short-term or long-term liquidity.

RISKS RELATED TO OUR INDUSTRY

Our future success depends on the growth in the use of Internet Protocol as a means of communications.

If the market for IP communications in general, and our services in particular, does not grow or does not grow at the rate we anticipate, we will not be able to increase our number of customers or generate the revenues we anticipate. To be successful, IP communication requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

•	Inconsistent quality or speed of service;
•	Traffic congestion;
•	Potentially inadequate development of the necessary infrastructure;
•	Lack of acceptable security technologies;
•	Lack of timely development and commercialization of performance improvements; and
•	Unavailability of cost-effective, high-speed access.

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

Competition in the market for IP communications services is becoming increasingly intense, and such competition is expected to increase significantly in the future. The market for Internet and IP communications is new and rapidly evolving. We expect that competition from companies both in the Internet and telecommunications industries will increase in the future. Our competitors include both start-up IP telephony service providers and established traditional communications providers. Many of our existing competitors and potential competitors have broader portfolios of services; greater financial, management and operational resources; greater brand-name recognition; larger subscriber bases; and more experience than we have. In addition, many of our IP telephony competitors use the public Internet instead of a private network to transmit traffic. Operating and capital costs of these providers may be less than ours, potentially giving them a competitive advantage over us in terms of pricing. We also compete against discount telecommunications services including prepaid calling cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing on instant messaging, PC-to-PC and PC-to-phone, and/or broadband phone services.

In addition, traditional carriers, cable companies and satellite television providers are bundling services and products not offered by us with Internet telephony services. While this provides us with the opportunity to offer these companies our products and services as a way for them to offer Internet telephony services, it also introduces the risk that they will introduce these services on their own utilizing other options while at the same time making it more difficult for us to compete against them with direct-to-consumer offerings of our own. If we are unable to provide competitive service offerings, we may lose existing users and be unable to attract additional users. In addition, many of our competitors, especially traditional carriers, enjoy economies of scale that result in a lower cost structure for transmission and related costs, which cause significant pricing pressures within the industry. In order to remain competitive we intend to increase our efforts to promote our services, and we cannot be sure that we will be successful in doing this.

In addition to these competitive factors, recent and pending deregulation in some of our markets may encourage new entrants. We cannot assure you that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

Decreasing telecommunications rates may diminish our revenues and profitability.

International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that rates will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. In addition, our ability to market our carrier transmission services to telecommunications carriers depends upon the existence of spreads between the rates offered by us and the rates offered by traditional telecommunications carriers, as well as a spread between the retail and wholesale rates charged by the carriers from which we obtain wholesale service. Continued rate decreases will require us to lower our rates to remain competitive, could reduce our revenues, and reduce or possibly eliminate our gross profit from our carrier transmission services. If telecommunications rates continue to decline, we may lose users for our services.

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

Third parties might infringe upon our proprietary technology, and we could be deemed to have infringed upon others’ proprietary technology.

We cannot assure you that the steps we have taken to protect our intellectual property rights will prevent misappropriation of our proprietary technology. To protect our rights to our intellectual property, we rely on a combination of trademark and trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources. In addition, given the growing level of VoIP-related patents and related patent litigation, we could be deemed to have infringed on the patent rights of others, which could also result in the expenditure of significant financial and managerial resources, and which, if we are unsuccessful in defending, could result in significant damage awards.

If we are not able to obtain necessary licenses of third-party technology at acceptable prices, or at all, some of our products may become obsolete.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third-party licenses required in our current products, or to obtain any new third-party licenses to develop new products and product enhancements, could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products. We currently license third party technology for products acquired through the WQN acquisition.

Government regulation and legal uncertainties relating to IP telephony could harm our business.

Historically, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using IP telephony. Based on specific regulatory classifications and recent regulatory decisions, we believe we qualify for certain exemptions from telecommunications common carrier regulation in many of our markets. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions, making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services. In addition, our services may be subject to regulation if regulators distinguish phone-to-phone telephony service using IP technologies over privately-managed networks such as our services from integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services. Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws which affect the growth of the Internet could hinder our ability to provide our services over the Internet.

Recent regulatory enactments by the FCC will require us to provide enhanced Emergency 911 dialing capabilities to our subscribers as part of our standard VoIP services and to comply with certain notification requirements with respect to such capabilities. These requirements will result in increased costs and risks associated with the delivery of our VoIP services. Even assuming our full compliance with Emergency 911 requirements, such compliance and our efforts to achieve such compliance will increase our cost of doing business in the VoIP arena and may adversely affect our ability to deliver our VoIP telephony services to new and existing customers in all geographic regions.

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

Terrorist attacks, hostilities or other sustained military campaigns may adversely impact the industry and us.

The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely impact us. The long-term impact that terrorist attacks and the threat of terrorist attacks may have on the telecommunications industry is not known at this time. Uncertainty surrounding future hostilities both in the United States and abroad may adversely impact us in unpredictable ways.

RISKS RELATED TO OUR STOCK

Because many of our current financing agreements contain “favored nations” clauses, future securities issuances at prices below contractual thresholds may trigger price ratchets that could decrease the exercise price or conversion rate of our existing convertible debt and warrants, significantly diluting existing shareholders.

Many of our existing convertible debt and warrant agreements contain “favored nations” clauses, whereby their related conversion or exercise prices automatically ratchet downward to match potentially more favorable terms issued to new security holders. This has the effect of increasing the number of our common shares issuable upon the assumed conversion or exercise of our existing convertible debt and warrants. Existing conversion or exercise prices related to financing agreements with favored nations clauses have been ratcheted to as low as $0.18 per share. If future issuances of securities are made at conversion or exercise prices with terms more favorable than this, existing shareholders could be significantly diluted.

Our stock price has been and may continue to be volatile.

The market for technology stocks in general and our common stock in particular, has been and will likely continue to be extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

•	The addition or loss of any major customer;
•	Changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;
•	Quarterly variations in our operating results;
•	Changes in financial estimates by securities analysts;
•	Speculation in the press or investment community;
•	Announcements by us or our competitors of significant contracts, new products or acquisitions, distribution partnerships, joint ventures, or capital commitments;
•	Sales of common stock or other securities by us or by our shareholders in the future;
•	Securities and other litigation;
•	Announcement of a stock split, reverse stock split, stock dividend, or similar event;
•	Economic conditions for the telecommunications, networking, and related industries; and
•	Economic instability.

We do not expect to pay dividends.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain profits, if any, to fund growth and expansion.

We do not have sufficient authorized or registered shares, and future common stock dilution is likely.

Our authorized shares of stock consist of 400,000,000 shares of common stock. As of March 28, 2007, 98,609,701 common shares were issued and outstanding, and approximately 242.1 million additional shares are currently issuable upon the conversion of all convertible debt, and the exercise of all options and warrants. We are also required to reserve an additional 76.6 million common shares under our various financing agreements and stock option plans. We will need to seek future shareholder approval of additional common shares to meet these obligations. If such approval is not obtained, we will be unable to satisfy all of the contractual obligations we have undertaken to issue and reserve future shares of common stock. Also, if significant numbers of additional common shares are issued as allowed for above or in conjunction with new financing, our current shareholders would experience significant dilution of their ownership, and our stock price per share could decline substantially. The following table specifies, for each listed obligation, the common shares issuable upon the conversion of all convertible debt and the exercise of all options and warrants, additional reservation requirements, and planned common share issuances upon approval of our proposed increase in our authorized common shares.

	Additional Common Stock Outstanding				Additional Reservation			Current	Minimim Total
	Upon Conversion/Exercise [1]				Requirements [2]			Obligations	Additional
	Convertible				Convertible			To Issue	Authorized
	Notes	Warrants	Options	Subtotal	Notes	Options	Subotal	Shares [3]	Shares Required

May 2005 private placement	-	2,486,970	-	2,486,970	-	-	-	1,535,219	4,022,189
July and October 2005 convertible
notes and warrants	2,714,130	3,713,542	-	6,427,672	12,730,778	-	12,730,778	10,016,678	29,175,128
January and February 2006 convertible
notes and warrants	46,406,121	9,074,104	-	55,480,225	10,514,238	-	10,514,238	6,165,068	72,159,531
November 2005 financing
agreement	-	2,225,000	-	2,225,000	-	-	-	4,736,111	6,961,111
WQN, Inc.	21,978,113	-	-	21,978,113	-	-	-	-	21,978,113
October 06 convertible notes
and warrants	16,143,750	10,378,125	-	26,521,875	16,143,750	-	16,143,750	-	42,665,625
February 1, 2007 convertible notes	10,653,227	-	-	10,653,227	-		-	-	10,653,227
February 16, 2007 convertible notes	23,244,394	21,320,661	-	44,565,055	23,244,394		23,244,394	-	67,809,449
Nov/Dec 06 & Jan 07 bridge notes	-	2,421,894	-	2,421,894	-	-	-	4,000,000	6,421,894
2004 Stock Option Plan	-	-	-	-	-	4,000,000	4,000,000	-	4,000,000
2006 Stock Option Plan	-	-	-	-	-	10,000,000	10,000,000	-	10,000,000
Securities owned by consulting and
other professional firms	-	4,349,327	305,646	4,654,973	-		-	2,170,000	6,824,973
Current and former officer and
employee securities [4]	-	6,225,000	1,562,500	7,787,500	-	-	-	23,435,218	31,222,718
Securities owned by or owed to
shareholders	-	3,892,385	-	3,892,385	-	-	-	979,282	4,871,667

Totals	121,139,735	66,087,008	1,868,146	189,094,889	62,633,160	14,000,000	76,633,160	53,037,576	318,765,625

1 These columns represent common shares issuable upon the hypothetical conversion of outstanding convertible debt, and the exercise of all outstanding warrants and options.
2 These columns represent contractual requirements to reserve specified or computed numbers of common shares from our authorized capital, in addition to the conversion/exercise amounts referred to in footnote 1.
3 These are common shares that are contractually owing to various individuals or firms, and are expected to be issued after our authorized shares are increased. (See Note R to our December 31, 2006 consolidated financial statements on page 71 for subsequent authorized common stock increase.)
4In addition, our Chief Executive Officer and Chief Operating Officer may receive additional options sufficient to maintain their common share ownership at 5% and 8%, respectively.

Item 2. Properties

Our headquarters are in Altamonte Springs, Florida. We also have offices and facilities in Dallas, Texas. Following is a description of these facilities, all of which are leased, as of December 31, 2006.

Location	Purpose	Approx. Sq. Ft.	Annual Rent
151 S. Wymore Rd, Suite 3000	Network facilities and	11,500	$208,000
Altamonte Springs, FL 32714	corporate offices

14911 Quorum Dr., Suite 140	Offices	3,124	$60,000
Dallas, Texas 75254

Item 3. Legal Proceedings

MCI

On April 8, 2005, our subsidiary, Volo Communications, filed suit against MCI WorldCom Network Services, Inc. d/b/a UUNET ("MCI WorldCom"). Volo alleges that MCI WorldCom engaged in a pattern and practice of over-billing Volo for the telecommunications services it provided pursuant to the parties' Services Agreement, and that MCI WorldCom refused to negotiate such overcharges in good faith. Volo also seeks damages arising out of MCI WorldCom's fraudulent practice of submitting false bills by, among other things, re-routing long distance calls over local trunks to avoid access charges, and then billing Volo for access charges that were never incurred.

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
Extensive discovery took place throughout 2006, with multiple depositions taking place, written discovery requests being exchanged, and extensive document productions being held.

On December 20, 2006, the Court granted MCI WorldCom summary judgment dismissing Caerus' claim for slander of credit. On January 7, 2007, the Court issued a scheduling order setting a trial date for June 18, 2007, with several interim deadlines. On February 28, 2007, the Court denied MCI WorldCom's motion for summary judgment of dismissal of the claims of Volo and Caerus for declaratory relief, denied Caerus' motion for clarification or reargument of the dismissal of the slander of credit claim and denied Volo's and Caerus' motions in the alternative to amend their complaints.

On January 2, 2007, an Amended Case Management and Scheduling Order was entered which imposed a May 18, 2007 discovery cutoff; a June 5, 2007 pre-trial conference; and a June 18, 2007 time-certain trial. On January 11, 2007, MCI WorldCom and Volo/Caerus participated in a Court-ordered mediation conference. The parties engaged in further settlement discussions in February and March 2007, which ultimately led to an agreement to terms to settle the litigation and the signing of a mutually acceptable settlement term sheet on March 27, 2007. The term sheet contains a due diligence provision that, upon completion under certain circumstances, permits MCI WorldCom to decide whether or not to proceed with the settlement. The parties’ contemplate finalizing and executing mutually acceptable settlement documents reflecting the confidential settlement term sheet before the case is be dismissed.

In the event the parties withdraw from the settlement, the Company is currently unable to assess the likelihood of a favorable or unfavorable outcome. In that event, it is not clear whether or not the Court will hold the parties to the previously-ordered June 2007 trial.

Cross Country Capital Partners, L.P.

On or about September 25, 2006, Cross Country Capital Partners, L.P. (“Cross Country”) filed suit against us in the District Court, 116th Judicial Circuit, Dallas County, Texas. Cross Country asserts a claim for breach of contract in connection with a securities purchase agreement entered into with us. Cross Country also seeks specific performance of the securities purchase agreement at issue. Cross Country seeks unspecified damages and attorneys’ fees, which fees are provided for in the securities purchase agreement and under Texas law. On or about December 14, 2006, we filed our Answer denying any wrongdoing and asserting numerous affirmative defenses. We intend to vigorously defend this matter but are unable to assess the outcome of this litigation or its impact on our financial condition and results of operations.

Other Litigation

We are currently a defendant in other lawsuits and disputes arising in the ordinary course of business, and have accrued related litigation charges totaling $561,305 for the year ended December 31, 2006. We believe that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not exceed the amounts accrued in our consolidated financial statements, which may in turn materially adversely affect our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dividends

We have no current plans to pay any future cash dividends on the common stock. Instead, we intend to retain all earnings, other than those required to be paid to the holders of any preferred stock we may issue in the future, to support our operations and future growth. The payment of any future dividends on the common stock will be determined by the board of directors based upon our earnings, financial condition and cash requirements; possible restrictions in future financing agreements, if any; business conditions; and such other factors deemed relevant.

Market Information

The common stock is traded on the OTCBB under the symbol “VOII.” The following quotations reflect the high and low for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
12/31/06	$0.47	$0.29
9/30/06	0.68	0.26
6/30/06	1.29	0.49
3/31/06	2.62	1.28
12/31/05	2.07	1.27
9/30/05	2.30	0.95
6/30/05	1.65	1.03
3/31/05	4.08	1.61

 Holders

As of March 22, 2007 there were approximately 424 shareholders of record and an unknown number of beneficial holders holding through brokers.

Common Stock

We are authorized to issue up to 400,000,000 shares of common stock, par value $.001 per share. As of March 28, 2007, approximately 98,609,701 shares of our common stock were issued and outstanding.

Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of and for each of the years ended December 31, 2002, 2003, 2004, 2005, and 2006. The related financial data as of December 31, 2004, 2005, and 2006 and for the years then ended are derived from our consolidated financial statements which have been audited by Berkovits, Lago & Company, LLP, independent auditors, and their report is included elsewhere in this annual report. The selected financial data as of December 31, 2002, and 2003 and for the years then ended are derived from our consolidated financial statements which have been audited by Tschopp, Whitcomb & Orr, P.A., independent auditors. The following financial information should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

	2002(1)	2003(1)	2004(1)	2005(1)	2006(1)
Revenues	$-	$-	$1,020,285	$8,945,868	$14,676,948
Gross profit (loss)	-	-	265,687	(1,299,648)	(8,062)
Operating expenses	-	-	5,573,575	21,063,041	31,015,685
Loss from continuing operations	$-	$-	$(5,307,888)	$(23,794,994)	$(39,216,559)
Net loss	$(61,926)	$(352,968)	$(5,862,120)	$(28,313,333)	($41,196,512)
Net loss per share:
Loss from continuing operations	$-	$-	$(0.36)	$(0.62)	$(0.52)
Net loss	$(0.04)	$(0.20)	$(0.40)	$(0.74)	$(0.55)
Summary cash flow data:
Net cash used in operating activities	$-	$(78,706)	$(3,330,574)	$(17,601,150)	$(12,371,474)
Net cash provided by (used in) investing activities	73,849	82,196	479,594	(4,909,352)	(6,494)
Net cash provided by financing activities	-	-	3,988,618	24,598,110	9,239,396
Balance Sheet Data (at period end):
Cash	9	3,499	1,141,137	3,228,745	90,172
Property and equipment	-	-	389,528	10,141,872	6,860,233
Goodwill and other intangible assets	-	-	1,713,301	36,044,271	32,687,822
Total assets	530,230	259,459	8,672,548	53,338,359	40,925,121
Long term obligations	-	-	-	245,248	222,669
Total liabilities	68,970	151,167	1,027,727	26,472,439	37,880,305
Total shareholders' equity	461,260	108,292	7,644,821	26,865,920	3,044,816
Book value per share	$0.30	$0.06	$0.32	$0.45	$0.03
Cash dividends per share	$-	$-	$-	$-	$-

(1)
Operations relating to Millennia Tea Masters, DTNet Technologies and Phone House, Inc. were discontinued in 2004, 2005 and 2006, respectively. Operating results prior to these events were reclassified as discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Form 10-K. Certain statements contained in this Form 10-K and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements," that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy," and “may,” and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our marketing activities, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements; our ability to obtain financing, if required, on terms acceptable to us, if at all; the success of our research and development activities; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals, and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Form 10-K. Except as required by applicable law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Summary

Balance Sheet Data:	December 31,
	2006	2005 (1)(2)(3)
		(Restated)

Goodwill and other intangible assets	$32,687,822	$36,044,271
Total assets	40,925,121	53,338,359
Notes and loans payable, current	2,574,835	4,685,236
Total liabilities	37,880,305	26,472,439
Shareholders' equity	3,044,816	26,865,920

Statement of Operations Data:	For the Year Ended December 31,
	2006	2005 (1)(2)	2004 (2)

Revenues	$14,676,948	$8,945,868	$1,020,285
Cost of sales	14,685,010	10,245,516	754,598
Gross profit (loss)	(8,062)	(1,299,648)	265,687
Operating expenses	31,015,685	21,063,041	5,573,575
Loss from continuing operations	(31,023,747)	(22,362,689)	(5,307,888)
Other expenses, net	8,192,812	1,432,305	-
Loss before discontinued operations	(39,216,559)	(23,794,994)	(5,307,888)
Loss from discontinued operations	(1,979,953)	(4,518,339)	(554,232)
Net loss	$(41,196,512)	$(28,313,333)	$(5,862,120)
Per common share:
Loss before discontinued operations	$(0.52)	$(0.62)	$(0.36)
Net loss	$(0.55)	$(0.74)	$(0.40)

(1)
Includes the results of Caerus, Inc. and subsidiaries (“Caerus”) subsequent to their acquisition in May 2005, and the results of WQN, Inc’s (“WQN”) operations subsequent to acquiring substantially all of the assets of WQN’s VoIP business in October 2005.

(2)
Adjusted to reflect discontinued operations classification pertaining to the sale of our DTNet Technologies subsidiary in April 2006, and the October 2006 termination of our Marketing and Distribution Agreement with Phone House, Inc., a wholesale prepaid telephone calling card business acquired in our WQN acquisition.

(3)
Our consolidated balance sheet at December 31, 2005 was restated to reduce both goodwill and stockholders’ equity by $2,360,000, which represented contingent consideration (escrowed common shares - see Note J to our consolidated financial statements on page 66) related to the Caerus acquisition. According to Statement of Financial Accounting Standards No. 141, such contingent consideration should not have been included in the Caerus purchase price determination. Our consolidated statements of operations and cash flows for the year ended December 31, 2005 were not affected.

 Comparability of Results

The comparability of our results of operations is greatly impacted by the acquisition in May 2005 of Caerus and by the purchase in October 2005 of substantially all of the VoIP-related assets and business of WQN. The following table presents our pro forma results of operations for the year ended December 31, 2005, assuming these business combinations had occurred at the beginning of 2005.

Revenues	$42,744,118
Net loss	(41,217,317)
Net loss per share	(1.07)
Revenues

Revenues

Our consolidated revenues for the years ended December 31, 2006 and 2005 (reclassified to exclude revenues from discontinued operations) were $14.7 million and $8.9 million, respectively. Our consolidated loss before discontinued operations was $39.2 million ($0.52 per share) for the year ended December 31, 2006, as compared to a loss before discontinued operations of $23.8 million ($0.62 per share) for the year ended December 31, 2005. The increases in our revenues and loss from 2005 to 2006 reflect the inclusion of the results of Caerus and the VoIP business of WQN from the dates of their acquisitions, coupled with increased financing activities. Revenues generated from the combined Caerus and WQN businesses were $14.5 million and $7.3 million in 2006 and 2005, respectively. Substantially all of the Caerus revenues for 2006 (which represents 39% of our 2006 consolidated revenues) were generated by one customer. Revenues other than Caerus and WQN declined by $1.4 million due to our decreased emphasis on non-core markets in 2006, including hardware sales. Our results for 2006 and 2005 include losses before discontinued operations of $13.3 million and $8.6 million, respectively, generated by the combined Caerus and WQN businesses.

Our consolidated revenues for the years ended December 31, 2005 and 2004 (reclassified to exclude revenues from discontinued operations) were $8.9 million and $1.0 million, respectively. Our consolidated loss before discontinued operations was $23.8 million ($0.62 per share) for the year ended December 31, 2005, as compared to a loss before discontinued operations of $5.3 million ($0.36 per share) for the year ended December 31, 2004. The increases in our revenues and net loss from 2004 to 2005 reflect the inclusion of the results of Caerus and the VoIP business of WQN, Inc. from the dates of their acquisitions. Revenues generated from the combined Caerus and WQN businesses were $7.3 million in 2005. Substantially all of the Caerus revenues for 2005 (which represents 52% of our 2005 consolidated revenues) were generated by one customer. Our 2005 results include losses before discontinued operations of $8.6 million generated by the combined Caerus and WQN businesses.

Cost of Sales and Gross Profit (Loss)

Consolidated cost of sales was $14.7 million and $10.2 million for the years ended December 31, 2006 and 2005 (reclassified to exclude revenues from discontinued operations), respectively. This increase reflects the inclusion of the results of Caerus and WQN from the dates of their acquisitions. Cost of sales from the combined Caerus and WQN businesses was $14.5 million and $8.7 million in 2006 and 2005, respectively. The negative gross profit of $1.3 million (15% of revenues) in 2005 reflects costs paid to third party vendors that exceeded the revenues we charged to terminate the calls of our customers. We improved this negative gross margin in 2006 to a substantial break-even by using lower cost routes and negotiating more favorable pricing. We do not expect to generate substantial positive margins on our network traffic until such time as we are able to (1) increase the overall volume of traffic handled by our network by growing our customer base and (2) continue to lower the average cost per minute we pay for call termination through negotiation of more favorable pricing, expanding our selection of third party vendors, and continuing to improve our routing process to ensure we are using the lowest cost route available to us to terminate each call.

Consolidated cost of sales was $10.2 million and $0.8 million for the years ended December 31, 2005 and 2004 (reclassified to exclude revenues from discontinued operations), respectively. This increase reflects the inclusion of the results of Caerus and WQN from the dates of their acquisitions. Cost of sales from the combined Caerus and WQN businesses was $8.7 million in 2005. The negative gross profit of $1.3 million (15% of revenues) in 2005 reflects costs paid to third party vendors that exceeded the revenues we charged to terminate the calls of our customers.

Operating Expenses

Consolidated operating expenses were $31.0 million and $21.1 million for the years ended December 31, 2006 and 2005 (reclassified to exclude operating expenses from discontinued operations), respectively. Compensation and related expenses accounted for $5.9 million of the increase from 2005. Included in 2006 compensation is $7.9 million of non-cash expenses connected to employee options and warrants, primarily related to current and former officers, including $4.9 million of employment termination-associated expenses related to former officers. Professional, legal and consulting expenses increased by $5.0 million, due primarily to attorneys’ fees related to the litigation discussed in Note K to our consolidated financial statements, and to costs associated with maintaining our increasingly complex financing structure and SEC filings, as well as increased investor relations activities in 2006. Depreciation and amortization increased $2.1 million in 2006, due primarily to a full year of amortization of intangible assets relating to the acquisition of Caerus and WQN assets in 2005.

We incurred significantly greater corporate operating expenses in 2005 ($21.2 million) than in 2004 ($5.6 million) (reclassified to exclude revenues from discontinued operations), due to the increased size and complexity of our operations, resulting from the acquisition of Caerus and WQN assets in 2005. Included in 2005 operating expenses are $7.3 million in compensation and benefits, $4.8 million in commissions and fees paid to third parties primarily in connection with our capital raising efforts, professional and legal fees of $1.9 million, $3.1 million of depreciation and amortization, and $4.0 million of general and administrative expenses.

Other Expenses, Net

Consolidated net other expenses were $8.2 million and $1.4 million for the years ended December 31, 2006 and 2005 (reclassified to exclude operating expenses from discontinued operations), respectively. Amortization of debt discounts, the primary component of our reported interest expense, increased by $5.9 million in 2006, reflecting our significantly higher convertible note balances in 2006 used to finance our operations, all which were issued at significant discounts as part of our fund raising activities. Financing penalties and expenses amounted to $6.4 million in 2006 (none in 2005), related primarily to our lack of compliance with the securities registration requirements in many of our financing agreements, as discussed in Note H to our consolidated financial statements. Of this $6.4 million, $5.7 million was paid or is payable in our common stock or warrants. We also incurred $1.1 million in 2006 (none in 2005) of litigation charges related to the litigation discussed in Note K to our consolidated financial statements.

We had insufficient authorized common shares to satisfy the warrant obligations associated with the convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), the $3,526,077 initial value of these warrants at their issuance dates was recorded as a debt discount and a warrant liability on our consolidated balance sheet. In addition, $770,314 of the proceeds received from the May 2006 warrant repricing and exercise as discussed on page 30 were allocated to these warrants, and recorded as a warrant liability on our balance sheet. Also, the May 2006 warrant repricing to $0.78 per share triggered contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $0.78 per share. The effect was to increase the number of fully diluted shares of common stock to approximately 129 million, relative to our authorized 100 million common shares. Our total warrants then outstanding were approximately 28 million. Per EITF 00-19, we then began classifying all remaining warrants as a liability, transferring $5,406,284 from additional paid-in capital to fair value liability for warrants on our consolidated balance sheet. The warrant liabilities have since been marked-to-market, resulting in a $5,102,731 liability at December 31, 2006, and a corresponding $7,226,430 noncash credit to earnings for the year ended December 31, 2006. Future changes in the market value of these warrants can have a material effect on our operating results.

Consolidated net other expenses were $1.4 million and $0 for the years ended December 31, 2005 and 2004 (reclassified to exclude operating expenses from discontinued operations), respectively. The expenses for 2005 include $1.6 million of interest expense reflecting the buildup of interest-bearing debt that began in 2005, partially offset by a $206,184 gain on the sale of fixed assets.

In accordance with SFAS No. 142, we are required to periodically evaluate the carrying value of our goodwill and other intangible assets. During the years ended December 31, 2006 and 2005, we recognized impairment expense of $839,101 and $4,173,452, respectively, related to goodwill recorded for our former hardware sales business segment, and included in our reported loss from discontinued operations. If in the future the remaining carrying value of our goodwill exceeds its fair market value, we will be required to record an additional impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and financial condition. If the traded market price of our common stock declines, a material goodwill impairment charge in the future is possible.

Discontinued Operations

On April 19, 2006, we sold our wholly-owned subsidiary, DTNet Technologies, to our former Chief Operating Officer (the “Purchaser”) pursuant to a stock purchase agreement. The consideration for the sale consisted primarily of (1) the return for cancellation of warrants to purchase 200,000 shares of our common stock held by the Purchaser; and (2) the return for cancellation of 200,000 shares of our common stock held by the Purchaser. Because DTNet Technologies' operations were the primary component of our former hardware sales business segment, we recorded an impairment charge of $839,101 in our statement of operations for the year ended December 31, 2006. The remaining $198,000 of goodwill for this former segment approximated the excess of the sales proceeds received over DTNet Technologies' carrying value (excluding goodwill) and was written off in conjunction with the sale of DTNet Technologies.

Effective October 12, 2006, we terminated our Marketing and Distribution Agreement with Phone House, Inc. dated September 1, 2004 and amended February 16, 2006, effectively discontinuing this business segment. The Agreement called for the wholesale distribution, marketing and selling of prepaid telephone calling cards by Phone House, Inc., under license from us. We recognized a related impairment loss of $936,122 for the year ended December 31, 2006, primarily related to inventory and accounts receivable write-offs, and have filed suit in Los Angeles County against the primary Phone House, Inc. employee to recover same.

The following summarizes the combined operating results of DTNet Technologies and the calling card business of Phone House, Inc. for the years ended December 31, 2006 (through the respective dates of sale or termination), 2005 and 2004, classified as discontinued operations for all periods presented.

	2006	2005	2004
Revenues	$14,308,466	$6,561,277	$807,908
Cost of sales	13,968,554	6,086,147	617,547
Gross profit	339,912	475,130	190,361
Compensation and benefits	358,189	402,110	-
Asset impairment charges	1,775,223	4,173,452	-
Other operating expenses	186,453	417,907	744,593
Net loss	$(1,979,953)	$(4,518,339)	$(554,232)

Results by Segment

Our operations formerly consisted of three segments: Telecommunication Services, Hardware Sales and Calling Card Sales. However, with our sale of DTNet Technologies and the termination of our Marketing and Distribution Agreement with Phone House, Inc., both referred to above, these former segments are being accounted for as discontinued operations, and prior period financial statements have been appropriately reclassified. Also as a result of these discontinued operations, our operations currently consist of one segment, Telecommunication Services. Therefore, separate segmented financial results are not presented.

Assets

Total assets (adjusted for discontinued operations classification) at December 31, 2006 were $40.9 million, down from $53.3 million at December 31, 2005. The decrease is due in part to $5.2 million of depreciation and amortization of property and equipment and intangible assets other than goodwill in 2006. Our cash balance also declined by $3.1 million in 2006, primarily related to our operating loss. In addition, $1.8 million of net assets from discontinued operations at December 31, 2005 did not exist as such at December 31, 2006, because the 2006 amount was a net liability from discontinued operations.

Goodwill and other intangible assets comprised 80% of our consolidated total assets at December 31, 2006, attributable primarily to the acquisitions of Caerus and WQN assets.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $90 thousand at December 31, 2006. Our consolidated net cash used in operating activities for the year ended December 31, 2006, was $12.4 million, due primarily to the losses described above. We funded our operating activities principally through financing activities that generated net proceeds of $17.0 million ($9.2 million net of debt repayments) during the year ended December 31, 2006. At December 31, 2006 our negative working capital was $36.4 million.

Since inception of business in 2004 we have never been profitable. We have experienced negative cash flows from operations, and have been dependent on the issuances of debt and common stock in private transactions to fund our operations and capital expenditures. Our independent auditors have added an explanatory paragraph to their opinion on our consolidated financial statements for the year ended December 31, 2006, based on substantial doubt about our ability to continue as a going concern.

At December 31, 2006, our contractual obligations for debt, leases and capital expenditures totaled approximately $25.3 million. Included in this amount is approximately $2.4 million due on a loan from Cedar Boulevard Lease Funding LLC (“Cedar”). This loan bears interest at 17.5%, and is repayable through May 2007. The loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected, first-priority security interest in all of our assets. On February 1, 2007 Cedar assigned its rights under a subordinated loan and security agreement, as amended, including the note payable with a current principal balance of $1,917,581 and the related security interest, to a group of institutional investors. Also on February 1, 2007 the note's terms were amended to allow conversion of any unpaid principal balance into our restricted common stock at $0.26 per share. In conjunction with our February 2007 financing discussed below, on February 16, 2006 the note's common stock conversion rate was reduced to $0.18 per share.  We were in violation of certain requirements of this debt facility at December 31, 2006, and have not made scheduled principal and interest payments. However, the lenders have currently not declared this loan in default. As a result, the full amount of the loan at December 31, 2006 has been classified as current.

In July and October 2005 we issued and sold $3,085,832 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of our common stock, at an original conversion rate of $0.80 per share. These investors also received five-year warrants to purchase 964,322 shares of our common stock for $1.37612 per share, five-year warrants to purchase 964,322 shares of our common stock for $1.6503 per share, and one-year warrants to purchase 1,928,644 shares of our common stock for $1.60 per share. The investors also received “favored nations” rights such that for our future securities offerings at a price per share less than the above conversion rate or warrant exercise prices, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on our assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $488,543 and $1,496,804 at December 31, 2006 and 2005, respectively. Half of these notes became payable beginning in October 2005 and the other half beginning in January 2006 (three months following their respective issuances) over two years in cash or, at our option, in registered common stock at the lesser of $0.80 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”). In May 2006, we repriced these warrants to $0.78 per share, at which time these warrants were exercised, resulting in net proceeds to us of $2,740,120. We then issued warrants to the investors to purchase a like number of shares for $0.80. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were effectively reduced to $0.26 per share. As a result of the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $0.18 per share. At December 31, 2006, we had not made scheduled principal payments of $118,930 on these notes. Beginning October 2005, we were in violation of the registration requirements contained in the October 2005 subscription agreements, and beginning July 2006 we were in violation of the registration requirements contained in the July 2005 subscription agreements. As a result, we owed related liquidated damages of $343,034 at December 31, 2006, and will incur additional damages of $40,494 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

In January and February 2006, we issued and sold $11,959,666 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of our common stock at an original conversion rate of $1.318 per share. These investors also received five-year warrants to purchase 4,537,052 shares of our common stock for $1.45889 per share, and one-year warrants to purchase 4,537,052 shares of the our common stock for $1.5915 per share. The investors also received “favored nations” rights such that for our future securities offerings at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on our assets. The principal balance of the notes was $8,353,101 at December 31, 2006, and all the notes bear interest at an effective rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at our option, in registered common stock at the lesser of $1.318 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $1.00 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at our option, in registered common stock at the lesser of $1.00 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $0.80 per share. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) was effectively reduced to $0.26 per share, and the outstanding warrants were re-priced to $0.475 per share. As a result of the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $0.18 per share. At December 31, 2006, we had not made scheduled principal payments of $1,083,782 on these notes. Beginning April 2006, we were in violation of the registration requirements of the secured notes, and beginning May 2006, we were in violation of the registration requirements of the unsecured notes. In May 2006, we issued an aggregate of 166,368 shares to the secured investors in satisfaction of then-existing secured non-registration liquidated damages. We owed additional liquidated damages of $694,514 at December 31, 2006, and will incur additional damages of $129,014 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

On October 17, 2006, we issued and sold $2,905,875 in secured convertible notes to twelve institutional investors, for a net purchase price of $2,324,700 (after a 20% original issue discount) in a private placement. The investors also received five-year warrants to purchase a total of 10,378,125 shares of our common stock at an exercise price of $0.407 per share. These convertible notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of the convertible notes into shares of our common stock at an original conversion rate of $0.28 per share. The investors also received “favored nations” rights such that for future securities offerings by us at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. As a result of the favored nations provision discussed above and the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were reduced to $0.18 per share. Pursuant to the subscription agreement, we were to obtain shareholder approval to increase our authorized common stock to 400,000,000 shares and file an amendment to its articles of incorporation by December 20, 2006. Failing this, the holders of the convertible notes are entitled to liquidated damages that will accrue at the rate of two percent of the amount of the purchase price of the outstanding convertible notes per month during such default. We also agreed to file registration statements covering the resale of 130% of the shares of common stock that may be issuable upon conversion of the convertible notes, and 100% of the shares of common stock issuable upon the exercise of the warrants. The first such registration statement was to be filed on or before January 2, 2007 and declared effective by March 31, 2007. Because we were in violation of these authorized share and registration requirements, liquidated damages have been accruing at the rate of $58,925 per month since December 20, 2006. (See Note R to our December 31, 2006 consolidated financial statements on page 71 for subsequent authorized common stock increase.) While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

On February 16, 2007, we issued and sold $3,462,719 in secured convertible notes (“Convertible Notes”) to a group of institutional investors, for a net purchase price of $2,770,175 (after a 20% original issue discount) in a private placement. $900,000 of the proceeds (before closing costs of $67,512) were paid in cash to us at closing, and $1,870,175 of the proceeds were used to repay fourteen outstanding promissory notes (including related accrued interest and a 10% premium on the promissory notes' total principal of $1,666,667) held by five of the investors in the private placement. The investors also received five-year warrants to purchase a total of 19,237,328 shares of our common stock at an effective exercise price of $0.18 per share. These Convertible Notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on February 16, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of our common stock at the conversion rate of $0.18 per share, subject to adjustment as provided in the notes. The investors also received “favored nations” rights such that for our future securities offerings at a price per share less than the above conversion rate or warrant exercise price, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. Pursuant to the related subscription agreement, two of the investors are to receive due diligence fees totaling $346,272, in the form of convertible notes having the same terms and conversion features as the Convertible Notes. Also pursuant to the subscription agreement, we agreed to issue a total of 4,000,000 common shares to the former holders of the above-referenced promissory notes, in lieu of and in payment for accrued damages associated with these promissory notes. Said common share issuance is required no later than April 15, 2007. Also pursuant to the subscription agreement, we must obtain the authorization and reservation of our common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the notes, and 100% of the common shares issuable upon the exercise of the warrants by April 15, 2007. Failing this authorization and reservation, the holders of the Convertible Notes will be entitled to liquidated damages that will accrue at the rate of two percent of the amount of the purchase price of the outstanding Convertible Notes for each thirty days or pro rata portion thereof during such default.

The subscription agreements for our convertible notes issued in July and October 2005 (“2005 Notes”), January and February 2006 (“Early 2006 Notes”), October 2006 (“Late 2006 Notes”), and February 2007 (“2007 Notes”) contain the following provisions that could impact our future capital raising efforts and capital structure:

•
We are required to file registration statements to register amounts ranging up to 200% of the shares issuable upon conversion of these notes, and all of the shares issuable upon exercise of the warrants issued in connection with these notes. Certain registration statements were filed, but have since become either ineffective or withdrawn. Until sufficient registration statements are declared effective by the Securities and Exchange Commission (the “SEC”), we are liable for liquidated damages totaling $1,058,858 through December 31, 2006, and will continue to incur additional liquidated damages of $228,432 per month until the required shares and warrants are registered.

•
Unless consent is obtained from the note holders, we may not file any new registration statements or amend any existing registrations until the sooner of (a) 60 to 365 days following the effective date of the notes registration statement or (b) all the notes have been converted into shares of our common stock, and such shares of common stock and the shares of common stock issuable upon exercise of the warrants have been sold by the note holders.

•
Since October 2005, we have been in violation of certain requirements of the 2005 Notes, the Early 2006 Notes, and the Late 2006 Notes. While the investors have not declared these notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

In September 2006 certain of the July and October 2005 and the January and February 2006 convertible note holders filed actions against us claiming a breach of contract related to the notes. In settlement of these actions, the parties entered into settlement agreements pursuant to which, among other things: 1) interest and liquidated damages due under the notes were set at $242,149 and $415,353, respectively; 2) the note holders exchanged the interest and liquidated damages due, along with $3,899,803 in principal, and a discount of $881,155, for 20,917,153 shares of the our common stock through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act; 3) the conversion rate for the remaining principal balance due under the notes was reset to $0.26; 4) the exercise price of the outstanding warrants purchased by the note holders in connection with the January and February 2006 notes was reduced to $0.475; and 5)  certain investors agreed to surrender their claims associated with warrants issued in May 2006 in exchange for 2,500,000 shares of our common stock through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act.

In October 2005, we acquired substantially all of the operating assets and liabilities of WQN, Inc. for a total purchase price of $9.8 million. The acquisition was funded in part with the issuance of a convertible note in the principal amount of $3.7 million. A debt discount was established to reflect an effective interest rate of 20%, bringing the original net note payable value to $3,216,000. The note is secured by a subordinated lien on our consolidated assets. The principal balance of the note was $3,700,000 at December 31, 2006. The note, bearing a nominal interest rate of 6%, became payable beginning February 2006 over 12 months in cash or, at our option, in Series A preferred stock (subsequently authorized - see Note R) at $10.00 per share or in common stock at an original $1.06 per share. WQN received “favored nations” rights such that for future securities offerings by us at a price per share less than this conversion price, this common stock conversion price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described in Note R to our consolidated financial statements on page 71, the note’s common stock conversion rate was effectively reduced to $0.18 per share. At December 31, 2006, we had not made scheduled principal payments of $3,391,667. WQN has agreed to subordinate its repayment claim to the convertible note holders described in the two preceding paragraphs. Also as a result of the October 2005 acquisition, WQN, Inc. received five-year warrants to purchase 5,000,000 shares of our common stock for $0.001 per share. WQN exercised the warrants on January 5, 2006 for 4,996,429 shares of our common stock. All WQN convertible shares and warrant shares have piggyback registration rights on any registration statement we file between October 2005 and October 2007. At December 31, 2006, we were in violation of certain requirements of this note. While WQN has not declared the note in default, the full amount of the note at December 31, 2006, has been classified as current. On March 16, 2007, WQN notified us that it is exercising its right to convert its note and related accrued interest into approximately 22,008,524 shares of our common stock.

In connection with a private placement memorandum dated May 20, 2005, we issued 2,242,500 shares of our common stock for $0.80 per share, and warrants to purchase 2,207,751 common shares at prices from $1.60 to $2.23 per share. At December 31, 2006, the fair value of these outstanding warrants was $58,510, which was recorded as a liability on our consolidated balance sheet. As required by the subscription agreements, a portion of the shares was registered with the SEC in October 2005, but that registration became ineffective in July 2006. Non-registration liquidated damages accrued until September 2006, when all related shares and warrants became tradable under Rule 144, and, in accordance with the terms of the subscription agreements, accrual of liquidated damages ceased. At December 31, 2006, liquidated damages totaled 1,482,500 shares and 226,500 warrants owing, recognized as a $1,342,299 current liability on our balance sheet.

In connection with a subscription agreement dated August 26, 2005 and amended on November 16, 2005, we issued 1,375,000 shares of our common stock for $0.80 per share, and warrants to purchase 2,225,000 common shares at prices ranging from $1.37 to $1.60 per share. The investor also received “favored nations” rights such that for future securities offerings by us at a price per share less than the per share purchase price or warrant exercise prices, the investor's effective per share purchase price and warrant exercise price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described in Note R, the subscription agreement’s per share purchase price and the warrants’ exercise prices were effectively reduced to $0.18 per share. At December 31, 2006, the fair value of these outstanding warrants was $400,500, which was recorded as a liability on our consolidated balance sheet. We also agreed to register a total of 5,850,000 common shares and warrants related to this agreement by January 17, 2006. Until a registration statement is declared effective by the SEC, we are liable for liquidated damages totaling $600,000 through December 31, 2006, and will continue to incur additional liquidated damages of $50,000 per month until the required shares and warrants are registered.

On March 29, 2007, we issued an unsecured promissory note in the principal amount of $300,000 (the “Note”) to Shawn M. Lewis, the Company’s Chief Operating Officer. The Note and related accrued interest at 10% per annum is payable upon demand. The cash proceeds to the Company were $252,000 net of related closing costs and expense reimbursements of $48,000, $30,000 of which was paid to Mr. Lewis. In the event of a default, in addition to all sums due and owing under the Note, we will also be required to pay the sum of $750,000 as liquidated damages.

We anticipate that we will continue to report net losses and experience negative cash flows from operations. We will need to raise additional debt or equity capital to provide the funds necessary to repay or restructure our $2.4 million loan, meet our other current contractual obligations and continue our operations. We are actively seeking to raise this additional capital. However, we may not be successful in obtaining imminently-required equity or debt financing for our business.

Our authorized common stock consisted of 100,000,000 common shares at December 31, 2006, of which 98,609,701 common shares were issued and outstanding, and approximately 141 million additional shares were contingently issuable upon the exercise of stock options and warrants, conversion of convertible securities, and increased authorized common shares. An additional 24 million common shares were required to be reserved under our various existing financing agreements. As of December 31, 2006 we were also contractually obligated to register approximately 192 million shares, warrants and options. (See Note R for a subsequent increase in our authorized common stock to 400,000,000 shares, and the authorization of a new class of preferred stock.) As the result of transactions since December 31, 2006, issuable shares and reserve requirements have increased (see Part I, Item 1A. Risk Factors, RISKS RELATED TO OUR STOCK, on page 17). We intend to seek an additional increase in our authorized common shares. If such proposal is not approved, we will be unable to satisfy the contractual obligations we have undertaken to issue future shares of common stock. There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, or that sufficient additional common stock authorizations can be approved by shareholders, in which case we would continue to be unable to satisfy our contractual obligations to register shares, and would be unable to satisfy the contractual obligations we have undertaken to reserve shares of common stock.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at December 31, 2006.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of December 31, 2006:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Convertible notes (principal)	$15,447,520	$15,447,520	$-	$-
Loan payable	2,574,835	2,574,835	-	-
Unsecured advances	616,667	616,667	-	-
Nonregistration penalties and other stock-based payables	4,748,381	4,748,381	-	-
Other liabilities	1,523,020	1,300,851	222,169	-
Subtotal	24,910,423	24,688,254	222,169	-
Purchase obligations	-	-	-	-
Operating leases	410,678	268,557	142,121	-
Total	$25,321,101	$24,956,811	$364,290	$-

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. This listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to Consolidated Financial Statements for the year ended December 31, 2006, included in this annual report. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition. Our revenue is primarily derived from fees charged to terminate voice services over our network, and from monthly recurring charges associated with Internet services.

Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue for each customer is calculated from information received through our network switches. We track the information received from the switch and analyze the call detail records and apply the respective revenue rate for each call.

Fixed revenue is earned from monthly services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenue recognition commences after the provisioning, testing, and acceptance of the service by the customer. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer.

Accounts Receivable. Accounts receivable are stated at the amount we expect to collect from outstanding balances. We provide for probable uncollectible amounts based on our assessment of the current status of the individual receivables and after using reasonable collection efforts. As of December 31, 2006 and 2005, the balance of the allowance for uncollectible accounts was $113,653 and $177,489, respectively.

Goodwill. In accordance with SFAS No. 142, we are required to periodically evaluate the carrying value of our goodwill and other intangible assets. During the years ended December 31, 2006 and 2005, we recognized impairment expense of $839,101 and $4,173,452, respectively, related to goodwill recorded for our former hardware sales business segment, and included in our reported loss from discontinued operations. If in the future the remaining carrying value of our goodwill exceeds its fair market value, we will be required to record an additional impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and financial condition. If the traded market price of our common stock declines, a material goodwill impairment charge in the future is possible.

Convertible Debt and Related Detachable Warrants. Convertible debt with beneficial conversion features is accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." The relative fair value of the warrants and the beneficial conversion feature at inception have generally been recorded as a discount against the debt and is amortized over the term of the debt. However, because we have insufficient authorized common shares to satisfy our warrant obligations, the initial value of warrants issued in 2006 at their issuance dates was recorded as a debt discount and a warrant liability on our consolidated balance sheet, in accordance with Emerging Issues Task Force (“EITF”) No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Also per EITF No. 00-19, since we continued to have insufficient authorized common shares to satisfy our warrant obligations, all warrant liabilities have been marked-to-market, resulting in a $5,102,731 liability at December 31, 2006, and a corresponding credit to earnings for the year ended December 31, 2006 of $7,226,430.

Discontinued Operations. Our operations formerly consisted of three segments: Telecommunication Services, Hardware Sales and Calling Card Sales. However, with our sale of DTNet Technologies and the termination of our Marketing and Distribution Agreement with Phone House, Inc. both referred to above, these former segments are being accounted for as discontinued operations, as discussed more fully in Note P to our December 31, 2006 consolidated financial statements on page 69, and prior period financial statements have been appropriately reclassified. Also as a result of these discontinued operations, our operations currently consist of one segment, Telecommunication Services. Therefore, separate segmented financial results are not presented.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and also establishes a framework for measuring fair value. The provisions of this Statement are effective for fiscal years beginning after November 15, 2007. At this time we cannot determine whether or not the adoption of this Statement will have a material impact on our financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits companies to choose to measure many financial instruments at fair value, and could apply to our potential future convertible debt and stock warrant agreements. The provisions of this Statement are effective for fiscal years beginning after November 15, 2007. We do not plan to elect fair value accounting under SAFS No. 159, therefore do not expect the adoption of this Statement to have a material impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In conjunction with our May 2006 financing, we repriced a portion of our outstanding warrants to $0.78 per share, triggering contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, bringing their effective conversion and exercise prices down to $0.78 per share. The effect was to increase the number of our fully diluted shares to approximately 129 million, relative to our authorized 100 million shares. Our total warrants then outstanding were approximately 28 million. EITF No. 00-19 states that in this instance, asset or liability classification of the warrants is required (as opposed to permanent equity classification). From January to May 2006, only a portion of our warrants were subject to liability classification. However, beginning May 2006, all of our warrants were classified as a liability on our consolidated balance sheet, and their value was marked-to-market at December 31, 2006, resulting in a fair value warrant liability of $5,102,731, and a $7,226,430 credit to earnings for the year ended December 31, 2006. Until we have sufficient authorized common shares to satisfy these warrant obligations, we will be subject to future non-cash mark-to-market exposure to the extent that the estimated market value of these warrants changes in the future, which value in turn is primarily dependent on our common stock market price per share. As a hypothetical example, a $0.25 per share increase or decrease in the market price of our common stock at December 31, 2006, would have increased or decreased the estimated average market value of these warrants by $0.18 or $0.11 per warrant, respectively, resulting in hypothetical mark-to-market adjustments that would have further increased our consolidated net loss for the year ended December 31, 2006, by $7,168,430, or decreased that loss by $4,543,612 respectively.

We are not exposed to significant interest rate or foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin at page 53 herein.

Selected Quarterly Financial Data

You should read the following tables presenting our quarterly results of operations in conjunction with our consolidated financial statements and related notes contained elsewhere in this Form 10-K We have prepared the unaudited information on the same basis as our audited consolidated financial statements. You should also keep in mind, as you read the following tables, that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following table presents our unaudited quarterly results of operations for the three years ended December 31, 2006. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented.

	Quarter Ended (1) (3)
	Mar 31, 2004	J un 30, 2004	Sep 30, 2004	Dec 31 , 2004	Mar 31, 2005	J un 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	J un 30, 2006	Sep 30, 2006	Dec 31 , 2006
			(2)
							(Unaudited)

Revenues	$-	$39,945	333,309	$647,031	$1,006,111	1,589,857	1,776,155	$4,573,745	$4,700,400	$4,267,641	$2,670,961	$3,037,946
Gross profit (loss)	-	11,379	(24,615)	278,924	8,222	528,602	(922,381)	(914,091)	(719,030)	142,723	473,292	94,952
Income (loss) from
continuing operations	(22,324)	(417,024)	(5,499,670)	631,130	(1,559,518)	(3,482,529)	(8,833,168)	(9,919,778)	(12,833,962)	(5,160,815)	(11,246,808)	(9,974,974)
Net income (loss)	(22,324)	(408,658)	(5,647,736)	216,598	(1,555,398)	(3,536,104)	(8,742,001)	(14,479,830)	(13,807,034)	(5,191,699)	(12,312,707)	(9,885,072)
Per share:
Net loss from
continuing operations	$(0.01)	$(0.03)	$(0.28)	$(0.01)	$(0.06)	$(0.13)	$(0.21)	$(0.17)	$(0.20)	$(0.08)	$(0.16)	$(0.10)
Net loss	$(0.01)	$(0.03)	$(0.29)	$0.02	$(0.06)	$(0.13)	$(0.21)	$(0.25)	$(0.21)	$(0.08)	$(0.17)	$(0.10)

(1)	These quarterly results reflect the merger in May 2005 of Caerus and the acquisition in October 2005 of the VoIP-related assets of WQN.
(2)	The results for the quarter ended September 30, 2004 include expenses of $4.9 million related to the issuance of stock warrants.
(3)
Operations relating to Millennia Tea Masters, DTNet Technologies and Phone House, Inc. were discontinued in 2004, 2005 and 2006, respectively. Operating results prior to these events were reclassified as discontinued operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, as amended (the “Exchange Act”), as of December 31, 2006, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Accounting Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officers, also conducted an evaluation of our internal control over financial reporting and identified four significant control deficiencies, which in combination resulted in a material weakness.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company's annual or interim financial statements will not be prevented or detected, as of December 31, 2006. The control deficiencies identified by our management and the Certifying Officers, which in combination resulted in a material weakness, were (a)  misstatements in amounts reported for a consolidated subsidiary; (b) insufficient personnel resources with appropriate accounting expertise; and (c) a lack of independent verification of amounts billed to certain customers.

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers concluded that our disclosure controls and procedures were ineffective as of December 31, 2006.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including the Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, and concluded that we had the following control deficiencies as of December 31, 2006, that, when combined, resulted in a material weakness:

(a)
In March 2006, during their review and analysis of 2005 results and financial condition in connection with the preparation of the 2005 financial statements and the 2005 Annual Report on Form 10-KSB, our senior financial management discovered certain overstatements of the revenues, expenses and receivables reported, and understatement of net loss, for our consolidated subsidiary DTNet Technologies. Based upon an assessment of the impact of the adjustments to our financial results arising from this matter, we restated the financial information presented in our Form 10-KSB for the year ended December 31, 2004. Adjustments to reduce the overstatements of revenues and receivables and the understatement of net loss aggregated $791,200, $651,832, and $462,618, respectively, for the year ended December 31, 2004.

(b)
On October 31, 2006, we concluded that our consolidated financial statements for the three and six months ended June 30, 2006 understated other income and warrant liabilities, and overstated net loss and additional paid-in capital, related to the accounting for our warrants under EITF 00-19. We therefore restated our consolidated financial statements for these periods. Adjustments to (i) increase the fair value warrant liability; (ii) decrease additional paid-in capital; and (iii) increase other income and decrease net loss aggregated $4,323,999, $5,271,659, and $947,660, respectively, for the three and six months ended June 30, 2006.

(c)
We do not have sufficient accounting personnel resources at corporate headquarters. Our management with the participation of the Certifying Officers determined that the potential magnitude of a misstatement arising from this deficiency is more than inconsequential to the annual and/or interim financial statements.

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

Management has concluded that the above deficiencies when combined have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of our interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officers concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria in the Internal Control - Integrated Framework.

Remediation Steps to Address Control Deficiencies

We are in the process of addressing the identified material weakness by remediating the control deficiencies in our internal control over financial reporting which comprise this material weakness as follows:

a)
In March 2006, our board of directors (the “Board”) retained counsel to conduct a thorough investigation of the accounting misstatements of our DTNet Technologies subsidiary. Such counsel, in turn, retained an independent forensic accounting firm to assist its investigation. Based on this investigation our board of directors and management have concluded that these intentional overstatements of revenues, expenses and receivables were limited to the unauthorized actions of two individuals. One of these individuals was employed at corporate headquarters and the other was employed at DTNet Technologies' headquarters. The individual employed at corporate headquarters resigned shortly after the initiation of the investigation, and we terminated the employment of the other individual immediately following the receipt of the preliminary findings of the investigation in April 2006. We changed the individual responsible for the day-to-day management of DTNet Technologies, relocated its accounting to our corporate offices, and increased our analysis of this subsidiary's transactions. In April 2006, we sold this subsidiary to our former Chief Operating Officer.

b)
We have recently completed a comprehensive debt, equity, warrant, and option tracking system, which includes identification of all related covenants and requirements including interrelated contractual debt conversion and warrant repricing impacts.

c)
We continue to seek to improve our in-house accounting resources. In April 2006 we promoted the former Finance Director of one of our recently acquired subsidiaries to the position of Corporate Controller. This individual has significant financial experience (including five years with the audit department of the accounting firm of KPMG Peat Marwick), and has served as the CFO and/or controller of various companies (including a public registrant). In May 2006, our Chief Financial Officer resigned, and the Corporate Controller was promoted to Chief Accounting Officer.

d)
We are in the process of designing a revenue assurance process for the billing of our wholesale telecommunications customers to provide independent recalculation and verification of amounts billed. We anticipate implementing this methodology in 2007.

As a non-accelerated filer, we plan to complete our assessment of, and improvements to, the effectiveness of our internal control over financial reporting pursuant to Sarbanes-Oxley Section 404 in 2007.

Changes in Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information concerning our executive officers and directors as of the periods set forth below:
Name	Age	Position with Company	Dates
Anthony J. Cataldo	55	Chairman and Chief Executive Officer and Director	September 2006 to present
Shawn M. Lewis	38	Chief Technology Officer and	May 2005 to present
		Chief Operating Officer
Robert V. Staats	53	Chief Accounting Officer	May 2006 to present
Stuart Kosh	50	Director	January 2006 to present
Gary Post	58	Director	May 2006 to present
Nicholas A. Iannuzzi, Jr.	40	Director	March 2007 to present

Anthony J. Cataldo became our Chief Executive Officer and Chairman in September 2006. During the past five (5) years, Mr. Cataldo has served as non-executive chairman of the board of directors of BrandPartners Group, Inc. (OTC BB:BPTR), a provider of integrated products and services dedicated to providing financial services and traditional retail clients with turn-key environmental solutions from October 2003 through August 2006. Mr. Cataldo also served as non-executive co-chairman of the board of MultiCell Technologies, Inc. (OTC BB: MUCL), a supplier of functional, non-tumorigenic immortalized human hepatocytes from February 2005 through July 2006. Mr. Cataldo has also served as executive chairman of Calypte Biomedical Corporation (AMEX: HIV), a publicly traded biotechnology company, involved in the development and sale of urine based HIV-1 screening tests from May 2002 through November 2004. Prior to that, Mr. Cataldo served as the Chief Executive Officer and Chairman of the Board of Directors of Miracle Entertainment, Inc., a Canadian film production company, from May 1999 through May 2002 where he was the executive producer or producer of several motion pictures. From August 1995 to December 1998, Mr. Cataldo served as President and Chairman of the Board of Senetek, PLC (OTC BB:SNTKY), a publicly traded biotechnology company involved in age-related therapies.

Shawn M. Lewis oversees all of our technological and engineering activities. Mr. Lewis founded and was the President and CEO of Caerus, Inc. and its three subsidiaries, Volo Communications, Inc., Caerus Networks, Inc., and Caerus Billing & Mediation, Inc. from 2001 to 2005. We acquired Caerus, Inc. in May 2005 at which time Mr. Lewis became our Chief Technology Officer. Mr. Lewis also became our Chief Operating Officer in July 2006. Prior to Caerus, Mr. Lewis co-founded XCOM Technologies, a competitive local exchange carrier, where he served in an executive capacity and led the development of patents for the first softswitch and SS7 Media Gateway. XCOM Technologies was sold to Level 3 in 1998. His next venture, set-top box vendor River Delta, was sold to Motorola. His most recent venture, Caerus, Inc., empowers carriers and service providers to begin selling advanced Voice over Internet Protocol related services. In 2004, Mr. Lewis pled guilty to a felony drug possession offense and received probation. Mr. Lewis was recently engaged in a Chapter 11 bankruptcy in Orlando, Florida.

Robert V. Staats has been the Director of Finance of our Caerus, Inc. unit since June 2005 and became our Chief Accounting Officer in May 2006. Mr. Staats brings 30 years of financial management experience to the Company including, during the past six years, CFO or Controller responsibilities at three start-up telecommunications companies (including the Company). From 1996 to 2000, Mr. Staats was the Director, Finance with the telecommunications company Electric Lightwave, Inc. Before that at PacifiCorp (then a $3.4 billion company) he was Director of Financial Reporting and Accounting, responsible for consolidated financial statements and SEC reporting. Mr. Staats also has five years' experience with KPMG Peat Marwick. He graduated with high honors from the University of Washington with a bachelor's degree in Accounting and is a member of the Washington Society of Certified Public Accountants and the American Society of Certified Public Accountants. Mr. Staats was recently engaged in a Chapter 13 bankruptcy in Orlando, Florida.

Stuart Kosh moved to Florida in 1978 to join his father and brother at Kosh Ophthalmic, Inc., a wholesale optical laboratory with annual sales of $15 million, where he managed 100 employees. In 1998, the company was sold to Essilor of America, and Mr. Kosh maintains his position as General Manager. His leadership roles have included involvement with the Big Brothers Big Sisters Program of Broward County as a mentor to needy youth. For the past 15 years, Mr. Kosh has been involved with the National Multiple Sclerosis Society. He has served on its board and chairs its annual golf tournament fundraiser. Presently he is serving on the Temple Dor Dorim Board of Directors.

Gary Post became our President, Chief Executive Officer and Chairman in May 2006 and served in this capacity until September 2006. Mr. Post continues to serve on our board of directors. Since 1999, Mr. Post has been a Managing Director and investment Principal of Ambient Advisors, LLC (“Ambient”), a venture investment and management company. In his capacity as Managing Director at Ambient, Mr. Post has acted as an interim Chief Executive Officer and/or a director for two private early- to mid-stage companies in which Ambient had invested since April 2002, and at OPMI Funding, Inc., a company that acquired in July 2002 the assets of Opticon Medical, Inc., a public medical device company. Since March 2006, he has also been a director of Oxis International, Inc. (OXIS:BB) and in October 2006 became Acting Chief Operating Officer of Oxis. Prior to Ambient, he served as First Vice President at Drexel Burnham Lambert; Vice President at Kidder Peabody; Managing Director at Houlihan, Lokey, Howard and Zukin; and Director of Research and Consultant at McKinsey & Company. Mr. Post holds an MBA from the UCLA Graduate School of Management and an AB in Economics from Stanford University.

Nicholas A. Iannuzzi, Jr. is a partner in the law firm of Rothenberg, Estner, Orsi, Arone and Grumbach, LLP of Wellesley, Massachusetts, where he has worked since 2002. From 1997 to 2002, Mr. Iannuzzi maintained his own law practice in Boston, Massachusetts. Mr. Iannuzzi specializes in the areas of corporate and contract law, civil litigation and real estate. He serves as general counsel to numerous corporations and has advised his clients on various business matters and transactions, including major acquisitions and sales of businesses. Mr. Iannuzzi is a graduate of Boston College and received his J.D. from the Suffolk University Law School.

Board of Directors and Committee Meetings; Committees of the Board

During the fiscal year ended December 31, 2004 and through October 2005, Mr. Steven Ivester was our sole director; consequently, formal board and committee meetings were not held during that time. One formal meeting of the board of directors was held in December 2005. During the fiscal year ending December 31, 2006, there were six board meetings.

To date we have not had a standing compensation, nominating or audit committee. Existing board of directors members participate in the selection of director nominees, with the general objective of achieving a balance of experience, knowledge, integrity and capability on the board. A nominating committee is not considered necessary due to the small size of the company and of our board.

We shortly plan to establish a compensation committee consisting of two or more independent directors. The compensation committee will operate pursuant to a written charter. We also shortly plan to establish an audit committee consisting of two or more independent directors, and at least one financial expert. The audit committee will operate pursuant to a written charter.

We do not presently have a policy with respect to attendance by the directors at the annual meetings of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports of their ownership and changes in ownership of our securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% shareholders were satisfied during the years ended December 31, 2006 and 2005, except as noted below:

Seventeen (17) Forms 4 required under Section 16(a) were filed late by Mr. Steven Ivester, and Mr. Ivester noted in reports filed by him that he had realized certain “short swing profits,” all of which have been repaid to the Company. Two Forms 4 were filed late by Mr. Bill Burbank; one Form 4 was filed late by Mr. David Sasnett; and one Form 4 was filed late by Mr. John Todd. In addition, Forms 3 were filed late by each of Mr. Gary Post, Mr. David Ahn, Mr. Robert Staats, Mr. Bill Burbank, Mr. David Sasnett, and WQN, Inc.  Forms 4 for 2006 transactions were not filed, and the related Form 5 was filed late, by Mr. Shawn M. Lewis.

Code of Ethics

We shortly plan to adopt a Code of Business Conduct and Ethics, within the meaning of Item 406(b) of Regulation S-K, that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Upon adoption, a complete copy of the proposed Code of Ethics will be posted at our website at www.voipincorporated.com under “Investor Info.” Any amendments to, or waivers of, the Code of Ethics will be promptly disclosed on our website.

Item 11. Executive Compensation

 Compensation Discussion and Analysis

The objectives of our compensation program are as follows:

•	Reward performance that drives substantial increases in shareholder value, as evidenced through both future operating profits and increased market price of our common shares; and
•	Attract, hire and retain well-qualified executives given our competitive industry, start-up nature, and risk profile.

The compensation level of our Chief Executive Officer (“CEO”) and our Chief Operating Officer (“COO”) in general is higher than other Company executives, and reflects the CEO's and COO's unique position and incentive to positively affect our future operating performance and shareholder value. Our CEO's and COO's compensation is heavily weighted toward equity compensation, primarily through stock options and grants, to provide a relatively strong personal economic incentive for these executives to increase the market price of our common shares. Specific salary and bonus levels, as well as the amount and timing of equity incentive grants, are determined informally and judgmentally, on an individual-case basis, taking into consideration each executive's unique talents and experience as they relate to our needs. Specific Company performance measures as they may relate to the timing and amount of executive compensation have not yet been developed. Executive compensation is primarily paid or granted pursuant to each executive's formal compensation agreement, but relatively small discretionary cash compensation is awarded at times on an individual-case basis. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility or on changed local and specific executive employment market conditions.

Our current employment agreements with our CEO, COO and Chief Accounting Officer (“CAO”) contain provisions for lump sum payments in the event their employment is involuntarily terminated without defined cause. In addition, our CEO's employment agreement contains a provision for a lump sum payment in the event his employment is voluntarily terminated for good cause, as defined. For our CEO and COO, these lump sum payments would equal any earned but unpaid salary and bonus, unearned and unpaid bonus to the end of the contract term, plus the greater of unearned and unpaid salary to the end on the contract term or six months of salary. For our CAO, this lump sum payment would equal $75,000.

While our executives are involved in negotiating their own employment agreements, such agreements are approved by our board of directors.

On September 14, 2006, we entered into employment agreements with Anthony J. Cataldo, our Chairman and Chief Executive Officer, and Shawn Lewis, our Chief Operating and Technology Officer. These agreements provided for, among other things, the award of 10,000,000 stock options each to Messrs. Cataldo and Lewis upon sufficient underlying shares of common stock being authorized and available. The options were to be exercisable to purchase 10,000,000 shares of our common stock each for Messrs. Cataldo and Lewis at an exercise price of $0.01 per share for a period of five (5) years. The options were to contain a cashless exercise provision and cost free piggyback registration rights with respect to the common stock underlying the options. Messrs. Cataldo and Lewis were also to receive sufficient additional options under the same terms to assure that they have the right to exercise options to maintain a minimum of 5% and 8% beneficial ownership, respectively, of our issued and outstanding common stock.

A number of our current financing agreements contain “favored nations” provisions that require convertible debt conversion prices and stock warrant exercise prices to be repriced (reduced) in the event that, among other things, options are granted at exercise prices less than our quoted common stock market price at grant date. However, these favored nations repricing provisions are not triggered upon issuing employee stock grants. Accordingly, in lieu of the stock options to be granted to Messrs. Cataldo and Lewis, the board of directors on January 24, 2007 resolved to issue stock grants for 10,000,000 common shares each, subject to sufficient increased shares of common stock being authorized and available for issuance, which will require shareholder approval. The stock grants are to have the same 5% and 8% anti-dilution provisions and piggyback registration rights as the options were to have. On March 16, 2007, our shareholders approved an authorized common share increase sufficient to issue these shares.

Compensation Committee Report

The board of directors has reviewed and discussed the Compensation Discussion and Analysis with management, and based on this discussion the following board members, representing all current board members, recommended that this Compensation Discussion and Analysis be included in this annual report on Form 10-K:

Anthony Cataldo;
Gary Post;
Stuart Kosh; and
Nicholas A. Iannuzzi, Jr.

The following table sets forth information with respect to the compensation for the year ended December 31, 2006 of our principal executive officers and principal financial officers during 2006, and each person who served as an executive officer of our Company as of December 31, 2006.

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Total

Anthony Cataldo (2)	2006	$83,333	$23,750	$-	$-	$6,000	$113,083
Chairman and Chief Executive Officer
(Principal Executive Officer)

Shawn M. Lewis (3)	2006	214,584	64,808	1,080,000	-	35,429	1,394,821
Chief Operating Officer;
Chief Technology Officer

Robert V. Staats (4)	2006	132,597	5,692	-	133,000	-	271,289
Chief Accounting Officer
(Principal Financial Officer)

Gary Post (5)	2006	72,668	-	300,000	930,000	241,672	1,544,340
Former President, Chief Executive
Officer and Chairman (6)

Michael Adler	2006	60,923	-	-	-	-	60,923
Former Chairman and Chief
Executive Officer (7)

David Sasnett	2006	54,375	-	-	-	-	54,375
Former Chief Financial Officer (8)

(1)	Includes awards of stock warrants where applicable. Values are computed in accordance with Statement of Financial Accounting Standards number 123R.

(2)
Mr. Cataldo's 2006 salary and bonus represent the contractual monthly amounts ($20,833 and $5,000, respectively) earned since September 2006, plus a discretionary bonus of $3,750. All Other Compensation represents Mr. Cataldo's monthly vehicle allowance since September 2006. Mr. Cataldo's employment agreement is effective through September 2009, and will thereafter automatically renew for successive one-year periods unless either party provides a 90-day notice of termination. See Compensation Discussion and Analysis for a description of certain stock options and stock grants pertaining to Mr. Cataldo. Since those stock options were not granted, they are not reflected in the Summary Compensation Table.

(3)
Mr. Lewis' 2006 salary and bonus represent his contractual monthly amounts earned (which have been $20,833 and $5,000, respectively, since September 2006), plus a discretionary bonus of $4,808. On November 8, 2006, Mr. Lewis was granted options to purchase 3,000,000 common shares at $0.36 per share (closing market price at the grant date). On November 9, 2006, we settled Mr. Lewis' claims against us for alleged breaches of his employment agreement, and for nonregistration of our common shares he holds pursuant to the Caerus merger agreement dated May 31, 2005, for $1,080,000. Also on November 9, 2006, Mr. Lewis exercised his options to purchase 3,000,000 common shares, and the $1,080,000 proceeds were credited toward the settlement of his claims. All Other Compensation represents Mr. Lewis' $1,500 monthly vehicle allowance since July 2006, plus discretionary expense reimbursement treated as compensation. Mr. Lewis' employment agreement is effective through September 2009. See Compensation Discussion and Analysis for a description of certain stock options and stock grants pertaining to Mr. Lewis. Since those stock options were not granted, they are not reflected in the Summary Compensation Table.

(4)
Mr. Staats' 2006 salary ($11,667 per month at December 31, 2006, increasing to $12,917 in January 2007) represents his contractual monthly amounts earned. His bonus amount was discretionary. Mr. Staats' employment agreement also provides for the award of 100,000 options and 100,000 warrants, subject to approval by our board of directors. The options and warrants will each be exercisable to purchase 100,000 shares of our common stock at $1.02 a share until May 2011, and were valued at a combined $133,000 in May 2006. Mr. Staats' employment agreement is effective through May 2009, and will thereafter automatically renew for successive one-year periods unless terminated at least 90 days prior to the expiration of each current existing twelve-month period. Mr. Staats may terminate his employment agreement upon 30 days' prior notice.

(5)
Mr. Post's 2006 salary represents his contractual monthly amount earned from May to September 2006. Subject to approval by our board of directors, Mr. Post's employment agreement provides for the issuance of 300,000 common shares. Mr. Post's employment agreement also provided for the award of options and warrants to purchase a total of 3,000,000 shares of the Company's common stock at $1.00 a share until May 2011. On December 12, 2006 these options and warrants were converted to warrants to purchase 3,000,000 of our common shares at $0.475 per share, exercisable until December 2016. These new warrants were valued at $930,000. Mr. Post's employment agreement also provides for certain post-employment compensation totaling approximately $241,672, listed under All Other Compensation.

(6)	Mr. Post resigned his position as President, Chief Executive Officer and Chairman in September, 2006.

(7)	Mr. Adler resigned his position as Chairman and Chief Executive Officer in May, 2006.

(8)	Mr. Sasnett resigned his position as Chief Financial Officer in May, 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers as of December 31, 2006.

	Option and Warrant Awards
	Number of Securities Underlying Unexercised Options and Warrants		Option or Warrant Exercise	Option or Warrant
	Exercisable	Unexercisable	Price	Expiration Date
Name and
Principal Position

Anthony Cataldo (1)	-	-	$-
Chairman and Chief Executive Officer	-	-	$-
(Principal Executive Officer)

Shawn M. Lewis (2)	-	-	$-
Chief Operating Officer;	-	-	$-
Chief Technology Officer

Robert V. Staats	190,625	59,375	$1.02	5/17/11
Chief Accounting Officer	62,500	38,500(9)	$1.12	6/3/10

Gary Post (3)	3,000,000	-	$0.475	12/12/16
Former President, Chief Executive
Officer and Chairman (6)

Michael Adler (4)	500,000	-	$1.56	10/18/10
Former Chairman and Chief	500,000	-	$1.50	10/18/10
Executive Officer (7)

David Sasnett (5)	450,000		$1.53	10/18/10
Former Chief Financial Officer (8)

(1)
See Compensation Discussion and Analysis for a description of certain stock options and stock grants pertaining to Mr. Cataldo. Since those stock options were not granted, they are not reflected in the Outstanding Equity Awards at Fiscal Year-End table.

(2)
See Compensation Discussion and Analysis for a description of certain stock options and stock grants pertaining to Mr. Lewis. Since those stock options were not granted, they are not reflected in the Outstanding Equity Awards at Fiscal Year-End table.

(3)
Mr. Post's employment agreement provided for the award of options and warrants to purchase a total of 3,000,000 shares of the Company's common stock at $1.00 a share until May 2011. On December 12, 2006 these options and warrants were converted to warrants to purchase 3,000,000 of the Company's common shares at $0.475 per share, exercisable until December 2016.

(4)	Mr. Adler's options and warrants were issued in 2005 in conjunction with his employment agreement.

(5)	Mr. Sasnett's's warrants were issued in 2005 in conjunction with his employment agreement.

(6)	Mr. Post resigned his position as President, Chief Executive Officer and Chairman in September, 2006.

(7)	Mr. Adler resigned his position as Chairman and Chief Executive Officer in May, 2006.

(8)	Mr. Sasnett resigned his position as Chief Financial Officer in May, 2006.

(9)	Mr. Staats' remaining 59,375 and 38,500 options vest ratably until May 2009 and June 2008, respectively.

Option Exercises and Stock Vested
	Option Awards (1)		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name and
Principal Position

Anthony Cataldo	-	$-	-	$-
Chairman and Chief Executive Officer
(Principal Executive Officer)

Shawn M. Lewis (2)	3,000,000	$-	-	$-
Chief Operating Officer;
Chief Technology Officer

Robert V. Staats	-	$-	-	$-
Chief Accounting Officer

Gary Post (3)	-	$-	300,000	$300,000
Former President, Chief Executive
Officer and Chairman (4)

Michael Adler	-	$-	-	$-
Former Chairman and Chief
Executive Officer (5)

David Sasnett	-	$-	-	$-
Former Chief Financial Officer (6)

(1)	Includes awards of stock warrants, where applicable. Values are computed in accordance with Statement of Financial Accounting Standards No. 123R.

(2)
On November 8, 2006, Mr. Lewis was granted options to purchase 3,000,000 common shares at $0.36 per share (closing market price at the grant date). On November 9, 2006, we settled Mr. Lewis' claims against us for alleged breaches of his employment agreement, and for nonregistration of our common shares he holds pursuant to the Caerus merger agreement dated May 31, 2005, for $1,080,000. Also on November 9, 2006, Mr. Lewis exercised his options to purchase 3,000,000 common shares, and the $1,080,000 proceeds were credited toward the settlement of his claims.

(3)	Subject to approval by our board of directors, Mr. Post's employment agreement provides for the issuance of 300,000 common shares.

(4)	Mr. Post resigned his position as President, Chief Executive Officer and Chairman in September, 2006.

(5)	Mr. Adler resigned his position as Chairman and Chief Executive Officer in May, 2006.

(6)	Mr. Sasnett resigned his position as Chief Financial Officer in May, 2006.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2006.

Name of Director	Stock Awards

Anthony Cataldo	$-

Gary Post (1)	$105,000

Stuart Kosh (1)	$105,000

Nicholas A. Iannuzzi, Jr. (1)	$-

(1)
On December 12, 2006 non-employee directors were each awarded 300,000 of our common shares, subject to sufficient authorized shares being approved by shareholders, as annual board member compensation. The fair value of the stock awards was based on the our closing common stock price of $0.35 per share on the grant date. Nicholas A. Iannuzzi was elected to our board of directors on March 16, 2007.

Potential Payments upon Termination or Change in Control

Our current employment agreements with our CEO, COO and CAO contain provisions for lump sum payments in the event their employment is involuntarily terminated without defined cause. In addition, our CEO's employment agreement contains a provision for a lump sum payment in the event his employment is voluntarily terminated for good cause, as defined. For our CEO and COO, these lump sum payments would equal any earned but unpaid salary and bonus, unearned and unpaid bonus to the end of their contract terms (September 2009), plus the greater of unearned and unpaid salary to the end on their contract terms or six months of salary. As of December 31, 2006, this would have equated to a lump sum payment of approximately $840,000 each for our CEO and COO, respectively. For our CAO, this lump sum payment would equal $75,000.

In May 2006 we entered into an employment agreement with Gary Post who became our President, Chief Executive Officer and Chairman and served in this capacity until September 2006. During his employment with us, Mr. Post served under an employment agreement. The employment agreement was for a term of three years (unless terminated earlier pursuant to its terms) and provided for a salary of $16,667 per month through December 31, 2006, increasing to $18,000 per month on January 1, 2007. Mr. Post's employment agreement also provides for the future payment of certain post-employment compensation totaling approximately $241,672 as of December 31, 2006.

Compensation Committee Interlocks and Insider Participation

To date we have not had a standing compensation committee. Mr. Anthony Cataldo, our Chief Executive Officer, Mr. Shawn Lewis, our Chief Operating Officer and Chief Technical Officer, and Mr. Gary Post, our former Chief Executive officer, participated in deliberations with our board of directors concerning executive officer compensation during the year ended December 31, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See Note L to our consolidated financial statements on page 68 for a description of our 2004 Employee Stock Option Plan (the “2004 Plan”) and our 2006 Equity Incentive Plan (the “2006 Plan”). The following table provides information as of December 31, 2006 regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	644,350	$1.11	13,355,650

Equity compensation plans not approved by shareholders	8,156,247	1.00	-

Total	8,800,597	$1.01	13,355,650

The above table excludes the 10,000,000 common shares that were granted to each of Messrs. Cataldo and Lewis by the board of directors on January 24, 2007, as more fully described in the Compensation Discussion and Analysis above.

Beneficial Ownership

The following table sets forth information as of March 15, 2007, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 98,609,701 shares of common stock issued and outstanding as of March 15, 2007:

•	Each person known by us to own beneficially more than five percent of our outstanding common stock;
•	Each of our directors and prospective directors;
•	Our Chief Executive Officer and each person who serves as an executive officer of the Company; and
•	All our executive officers and directors as a group.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares as to which the individual has the right to acquire beneficial ownership within 60 days, except as otherwise noted, through the exercise or conversion of any stock option, warrant, preferred stock or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

The address for each of our officers and directors is c/o VoIP, Inc., 151 South Wymore Road, Suite 3000, Altamonte Springs, Florida 32714.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Ownership of Common Stock (1,2)

WQN, Inc. (3)	27,816,227	23.1%
14911 Quorum Drive, Suite 140
Dallas, Texas 75240

Nicholas A. Iannuzzi, Jr.	307,355	*
Stuart Kosh (4)	2,968,750	3.0%
Shawn Lewis (5,6)	7,035,857	7.0%
Gary Post (7)	3,600,000	3.5%
Robert Staats (8)	253,125	*
Anthony Cataldo (6)	0	*

All directors and executive officers as a	14,165,087	13.3%
group (6 persons) (9)

* Less than one percent.

(1)
We have issued and outstanding 98,609,701 shares of common stock; and a total of 400,000,000 shares are authorized. Additional issuances of common stock resulting from the exercise of options and/or warrants and/or the conversion of debt are subject to the authorized limit.

(2)	Based upon 98,609,701 shares of common stock issued and outstanding as of March 15, 2007.

(3)
Consists of 5,787,429 shares of common stock and 22,028,798 shares issuable upon conversion of a convertible promissory note. Conversion shares were calculated by dividing (i) the sum of the note principal of $3,700,000 and interest at 6% from 1/3/06 through 3/15/07 by (ii) effective conversion price of $0.18 per share.

(4)	Consists of (a) 1,962,500 shares of common stock; (b) currently exercisable options to purchase 156,250 shares of common stock; and (c) warrants to purchase 850,000 shares of common stock.

(5)	Consists of 7,035,857 shares of common stock.

(6)
As previously disclosed, on September 14, 2006, we entered into employment agreements with Anthony J. Cataldo, our Chairman and Chief Executive Officer, and Shawn Lewis, our Chief Operating and Technology Officer. These agreements provided for, among other things, the award of 10,000,000 stock options each to Messrs. Cataldo and Lewis upon sufficient underlying shares of common stock being authorized and available. The options were to be exercisable to purchase 10,000,000 shares of our common stock each for Messrs. Cataldo and Lewis at an exercise price of $0.01 per share for a period of five (5) years. The options were to contain a cashless exercise provision and cost free piggyback registration rights with respect to the common stock underlying the options. Messrs. Cataldo and Lewis were also to receive sufficient additional options under the same terms to assure that they have the right to exercise options to maintain a minimum of 5% and 8% beneficial ownership, respectively, of our issued and outstanding common stock.

A number of our current financing agreements contain “favored nations” provisions that require convertible debt conversion prices and stock warrant exercise prices to be repriced (reduced) in the event that, among other things, options are granted at exercise prices less than our quoted common stock market price at grant date. However, these favored nations repricing provisions are not triggered upon issuing employee stock grants. Accordingly, in lieu of the stock options to be granted to Messrs. Cataldo and Lewis, the board of directors on January 24, 2007 resolved to issue stock grants for 10,000,000 common shares each, subject to sufficient increased shares of common stock being authorized and available for issuance, which will require shareholder approval. The stock grants are to have the same 5% and 8% anti-dilution provisions and piggyback registration rights as the options were to have.

Accordingly, these shares are not included with the shares, if any, reported as beneficially owned herein.

(7)	Consists of 600,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock.

(8)	Consists of warrants to purchase 150,000 shares of common stock and currently exercisable options to purchase 103,125 shares of common stock.

(9)	Represents the combined beneficial ownership as of March 15, 2007, of the executives and the Company’s four directors (a total of six persons).

Item 13. Certain Relationships and Related Transactions

In October 2005, we purchased all of the assets of WQN, Inc. (“WQN”). Mr. Adler, our former chairman and chief executive officer, was the Chief Executive Officer of WQN, and owned approximately 37% of WQN's outstanding common stock. In connection with the transaction, we purchased the assets for a purchase price consisting of (1) a note in the principal amount of $3,700,000 (the “Note”), (2) 1,250,000 shares of our restricted common stock and (3) a warrant to purchase 5,000,000 shares of our common stock at an exercise price of $ $0.001 per share (the “Warrant”). The Note accrues interest at the rate of 6% per annum. In addition, we issued WQN, Inc. an additional 500,000 shares of restricted common stock relating to the difference between the amount of accounts receivable transferred in the transaction and the accounts payable. The Note is convertible into common stock or preferred stock (at such time that a series of preferred stock is established). The Warrant was exercised for common stock. Pursuant to our asset purchase agreement with WQN, on March 16, 2007 our shareholders approved a class of preferred stock that could have been used to satisfy the conversion features of the Note. On March 16, 2007, WQN notified us that it was exercising its right to convert its note and related accrued interest into approximately 22,008,524 shares of our common stock.

The Company and Mr. Ivester, a shareholder and former Chief Executive Officer of the Company, entered into a 3-year consulting agreement on October 18, 2005, which we terminated in October 2006. Pursuant to the consulting agreement, Mr. Ivester provided general business strategy, financing and product development advice. Mr. Ivester received $200,000 per year for his services under the consulting agreement, as well as a $2,500 per month vehicle allowance. Mr. Ivester was eligible to receive bonuses and participate in our stock option plan, as determined by the board of directors. We also owed Mr. Ivester $305,212 as of December 31, 2006 under a demand note payable bearing interest at 3.75%. On March 16, 2007 we agreed to settle all of Mr. Ivester’s claims under his consulting agreement and his demand note payable, in return for cash payments totaling $75,000, and 500,000 shares of the our common stock.

On November 8, 2006, Mr. Lewis, our Chief Operating Officer and Chief Technology Officer, was granted options to purchase 3,000,000 common shares at $0.36 per share (closing market price at the grant date). On November 9, 2006, we settled Mr. Lewis' claims against us for alleged breaches of his employment agreement, and for nonregistration of our common shares he holds pursuant to the Caerus merger agreement dated May 31, 2005, for $1,080,000. Also on November 9, 2006, Mr. Lewis exercised his options to purchase 3,000,000 common shares, and the $1,080,000 proceeds from this exercise were credited toward the settlement of his claims.

On March 29, 2007, we issued an unsecured promissory note in the principal amount of $300,000 (the “Note”) to Shawn M. Lewis, the Company’s Chief Operating Officer. The Note and related accrued interest at 10% per annum is payable upon demand. The cash proceeds to the Company were $252,000 net of related closing costs and expense reimbursements of $48,000, $30,000 of which was paid to Mr. Lewis. In the event of a default, in addition to all sums due and owing under the Note, we will also be required to pay the sum of $750,000 as liquidated damages.

Item 14. Principal Accountant Fees and Services

Audit Fees. Berkovits, Lago & Company, LLP provided services to us during the years ended December 31, 2006 and 2005 in the categories shown below.

	Fiscal Years Ending
	December 31,
	2006	2005
Audit Fees (1)	$291,914	$120,234
Audit-Related Fees (2)	124,398	-
Tax Fees (3)	55,000	-
All Other Fees (4)	-	-

(1)
Audit fees - These are fees billed for professional services performed by Berkovits, Lago & Company, LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)
Audit-related fees - These are fees billed for assurance and related services performed by Berkovits, Lago & Company, LLP that are reasonably related to the performance of the audit or review of our financial statements. These include attestations that are not required by statute, and consulting on financial accounting/reporting standards.

(3)
Tax fees - These are fees billed for professional services performed by Berkovits, Lago & Company, LLP with respect to tax compliance, tax advice and tax planning. These include preparation of original and amended tax returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance, and tax work stemming from “audit-related” items.

(4)	All other fees - Services that do not meet the above three category descriptions are not permissible work performed for us by Berkovits, Lago & Company, LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

(3)	2.1	Stock Contribution Agreement dated May 25, 2004, between Registrant and Steven Ivester

(12)	2.2	Agreement and Plan of Merger with Caerus, Inc. dated as of May 31, 2005

(14)	2.3	Asset Purchase Agreement dated as of August 3, 2005, by and between VoIP, Inc. Acquisition Company and WQN, Inc.

(1)	3.1.1	Articles of Incorporation

(1)	3.1.2	Bylaws

(3)	3.2	Amendment to Articles of Incorporation dated April 13, 2004

(32)	3.3	Amended and Restated Bylaws of VoIP, Inc.

(3)	4.1	Specimen Stock Certificate

(28)	4.2.1	Form of Consulting Agreement with Irawan Onggara effective November 20, 2006

(28)	4.2.2	Form of Consulting Agreement with Piter Korompis effective November 20, 2006

(2)	10.1	Stock Purchase Agreement dated February 27, 2004, between Registrant and Steven Ivester

(3)	10.2	2004 Stock Option Plan

(4)	10.3	Stock Purchase Agreement dated June 25, 2004, among Registrant, DTNet Technologies and Marc Moore

(5)	10.4	Stock Purchase Agreement dated September 10, 2004, among Carlos Rivas, Albert Rodriguz, Registrant and Vox Consulting Group Inc.

(6)	10.5.1	Subscription Agreement dated November 11, 2004

(6)	10.5.2	Form of Class A Warrant

(6)	10.5.3	Form of Class B Warrant

(8)	10.6.1	Stock Purchase Warrant dated December 10, 2004, issued to Ivano Angelastri

(8)	10.6.2	Stock Purchase Warrant dated December 10, 2004, issued to Ebony Finance

(9)	10.7.1	Form of Incentive Stock Option Agreement

(9)	10.7.2	Form of Non-Qualified Stock Option Agreement

(10)	10.8	Net Exercise Agreement dated February 14, 2005, with John Todd

(11)	10.9	Asset Purchase Agreement dated February 23, 2005, among Creative Marketing Associates, Registrant, and eGlobalPhone

(12)	10.10	Caerus, Inc. Merger Documents dated May 31, 2005:

(12)	10.10.1	Option Exchange Agreement

(12)	10.10.2	Registration Rights Agreement

(12)	10.10.3	Exchange Agreement

(12)	10.10.4	Registration Rights Agreement

(12)	10.10.5	Consent and Waiver Agreement

(12)	10.10.6	Guaranty

(12)	10.10.7	Security Agreement

(12)	10.10.8	Employment Agreement dated May 27, 2005, between Registrant and Shawn Lewis

(13)	10.11.1	Subscription Agreement dated July 5, 2005

(13)	10.11.2	Form of Class C Warrant

(13)	10.11.3	Form of Class D Warrant

(13)	10.11.4	Form of Convertible Note

(13)	10.11.5	Security Agreement

(13)	10.11.6	Security and Pledge Agreement

(13)	10.11.7	Guaranty

(14)	10.12	WQN, Inc. Documents dated August 3, 2005:

(14)	10.12.1	Warrant

(14)	10.12.2	Security Agreement between Registrant and WQN, Inc.

(14)	10.12.3	Consent, Waiver and Acknowledgement by and among Cedar Boulevard Lease Funding, Inc., Registrant, and certain Subsidiaries of Registrant

(14)	10.12.4	Third Amendment to Subordinated Loan and Security Agreement by and among Cedar Boulevard Lease Funding, Inc., Registrant, and certain Subsidiaries of Registrant

(14)	10.12.5	Security Agreement between Cedar Boulevard Lease Funding, Inc. and VoIP Acquisition Company

(14)	10.12.6	Guaranty between Cedar Boulevard Lease Funding, Inc. And VoIP Acquisition Company

(15)	10.13	Consulting Services Agreement dated October 18, 2005, between Registrant and Steven Ivester

(16)	10.14.1	Cross Country Capital Partners Amendment Subscription Agreement dated November 16, 2005

(16)	10.14.2	Cross Country Capital Partners Class C Warrant

(16)	10.14.3	Stock Purchase Agreement with Steven Ivester

(16)	10.14.4	Promissory Note to Steven Ivester

(17)	10.15.1	Subscription Agreement for Secured Notes dated January 6, 2006

(17)	10.15.2	Subscription Agreement for Unsecured Notes dated January 6, 2006

(17)	10.15.3	Form of Class A Warrant

(17)	10.15.4	Form of Class B Warrant

(17)	10.15.5	Form of Secured Convertible Note

(17)	10.15.6	Form of Unsecured Convertible Note

(17)	10.15.7	Security Agreement

(17)	10.15.8	Security and Pledge Agreement

(17)	10.15.9	Guaranty Agreement

(18)	10.16.1	Subscription Agreement dated February 2, 2006

(18)	10.16.2	Form of Class A Warrant

(18)	10.16.3	Form of Class B Warrant

(18)	10.16.4	Form of Secured Convertible Note

(18)	10.16.5	Security Agreement

(18)	10.16.6	Security and Pledge Agreement

(18)	10.16.7	Guaranty Agreement

(19)	10.17	2006 Equity Incentive Plan

(20)	10.18	Stock Purchase Agreement dated as of April 19, 2006, by and between Registrant, VCG Technologies, Inc. d/b/a DTNet Technologies and William F. Burbank

(21)	10.19.1	Employment Agreement effective May 15, 2006, between Registrant and Mr. Gary Post

(21)	10.19.2	Employment Agreement effective May 17, 2006, between Registrant and Mr. Robert Staats

(21)	10.19.3	Employment Agreement effective May 15, 2006, between Registrant and Mr. David Ahn

(21)	10.19.4	Modification and Amendment Agreement dated May 22, 2006

(36)	10.20.1	Promissory Note dated September 13, 2006, issued to Bristol Investment Fund, Ltd., in the Principal Amount of $166,666

(36)	10.20.2	Promissory Note dated September 13, 2006, issued to Alpha Capital Anstalt in the Principal Amount of $333,334

(22)	10.21	Promissory Note dated September 29, 2006, issued to Whalehaven Capital Fund Limited in the Principal Amount of $387,800

(23)	10.22.1	Subscription Agreement dated October 17, 2006

(23)	10.22.2	Form of Class C Warrant

(23)	10.22.3	Form of Secured Convertible Note

(24)	10.23	Compensation Agreement dated October 12, 2006, among Registrant and Marc Ross

(26)	10.24.1	Alpha et al 3(a)(10) Settlement dated September 15, 2006

(26)	10.24.2	Stonestreet et al 3(a)(10) Settlement dated September 18, 2006

(26)	10.24.3	Employment Agreement effective September 14, 2006, between Registrant and Mr. Anthony Cataldo

(26)	10.24.4	Second Amendment effective September 14, 2006 to Employment Agreement between Registrant and Mr. Shawn Lewis

(26)	10.24.5	Non-Qualified Stock Option Agreement dated November 8, 2006

(26)	10.24.6	Settlement Agreement and Release of Claims among Shawn Lewis and Registrant

(27)	10.25.1	Promissory Note dated November 27, 2006, issued to Whalehaven Capital Fund, Limited, in the Principal Amount of $133,333

(27)	10.25.2	Promissory Note dated November 27, 2006, issued to Alpha Capital Anstalt in the Principal Amount of $133,334

(27)	10.25.3	Promissory Note dated November 27, 2006, issued to Ellis International Ltd. in the Principal Amount of $100,000

(29)	10.26.1	Form of Stock Purchase Warrant dated December 7, 2006, with Cashless Exercise Provision

(29)	10.26.2	Form of Stock Purchase Warrant dated December 7, 2006, without Cashless Exercise Provision

(30)	10.27.1	Promissory Note dated December 15, 2006, issued to Whalehaven Capital Fund, Limited, in the Principal Amount of $83,333

(30)	10.27.2	Promissory Note dated December 15, 2006, issued to Alpha Capital Anstalt in the Principal Amount of $83,334

(30)	10.27.3	Promissory Note dated December 15, 2006, issued to Ellis International Ltd. in the Principal Amount of $83,333

(31)	10.28.1	Promissory Note dated January 4, 2007, issued to Whalehaven Capital Fund, Limited, in the Principal Amount of $83,333

(31)	10.28.2	Promissory Note dated January 4, 2007, issued to Alpha Capital Anstalt in the Principal Amount of $83,332

(31)	10.28.3	Promissory Note dated January 4, 2007, issued to Alpha Capital Anstalt in the Principal Amount of $83,335

(33)	10.29.1	Promissory Note dated January 18, 2007, issued to Alpha Capital Anstalt in the principal amount of $100,000

(33)	10.29.2	Promissory Note dated January 18, 2007, issued to Centurion Microcap L.P. in the principal amount of $100,000

(33)	10.29.3	Promissory Note dated January 18, 2007, issued to Ellis International Ltd. in the principal amount of $100,000

(33)	10.29.4	Form of Promissory Notes issued to Bristol Investment Fund, Ltd., in the principal amount of $250,000 each

(33)	10.29.5	Form of Bridge Financing Letter Agreement with Bristol Investment Fund, Ltd.

(34)	10.30.1	Form of Assignment of Secured Subordinated Promissory Note dated June 1, 2004 (Assignment dated February 1, 2007)

(34)	10.30.2	Form of Addendum to Assignment of Secured Subordinated Promissory Note (Addendum dated February 1, 2007)

(35)	10.31.1	Form of Subscription Agreement dated February 16, 2007

(35)	10.31.2	Form of Convertible Note dated February 16, 2007

(35)	10.31.3	Form of Class D Common Stock Purchase Warrant dated February 16, 2007

(35)	10.31.4	Form of Cedar Reallocation and Assignment Agreement dated February 16, 2007

(35)	10.31.5	Form of Reallocation and Assignment Agreement dated February 16, 2007

(36)	10.32.1	$300,000 Subordinated Demand Promissory Note dated March 29, 2007

(7)	16.1	Resignation Letter from Tschopp, Whitcomb & Orr

(25)	21.1	Subsidiaries of the Registrant

(36)	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(36)	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(36)	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(36)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)		Filed as exhibit to Registrant’s Form 10-SB filed January 19, 2000

(2)		Filed as exhibit to Form 8-K filed March 3, 2004

(3)		Filed as exhibit to Form 8-K filed June 9, 2004

(4)		Filed as exhibit to Form 8-K filed July 7, 2004

(5)		Filed as exhibit to Form 8-K filed September 16, 2004

(6)		Filed as exhibit to form 8-K filed November 17, 2004

(7)		Filed as exhibit to form 8-K filed November 18, 2004

(8)		Filed as exhibit to form 8-K filed December 15, 2004

(9)		Filed as exhibit to form S-8 filed January 26, 2005

(10)		Filed as exhibit to form 8-K filed February 16, 2005

(11)		Filed as exhibit to form 8-K filed March 1, 2005

(12)	Filed as exhibit to form 8-K filed June 6, 2005

(13)	Filed as exhibit to Form 8-K filed July 11, 2005

(14)	Filed as exhibit to Form 8-K filed August 9, 2005

(15)	Filed as exhibit to Form 8-K filed October 24, 2005

(16)	Filed as exhibit to Form 8-K filed November 22, 2005

(17)	Filed as exhibit to Form 8-K filed January 12, 2006

(18)	Filed as exhibit to Form 8-K filed February 8, 2006

(19)	Filed as exhibit to Form 10-KSB filed April 17, 2006

(20)	Filed as exhibit to Form 8-K filed April 25, 2006

(21)	Filed as exhibit to Form 8-K filed May 25, 2006

(22)	Filed as exhibit to Form 8-K filed October 5, 2006

(23)	Filed as exhibit to Form 8-K filed October 20, 2006

(24)	Filed as exhibit to Form S-8 filed October 27, 2006

(25)	Filed as exhibit to Form 10-KSB/A filed October 27, 2006

(26)	Filed as exhibit to Form 10-Q filed November 17, 2006

(27)	Filed as exhibit to Form 8-K filed December 1, 2006

(28)	Filed as exhibit to Form S-8 filed December 1, 2006

(29)	Filed as exhibit to Form 8-K filed December 13, 2006

(30)	Filed as exhibit to Form 8-K filed December 21, 2006

(31)	Filed as exhibit to Form 8-K filed January 10, 2007

(32)	Filed as exhibit to Form 8-K filed January 29, 2007

(33)	Filed as exhibit to Form 8-K filed February 1, 2007

(34)	Filed as exhibit to Form 8-K filed February 2, 2007

(35)	Filed as exhibit to Form 8-K filed February 23, 2007

(36)	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VoIP, Inc. and Subsidiaries
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of VoIP, Inc. and Subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are described in Note C to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note E to the consolidated financial statements, the accompanying consolidated balance sheet and statement of changes in shareholders’ equity of VoIP, Inc. and Subsidiaries as of December 31, 2005 and for the year then ended have been restated to correct for misstatements in the December 31, 2005 financial statements previously filed.

/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
March  23, 2007

VoIP, Inc.
Consolidated Balance Sheets

	December 31
	2006	2005
ASSETS		(Restated)

Current assets:
Cash and cash equivalents	$90,172	$3,228,745
Accounts receivable, net of allowance for doubtful account
of $113,653 and $177,489, respectively	439,818	471,649
Due from related parties	31,227	161,530
Inventory	-	238,292
Prepaid expenses and deposits	716,021	935,320
Total current assets	1,277,238	5,035,536

Property and equipment, net	6,860,233	10,141,872
Goodwill and other intangible assets	32,687,822	36,044,271
Net assets of discontinued operations	-	1,767,475
Other assets	99,828	349,205

TOTAL ASSETS	$40,925,121	$53,338,359

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,219,743	$10,488,745
Accrued expenses	4,853,007	2,149,514
Loans payable	2,574,835	4,685,236
Convertible notes payable	9,576,592	3,399,798
Fair value liability for warrants	5,102,731	-
Nonregistration penalties and other stock-based payables	4,748,380	-
Accrued litigation charges	1,054,130	-
Notes and advances from investors	616,667	3,000,000
Due to related parties	-	1,572,894
Net liabilities from discontinued operations	354,398	-
Other current liabilities	557,153	931,004
Total current liabilities	37,657,636	26,227,191

Other liabilities	222,669	245,248

TOTAL LIABILITIES	37,880,305	26,472,439

Shareholders' equity:
Common stock - $0.001 par value;
100,000,000 shares authorized;
98,609,701 and 59,523,397 shares
issued and outstanding, respectively	98,610	59,523
Additional paid-in capital	78,942,818	61,606,497
Accumulated deficit	(75,996,612)	(34,800,100)
Total shareholders' equity	3,044,816	26,865,920

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$40,925,121	$53,338,359

The accompanying notes are an integral part of these consolidated financial statements.

VoIP Inc.
Consolidated Statements of Operations

	Year Ended December 31
	2006	2005	2004

Revenues	$14,676,948	$8,945,868	$1,020,285

Cost of sales	14,685,010	10,245,516	754,598

Gross profit (loss)	(8,062)	(1,299,648)	265,687

Operating expenses
Compensation and related expenses	13,184,377	7,328,685	3,800,336
Commissions and fees to third parties	2,573,386	4,823,786	400,787
Professional, legal and consulting expenses	6,852,584	1,858,088	430,432
Depreciation and amortization	5,168,467	3,111,042	70,988
General and administrative expenses	3,236,871	3,941,440	871,032
Total operating expenses	31,015,685	21,063,041	5,573,575

Loss from continuing operations before income taxes	(31,023,747)	(22,362,689)	(5,307,888)

Other (income) expenses:
Interest expense	7,715,400	1,638,489	-
Financing penalties and expenses	6,375,342	-	-
Gain on sale of fixed assets	-	(206,184)	-
Decrease in fair value liability for warrants	(7,226,430)	-	-
Litigation charges	1,068,500	-	-
Other	260,000	-	-
Total other expenses	8,192,812	1,432,305	-

Loss before income taxes and results of
discontinued operations	(39,216,559)	(23,794,994)	(5,307,888)

Provision for income taxes	-	-	-

Net loss before discontinued operations	(39,216,559)	(23,794,994)	(5,307,888)

Loss from discontinued operations,
net of income taxes	(1,979,953)	(4,518,339)	(554,232)

Net loss	$(41,196,512)	$(28,313,333)	$(5,862,120)

Basic and diluted loss per share:

Loss before discontinued operations	$(0.52)	$(0.62)	$(0.36)
Loss from discontinued operations,
net of income taxes	(0.03)	(0.12)	(0.04)

Net loss per share	$(0.55)	$(0.74)	$(0.40)

Weighted average number of shares outstanding	75,329,007	38,458,871	14,597,312

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations:
Net loss	$(39,216,559)	$(23,794,994)	$(5,307,888)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,168,467	3,140,401	82,832
Common shares issued for services	2,713,405	3,380,474	599,166
Common shares issued for nonregistration penalty settlements	1,125,000	-	-
Options and warrants issued for services and compensation	10,014,613	2,181,350	3,320,763
Amortization of debt discounts	6,266,190	416,175	-
Decrease in fair value liability for warrants	(7,226,431)	-	-
Noncash nonregistration penalties	5,130,219	-	-
Noncash litigation charges	663,713	-	-
Changes in operating assets and liabilities:
Accounts receivable	31,831	861,934	202,731
Due from related parties	130,303	(161,530)	-
Inventory	238,292	495,241	171,800
Prepaid expenses and deposits	219,298	(583,783)	54,531
Accounts payable and accrued expenses	2,768,766	(4,474,899)	(1,113,607)
Other current liabilities	(393,851)	870,948	(378,670)
Net cash used in continuing operating activities	(12,366,745)	(17,668,683)	(2,368,342)
Discontinued operations:
Loss from discontinued operations	(1,979,953)	(4,518,339)	(554,232)
Goodwill impairment charge	839,101	4,173,452	-
Provision for assets & liabilties of discontinued operations	1,136,122	412,420	(408,000)
Net cash provided by (used in) discontinued operating activities	(4,730)	67,533	(962,232)
Net cash used in operating activities	(12,371,475)	(17,601,150)	(3,330,574)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing operations:
Purchase of property and equipment	(18,522)	(2,582,827)	(127,541)
Acquisition of Caerus and WQN (Note J)	-	(1,290,727)	-
Cash from acquisitions	-	-	104,872
(Purchase) or disposition of other assets	249,377	267,940	(71,100)
Net cash provided by (used in) continuing investing activities	230,855	(3,605,614)	(93,769)
Discontinued operations:
Net assets - DTNet and Phone House (Note P)	(237,350)	(1,303,738)	573,363
Net cash provided by (used in) discontinued investing activities	(237,350)	(1,303,738)	573,363
Net cash provided by (used in) investing activities	(6,494)	(4,909,352)	479,594

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable and advances	13,337,094	10,656,104	360,000
Proceeds from common stock issuances	3,689,726	11,719,614	3,628,618
Issuance of stock for note conversions	-	2,465,286	-
Repayment of notes payable and advances	(7,787,424)	(242,894)	-
Net cash provided by financing activities	9,239,396	24,598,110	3,988,618

Net increase (decrease) in cash	(3,138,573)	2,087,608	1,137,638

Cash and cash equivalents at beginning of year	3,228,745	1,141,137	3,499
Cash and cash equivalents at end of year	$90,172	$3,228,745	$1,141,137

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated S tatements of Changes in S hareholders' Equity
Years Ended December 31, 2006, 2005 and 2004

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Accumulated Deficit	Total
Balance as of December 31, 2003	1,730,939	$1,731	$731,208	$(624,647)	$108,292
Common stock issued	12,500,000	12,500	-	-	12,500
Common stock issued to investors for cash received	5,520,566	5,521	3,610,598	-	3,616,119
Common stock issued for services	907,477	907	493,259	-	494,166
Common Stock issued for acquisition of DTNet Tech.	2,500,000	2,500	4,747,500	-	4,750,000
Common Stock issued for acquisition of Voip Americas	1,000,000	1,000	1,099,000	-	1,100,000
Warrants issued to two comp any officers	-	-	3,320,763	-	3,320,763
Warrants issued for intellectual property	100,000	100	105,000	-	105,100
Loss for the y ear	-	-	-	(5,862,120)	(5,862,120)
Balance December 31, 2004	24,258,982	24,259	14,107,328	(6,486,767)	7,644,820
Common Stock issued for services	2,994,592	2,995	3,377,479	-	3,380,474
Common stock issued to investors for cash received	6,740,038	6,740	8,022,598	-	8,029,338
Common stock issued for cash received, pursuant to
exercise of warrants	3,292,778	3,293	3,919,360	-	3,922,653
Common stock issued for debt conversions	4,054,536	4,054	2,461,232	-	2,465,286
Common Stock issued for acquisition of Caerus, Inc. (restated)	16,932,471	16,932	17,598,068	-	17,615,000
Options issued for acquisition of Caerus, Inc.	-	-	355,000	-	355,000
Common Stock issued for acquisition of WQN	1,250,000	1,250	1,298,250	-	1,299,500
Value of warrants issued for acquisition of WQN	-	-	5,200,000	-	5,200,000
Value of warrants and conversion features of debt issue	-	-	3,085,832	-	3,085,832
Stock compensation - amortization	-	-	242,101		242,101
Option and warrant compensation - amortization	-	-	1,939,249	-	1,939,249
Loss for the y ear	-	-	-	(28,313,333)	(28,313,333)
Balance December 31, 2005 (restated)	59,523,397	59,523	61,606,497	(34,800,100)	26,865,920
Common Stock issued for services	4,658,595	4,659	3,272,337		3,276,996
Common stock issued for cash received, pursuant to
exercise of warrants	8,826,609	8,826	2,339,725		2,348,551
Common stock issued for debt conversions	16,230,505	16,230	1,811,728		1,827,958
Common stock issued for nonregistration and
other penalties, and interest	8,584,278	8,585	3,320,657		3,329,242
Common stock issued for acquisition of Caerus, Inc.	666,667	667	259,333		260,000
Common stock issued for cash received, pursuant to	319,650	320	330,753		331,073
exercise of options
Common stock acquired, DTNet sale	(200,000)	(200)	(383,800)		(384,000)
Value of warrants and conversion features of debt issued			5,168,168		5,168,168
Stock compensation - amortization			296,875		296,875
Option and warrant compensation - amortization			6,326,829		6,326,829
Value of warrants reclassified to liabilities			(5,406,284)		(5,406,284)
Loss for the year				(41,196,512)	(41,196,512)
Balance December 31, 2006	98,609,701	$98,610	$78,942,818	$(75,996,612)	$3,044,816

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Caerus, Inc., eGlobalphone, Inc., VoIP Solutions, Inc., and VoIP Americas, Inc. from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

The Company's operations formerly consisted of three segments: Telecommunication Services, Hardware Sales and Calling Card Sales. However, with the Company’s sale of DTNet Technologies and the termination of its Marketing and Distribution Agreement with Phone House, Inc., both referred to above, these former segments are being accounted for as discontinued operations, as discussed more fully in Note P, and prior period financial statements have been appropriately reclassified. Also as a result of these discontinued operations, the Company’s operations currently consist of one segment, Telecommunication Services. Therefore, separate segmented financial results are not presented.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash on hand, in banks, including amounts in book overdraft positions, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase, to be cash and cash equivalents. Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of December 31, 2006 and 2005 the balance of the allowance for uncollectible accounts amounted to $133,653 and $177,489, respectively.

Inventory

Inventory consists of finished goods and is valued at the lower of cost or market using the first-in, first-out method.

Convertible Debt

Convertible debt with beneficial conversion features, whereby the conversion feature is “in the money,” are accounted for in accordance with guidance supplied by Emerging Issues Task Force (“EITF”) No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." The relative fair value of the warrants and the beneficial conversion feature has been recorded as a discount against the debt and is amortized over the term of the debt.

Fair Value Liability for Warrants

As a result of the Company’s 2006 financing agreements, the number of common shares issuable upon the exercise of outstanding warrant agreements, when combined with existing outstanding common shares and shares issuable upon the conversion of applicable notes payable, exceeded the Company’s authorized common shares. Therefore, as required Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”) asset or liability classification of the warrants is required (as opposed to permanent equity classification) for the excess warrant shares.  From January to May 2006, only a portion of the Company’s warrants were subject to liability classification. However, beginning May 2006, all of the Company’s warrants were classified as a liability on its consolidated balance sheet, and their values were marked-to-market at December 31, 2006. Until the Company has sufficient authorized common shares to satisfy these warrant obligations, it will be subject to future noncash mark-to-market income or expense to the extent that the estimated market value of these warrants changes in the future, which are in turn primarily dependent upon the Company's common stock market price per share. See Note R for subsequent authorization of common shares, sufficient to satisfy these warrant obligations.

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

Revenue Recognition

Revenues are primarily derived from fees charged to terminate voice services over the Company's network and from monthly recurring charges associated with Internet and telecommunication services.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight line method. The useful life of assets ranges from three to five years. The leasehold improvements are amortized over the life of the related leases. The Company reviews the recoverability of its property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset group may not be recoverable.

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

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company tests its goodwill and intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values, and the Company may be required to record impairment charges for these assets if in the future their carrying values exceed their fair values. During the years ended December 31, 2006 and 2005, the Company recognized impairment expense of $839,101 and $4,173,452, respectively, related to goodwill recorded for its former hardware sales business segment, and included in its reported loss from discontinued operations. If in the future the remaining carrying value of our goodwill exceeds its fair market value, the Company will be required to record an additional impairment charge in its statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and financial condition. If the traded market price of our common stock declines, a material goodwill impairment charge in the future is possible.

Stock Based Compensation

The Company applies the fair value method of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation" ("SFAS No. 123R") in accounting for its stock options. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value for each option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of all vested options granted has been charged to salaries, wages, and benefits in accordance with SFAS No. 123. Common stock granted to employees, directors and consultants are charged to operating expenses based on the fair value of the stock at the date the stock rights are granted.

Restatement

The Company’s consolidated balance sheet at December 31, 2005 was restated to reduce both goodwill and stockholders’ equity by $2,360,000, which represented contingent consideration (escrowed common shares - see Note J) related to the Caerus acquisition. According to Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), such contingent consideration should not have been included in the Caerus purchase price determination. The Company’s consolidated statements of operations and cash flows for the year ended December 31, 2005 were not affected.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation, including reclassifications pertaining to discontinued operations as described in Note P.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and also establishes a framework for measuring fair value. The provisions of this Statement are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits companies to choose to measure many financial instruments at fair value, and could apply to the Company’s potential future convertible debt and stock warrant agreements. The provisions of this Statement are effective for fiscal years beginning after November 15, 2007. The Company does not plan to elect fair value accounting under SAFS No. 159, therefore do not expect the adoption of this Statement to have a material impact on its financial statements.

NOTE C - LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

This Note C should be reviewed in conjunction with Notes F, G, H, I and R to the Company's consolidated financial statements.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since inception of its current business in 2004, has been dependent on issuances of debt and equity instruments to fund its operations and capital expenditures, and is in violation of most of its financing covenants. The Company's independent auditors have added an explanatory paragraph to their opinion on the Company's consolidated financial statements for the year ended December 31, 2006, based on substantial doubt about the Company's ability to continue as a going concern.

At December 31, 2006, the Company's contractual obligations for debt, leases and capital expenditures totaled approximately $25.3 million. Included in this amount is approximately $2.4 million due on a loan from a lending institution. The Company was not in compliance with certain covenants under the loan agreement for this debt. However, the lender has not declared this loan in default. (See Note R, for a description of the subsequent assignment and restructure of this debt.)

See Notes G and R for a description of the Company's convertible notes issued in July and October 2005 (“2005 Notes”), January and February 2006 (“Early 2006 Notes”), October 2006 (“Late 2006 Notes”), and February 2007 (“2007 Notes”). As explained below and in Notes G and R, the subscription agreements for these notes contain provisions that could impact the Company's future capital raising efforts and its capital structure:

•
The Company is required to file registration statements to register amounts ranging up to 200% of the shares issuable upon conversion of these notes, and all of the shares issuable upon exercise of the warrants issued in connection with these notes. Certain registration statements were filed, but have since become either ineffective or withdrawn. Until sufficient registration statements are declared effective by the Securities and Exchange Commission (the “SEC”), the Company is liable for liquidated damages totaling $1,058,858 through December 31, 2006, and will continue to incur additional liquidated damages of $228,432 per month until the required shares and warrants are registered.

•
Unless consent is obtained from the note holders, the Company may not file any new registration statements or amend any existing registrations until the sooner of (a) 60 to 365 days following the effective date of the notes registration statement or (b) all the notes have been converted into shares of the Company's common stock and such shares of common stock and the shares of common stock issuable upon exercise of the warrants have been sold by the note holders.

•
Since October 2005, the Company has been in violation of certain requirements of the 2005 Notes, the Early 2006 Notes, and the Late 2006 Notes. While the investors have not declared these notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

In connection with a private placement memorandum dated May 20, 2005, the Company issued 2,242,500 shares of its common stock for $0.80 per share, and warrants to purchase 2,207,751 common shares at prices from $1.60 to $2.23 per share. At December 31, 2006, the fair value of these outstanding warrants was $58,510, which was recorded as a liability on the Company’s consolidated balance sheet. As required by the subscription agreements, a portion of the shares was registered with the SEC in October 2005, but that registration became ineffective in July 2006. Non-registration liquidated damages accrued until September 2006, when all related shares and warrants became tradable under Rule 144, and, in accordance with the terms of the subscription agreements, accrual of liquidated damages ceased. At December 31, 2006, liquidated damages totaled 1,482,500 shares and 226,500 warrants owing, recognized as a $1,342,299 current liability on the Company’s balance sheet.

In connection with a subscription agreement dated August 26, 2005 and amended on November 16, 2005, the Company issued 1,375,000 shares of its common stock for $0.80 per share, and warrants to purchase 2,225,000 common shares at prices ranging from $1.37 to $1.60 per share. The investor also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the per share purchase price or warrant exercise prices, the investor's effective per share purchase price and warrant exercise price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described in Note R, the subscription agreement’s per share purchase price and the warrants’ exercise prices were effectively reduced to $0.18 per share. At December 31, 2006, the fair value of these outstanding warrants was $400,500, which was recorded as a liability on the Company’s consolidated balance sheet. The Company also agreed to register a total of 5,850,000 common shares and warrants related to this agreement by January 17, 2006. Until a registration statement is declared effective by the SEC, the Company is liable for liquidated damages totaling $600,000 through December 31, 2006, and will continue to incur additional liquidated damages of $50,000 per month until the required shares and warrants are registered.

The Company will need to continue to raise additional debt or equity capital to provide the funds necessary to restructure or repay its $2.4 million loan, meet its other contractual commitments, and continue its operations. The Company is actively seeking to raise this additional capital but may not be successful in obtaining the imminently-required debt or equity financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's authorized common stock consisted of 100,000,000 common shares at December 31, 2006, of which 98,609,701 common shares were issued and outstanding, and approximately 141 million additional shares were contingently issuable upon the exercise of stock options and warrants, or conversion of convertible securities. An additional 24 million common shares were required to be reserved under the Company’s various existing financing agreements. As of December 31, 2006 the Company was also contractually obligated to register approximately 192 million shares, warrants and options. (See Note R for a subsequent increase in the Company’s authorized common stock to 400,000,000 shares, and the authorization of a new class of preferred stock.) There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, or that sufficient additional common stock authorizations can be approved by shareholders, in which case the Company would continue to be unable to satisfy its contractual obligations to register shares, and would be unable to satisfy the contractual obligations it has undertaken to reserve shares of common stock.

NOTE D - PROPERTY AND EQUIPMENT, NET

At December 31, 2006 and 2005, property and equipment consisted of the following:

	2006	2005
Equipment	$8,766,749	$9,381,372
Furniture & Fixtures	91,647	171,705
Software	666,842	1,667,864
Vehicles	15,269	15,269
Leasehold improvements	105,075	248,952
Total	9,645,582	11,485,162
Less accumulated depreciation	(2,785,349)	(1,343,290)
Total	$6,860,233	$10,141,872

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $1,844,020, $1,208,331, and $82,832, respectively.

The amount of equipment held under capital leases, included above and net of accumulated amortization, was $244,656 and $259, 946 at December 31, 2006 and 2005, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), the Company performs an evaluation of the fair values of its operating segments annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than its carrying amount. As described in Note P, on April 19, 2006, the Company completed the sale of its interest in its subsidiary DTNet Technologies. DTNet Technologies' operations were the primary component of the Company's hardware sales business segment, and the Company recorded a goodwill impairment charge of $839,101 in its March 31, 2006 statement of operations to reduce the carrying value of this subsidiary to its estimated fair value. The remaining $198,000 balance of goodwill for this segment was a component of net assets sold.

The Company's balance sheet at December 31, 2006 includes approximately $21.2 million in goodwill and approximately $11.5 million in other intangible assets recorded in connection with its acquisition in October 2005 of substantially all of the assets relating to the VoIP business of WQN, and its acquisition in May 2005 of Caerus and its subsidiaries.

In accordance with SFAS 142, management tests the carrying value of its goodwill and other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. During the year ended December 31, 2005 the Company recorded an impairment charge to its operating results of approximately $4.2 million relating to goodwill previously recorded for an acquisition. During the year ended December 31, 2006, the Company recorded an impairment charge to operating results of $839,101 as a result of selling the Company's interest in its subsidiary, DTNet Technologies in April 2006. These charges reduced the carrying value of the subsidiary to its estimated fair value. The Company may be required to record additional impairment charges for these assets in the future, which could materially adversely affect its financial condition and results of operations. If the traded market price of the Company's common stock declines, or its future revenue does not increase coincident with amounts previously projected and utilized to determine the fair value of the Company's goodwill and other intangible assets, a material goodwill impairment charge in the future is possible.

As of December 31, 2006 and 2005 goodwill and other intangible assets consisted of the following:

		2006	2005
			(Restated)

Goodwill		$21,228,339	$20,946,341

Other intangible assets:
	Useful Life (Years)
Technology	4.0	$6,000,000	$6,000,000
Customer relationships	5.0 - 6.0	8,325,000	8,325,000
Trade names	9.0	1,700,000	1,700,000
Non-compete agreement	1.0	500,000	500,000
Other intangible assets	Indefinite	200,000	200,000
Subtotal		16,725,000	16,725,000
Accumulated amortization		(5,265,517)	(1,627,070)
Other intangible assets, net		11,459,483	15,097,930

Total goodwill and other intangible assets		$32,687,822	$36,044,271

The December 31, 2005 goodwill amount excludes $1,037,101 related to the Company's former hardware sales segment, which was reclassified to net assets of discontinued operations. Amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $3,324,447, $1,627,070 and $0, respectively.

The December 31, 2005 goodwill amount was also restated to reflect a reduction of $2,360,000 which represented contingent consideration (escrowed common shares - see Note J) related to the Caerus acquisition. According to SFAS No. 141, such contingent consideration should not have been included in the Caerus purchase price determination. The Company's consolidated statements of operations and cash flows for the year ended December 31, 2005 were not affected.

NOTE F - LOANS PAYABLE

At December 31, 2006 and 2005, loans payable consisted of the following:

	2006	2005

Note payable to a lending institution	$2,381,085	$4,685,236
Other notes payable	193,750	-

Total loans payable	$2,574,835	$4,685,236

The note payable to a lending institution bears interest at 17.5%, and is repayable through May 2007. Interest expensed and paid under this debt facility during the years ended December 31, 2006, 2005 and 2004 was $443,805, $399,551, and $0, respectively. The loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected, first-priority security interest in all of the Company's assets. The Company was in violation of certain requirements of this debt facility at December 31, 2006, and has not made scheduled principal and interest payments. However, the lender has currently not declared this loan in default. As a result, the full amount of the loan at December 31, 2006 has been classified as current. (See Note R for subsequent reassignment and restructure of this loan.)

The other notes payable at December 31, 2006 was classified as common stock and additional paid-in capital at December 31, 2005, because related notes payable were converted to common stock in 2005. According to the terms of a November 2006 settlement agreement between the Company and the convertible note holders, the note holders returned the common stock to the Company, and the convertible debt was reclassified to loans payable.

NOTE G - CONVERTIBLE NOTES AND WARRANTS PAYABLE

At December 31, 2006 and 2005, convertible notes payable, and the fair value liability for related warrants consisted of the following:

	Convertible Notes Payable		Fair Value Liability for Warrants
	2006	2005	2006	2005
Payable to WQN, Inc. (1)	$3,700,000	$3,700,000	$-	$-
Payable to accredited investors:
July & October 2005 (2)	488,543	1,496,804	441,313	-
January & February 2006 (3)	8,353,102	-	980,409	-
October 2006 (4)	2,905,875	-	1,971,844	-

May 2005 private placement (5)	-	-	58,510	-
August 2005 subscription agreement (5)	-	-	400,500	-
Other - see Note M	-	-	1,250,155	-
Subtotal	15,447,520	5,196,804	5,102,731	-

Less discounts	(5,870,928)	(1,797,006)	-	-

Total	$9,576,592	$3,399,798	$5,102,731	$-

(1)
In October 2005, the Company acquired substantially all of the operating assets and liabilities of WQN, Inc. for a total purchase price of $9.8 million. The acquisition was funded in part with the issuance of a convertible note in the principal amount of $3.7 million. A debt discount was established to reflect an effective interest rate of 20%, bringing the original net note payable value to $3,216,000. The note is secured by a subordinated lien on the Company's assets. The principal balance of the note was $3,700,000 at December 31, 2006. The note, bearing a nominal interest rate of 6%, became payable beginning February 2006 over 12 months in cash or, at the option of the Company, in Series A preferred stock (subsequently authorized - see Note R) at $10.00 per share or in common stock at an original $1.06 per share. WQN received “favored nations” rights such that for future securities offerings by the Company at a price per share less than this conversion price, this common stock conversion price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described in Note R, the note’s common stock conversion rate was effectively reduced to $0.18 per share. At December 31, 2006, the Company had not made scheduled principal payments of $3,391,667. WQN has agreed to subordinate its repayment claim to the convertible note holders described in paragraphs (2) through (4) below. Also as a result of the October 2005 acquisition, WQN, Inc. received five-year warrants to purchase 5,000,000 shares of the Company's common stock for $0.001 per share. WQN exercised the warrants on January 5, 2006 for 4,996,429 shares of the Company's common stock. All WQN convertible shares and warrant shares have piggyback registration rights on any registration statement filed by the Company between October 2005 and October 2007. At December 31, 2006, the Company was in violation of certain requirements of this note. While WQN has not declared the note in default, the full amount of the note at December 31, 2006, has been classified as current.

(2)
In July and October 2005 the Company issued and sold $3,085,832 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of the Company's common stock, at an original conversion rate of $0.80 per share. These investors also received five-year warrants to purchase 964,322 shares of the Company's common stock for $1.37612 per share, five-year warrants to purchase 964,322 shares of the Company's common stock for $1.6503 per share, and one-year warrants to purchase 1,928,644 shares of the Company's common stock for $1.60 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on the Company's assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $488,543 and $1,496,804 at December 31, 2006 and 2005, respectively. Half of these notes became payable beginning in October 2005 and the other half beginning in January 2006 (three months following their respective issuances) over two years in cash or, at the option of the Company, in registered common stock at the lesser of $0.80 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”). In May 2006, the Company repriced these warrants to $0.78 per share, at which time these warrants were exercised, resulting in net proceeds to the Company of $2,740,120. The Company then issued warrants to the investors to purchase a like number of shares for $0.80. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were effectively reduced to $0.26 per share. As a result of the February 2007 financing agreements described in Note R, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $0.18 per share. At December 31, 2006, the fair value of these outstanding warrants was $441,313, which was recorded as a liability on the Company’s consolidated balance sheet. (See the last paragraph of this Note G below for additional background.) At December 31, 2006, the Company had not made scheduled principal payments of $118,930 on these notes. Beginning October 2005, the Company was in violation of the registration requirements contained in the October 2005 subscription agreements, and beginning July 2006 the Company was in violation of the registration requirements contained in the July 2005 subscription agreements. As a result, the Company owed related liquidated damages of $343,034 at December 31, 2006, and will incur additional damages of $40,494 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

(3)
In January and February 2006, the Company issued and sold $11,959,666 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of the Company's common stock at an original conversion rate of $1.318 per share. These investors also received five-year warrants to purchase 4,537,052 shares of the Company's common stock for $1.45889 per share, and one-year warrants to purchase 4,537,052 shares of the Company's common stock for $1.5915 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on the Company's assets. The principal balance of the notes was $8,353,101 at December 31, 2006, and all the notes bear interest at an effective rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $1.318 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $1.00 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $1.00 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $0.80 per share. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) was effectively reduced to $0.26 per share, and the outstanding warrants were re-priced to $0.475 per share. As a result of the February 2007 financing agreements described in Note R, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $0.18 per share. At December 31, 2006, the fair value of these outstanding warrants was $980,409, which was recorded as a liability on the Company’s consolidated balance sheet. (See the last paragraph of this Note G below for additional background.) At December 31, 2006, the Company had not made scheduled principal payments of $1,083,782 on these notes. Beginning April 2006, the Company was in violation of the registration requirements of the secured notes, and beginning May 2006, the Company was in violation of the registration requirements of the unsecured notes. In May 2006, the Company issued an aggregate of 166,368 shares to the secured investors in satisfaction of then-existing secured non-registration liquidated damages. The Company owed additional liquidated damages of $694,514 at December 31, 2006, and will incur additional damages of $129,014 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

In September 2006 certain of the July and October 2005 and the January and February 2006 convertible note holders filed actions against the Company claiming a breach of contract related to the notes. In settlement of these actions, the parties entered into settlement agreements pursuant to which, among other things: 1) interest and liquidated damages due under the notes were set at $242,149 and $415,353, respectively; 2) the note holders exchanged the interest and liquidated damages due, along with $3,899,803 in principal, and a discount of $881,155, for 20,917,153 shares of the Company's common stock through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act; 3) the conversion rate for the remaining principal balance due under the notes was reset to $0.26; 4) the exercise price of the outstanding warrants purchased by the note holders in connection with the January and February 2006 notes was reduced to $0.475; and 5) certain investors agreed to surrender their claims associated with warrants issued in May 2006 in exchange for 2,500,000 shares of the Company's common stock through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act.

(4)
On October 17, 2006, the Company issued and sold $2,905,875 in secured convertible notes to twelve institutional investors, for a net purchase price of $2,324,700 (after a 20% original issue discount) in a private placement. Proceeds of approximately $1,436,900 (before closing costs of $308,748) were paid in cash to the Company at closing, and $887,800 of the proceeds were used to repay three outstanding promissory notes held by three of the investors in the private placement. The investors also received five-year warrants to purchase a total of 10,378,125 shares of the Company's common stock at an exercise price of $0.407 per share. The principal balance of the notes was $2,905,875 at December 31, 2006. These convertible notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at an original conversion rate of $0.28 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. As a result of the favored nations provision discussed above and the February 2007 financing agreements described in Note R, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were reduced to $0.18 per share. At December 31, 2006, the fair value of these outstanding warrants was $1,971,844, which was recorded as a liability on the Company’s consolidated balance sheet. (See the last paragraph of this Note G below for additional background.) Pursuant to the subscription agreement, the Company was to obtain shareholder approval to increase its authorized shares of common stock to 400,000,000 shares and file an amendment to its articles of incorporation by December 20, 2006. Failing this, the holders of the convertible notes are entitled to liquidated damages that will accrue at the rate of two percent of the amount of the purchase price of the outstanding convertible notes per month during such default. The Company has also agreed to file registration statements covering the resale of 130% of the shares of common stock that may be issuable upon conversion of the convertible notes, and 100% of the shares of common stock issuable upon the exercise of the warrants. The first such registration statement was to be filed on or before January 2, 2007 and declared effective by March 31, 2007. Because the Company is in violation of these authorized share and registration requirements, liquidated damages have been accruing at the rate of $58,925 per month since December 20, 2006. (See Note R for subsequent authorized common stock increase.) While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

(5)	See Note C for a discussion of the May 2005 private placement and the August 2005 subscription agreement.

No interest was paid on any of the convertible notes described above during the years ended December 31, 2006, 2005 and 2004, except as described in the Section 3(a)(10) agreement above affecting the interest owed to the July/October 2005 and January/February 2006 convertible note holders.

The Company had insufficient authorized common shares to satisfy the warrant obligations associated with the convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), the $3,526,077 initial value of these warrants at their issuance dates was recorded as a debt discount and a warrant liability on the Company's consolidated balance sheet. In addition, $770,314 of the proceeds received from the May 2006 warrant repricing and exercise discussed in the sixth preceding paragraph above were allocated to these warrants, and recorded as a warrant liability on the Company's balance sheet. Also, the May 2006 warrant repricing to $0.78 per share triggering contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $0.78 per share. The effect was to increase the number of fully diluted shares of common stock at the time to approximately 129 million, relative to the Company's then-authorized 100 million common shares. The Company's total warrants then outstanding were approximately 28 million. Per EITF 00-19, the Company classified all remaining warrants as a liability, transferring $5,406,284 from additional paid-in capital to fair value liability for warrants on its consolidated balance sheet. The warrant liabilities have since been marked-to-market, resulting in a $5,102,731 liability at December 31, 2006, and a corresponding credit to earnings for the year ended December 31, 2006 of $7,226,430, respectively.

NOTE H - NONREGISTRATION PENALTIES AND OTHER STOCK-BASED PAYABLES

At December 31, 2006 and 2005, nonregistration penalties and other stock-based payables consisted of the following:

	2006	2005
Nonregistration penalties payable:
In cash	$1,658,858	$-
In common stock and warrants	1,342,299	-
Common stock payable to officer	732,678
Common stock payable to directors	210,000	-
Common stock payable to investors	347,419	-
Common stock payable for other services rendered	439,200	-

Total	$4,730,454	$-

As discussed in Note G - Convertible Notes and Warrants Payable, the Company is in violation of the registration requirements of a number of its existing financing agreements. As such, liquidated damages payable in a combination of stock and cash amounted to $3,001,157 as of December 31, 2006.

As discussed in Note L, the Company’s Chief Operating Officer exercised options to purchase 3,000,000 shares of common stock. Since the Company had insufficient authorized common shares at December 31, 2006, only 964,782 shares were issued, and the balance of 2,035,218 shares (valued at $732,678) will be issued upon authorization of sufficient common shares. Common stock payable to directors, investors and others for services rendered will be issued upon authorization of sufficient common shares.
(See Note R for subsequent shareholder approval of increased common shares.)

NOTE I - NOTES AND ADVANCES FROM INVESTORS

Notes and advances from investors of $616,667 and $3,000,000 at December 31, 2006 and 2005, respectively, represent funds loaned to or deposited with the Company in anticipation of the issuance of future notes payable. The $616,667 at December 31, 2006 represents funds advanced to the Company in November and December 2006, in anticipation of the issuance of convertible notes payable, which were issued in February 2007 (see Note R). The $3,000,000 at December 31, 2005 represents funds deposited with the Company in anticipation of the issuance of convertible notes payable, which were issued in January 2006 (see Note G).

These notes and advances are unsecured. The $616,667 notes at December 31, 2006 bore interest at 18%. The $3,000,000 advance at December 31, 2005 was not interest bearing,

NOTE J - ACQUISITIONS

On May 31, 2005, the Company acquired 100% of Caerus and its wholly owned subsidiaries Volo Communications, Inc. (“Volo”), Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for approximately 14,400,000 of the Company's common shares (excluding 2,000,000 escrowed common shares, 666,667 of which were issued in November 2006).

The goodwill, intangible assets and property recorded for the acquisition of Caerus represent the fair market value of liabilities as of the date of acquisition, plus approximately $15.9 million, which represents the value of the Company's common stock and options issued pursuant to the acquisition.

On October 5, 2005, the Company acquired substantially all of the operating assets and liabilities of WQN, for a total purchase price of $9.8 million. The acquisition was financed with the issuance of $3.7 million of convertible debt ($3.2 million net of discount), 1,250,000 shares of the Company's common stock, and 5,000,000 warrants to purchase the Company's common stock at $0.001 per share.

Condensed balance sheets of the Caerus and WQN acquisitions, reflecting the net fair value amounts assigned to each major asset and liability, as of their respective acquisition dates are as follows:
	Caerus, Inc.	WQN, Inc.
	(Restated)

Current assets	$617,000	$3,775,000
Property and equipment, net	7,869,000	508,000
Other assets	131,000	463,000
Accounts payable and other current liabilities	(14,674,000)	(2,031,000)
Note payable	(4,832,000)	-
Net liabilities assumed	(10,889,000)	2,715,000

Goodwill	15,418,000	4,120,000
Intangible assets - other	13,800,000	2,925,000
Intangible assets	29,218,000	7,045,000

Net fair value assets acquired	$18,329,000	$9,760,000

The goodwill amount for Caerus, Inc. was restated to reflect a reduction of $2,360,000, which represented contingent consideration (escrowed common shares - see Note J) related to the Caerus acquisition.

NOTE K - LITIGATION

MCI

On April 8, 2005, the Company's subsidiary, Volo Communications, filed suit against MCI WorldCom Network Services, Inc. d/b/a UUNET ("MCI WorldCom"). Volo alleges that MCI WorldCom engaged in a pattern and practice of over-billing Volo for the telecommunications services it provided pursuant to the parties' Services Agreement, and that MCI WorldCom refused to negotiate such overcharges in good faith. Volo also seeks damages arising out of MCI WorldCom's fraudulent practice of submitting false bills by, among other things, re-routing long distance calls over local trunks to avoid access charges, and then billing Volo for access charges that were never incurred.

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
Extensive discovery took place throughout 2006, with multiple depositions taking place, written discovery requests being exchanged, and extensive document productions being held.

On December 20, 2006, the Court granted MCI WorldCom summary judgment dismissing Caerus' claim for slander of credit. On January 7, 2007, the Court issued a scheduling order setting a trial date for June 18, 2007, with several interim deadlines. On February 28, 2007, the Court denied MCI WorldCom's motion for summary judgment of dismissal of the claims of Volo and Caerus for declaratory relief, denied Caerus' motion for clarification or reargument of the dismissal of the slander of credit claim and denied Volo's and Caerus' motions in the alternative to amend their complaints.

On January 2, 2007, an Amended Case Management and Scheduling Order was entered which imposed a May 18, 2007 discovery cutoff; a June 5, 2007 pre-trial conference; and a June 18, 2007 time-certain trial. On January 11, 2007, MCI WorldCom and Volo/Caerus participated in a Court-ordered mediation conference. The parties engaged in further settlement discussions in February and March 2007, which ultimately led to an agreement to terms to settle the litigation and the signing of a mutually acceptable settlement term sheet on March 27, 2007. The term sheet contains a due diligence provision that, upon completion under certain circumstances, permits MCI WorldCom to decide whether or not to proceed with the settlement. The parties’ contemplate finalizing and executing mutually acceptable settlement documents reflecting the confidential settlement term sheet before the case is be dismissed.

In the event the parties withdraw from the settlement, the Company is currently unable to assess the likelihood of a favorable or unfavorable outcome. In that event, it is not clear whether or not the Court will hold the parties to the previously-ordered June 2007 trial.

Netrake Corporation

The Company and its subsidiaries Caerus and Volo were involved in disputes with Netrake Corporation ("Netrake") arising from an equipment purchase contract under which Volo agreed to purchase approximately $2.0 million of Netrake's telephonic equipment and software. Through mediation, these disputes were settled July 27, 2006, primarily requiring Volo to return equipment purchased in connection with the contract and to make an immaterial monetary payment to Netrake. In conjunction with this settlement, the Company recognized a $408,343 litigation gain during the year ended December 31, 2006, primarily related to the excess of accounts payable over the net book value of the equipment returned.

Cross Country Capital Partners, L.P.

On or about September 25, 2006, Cross Country Capital Partners, L.P. (“Cross Country”) filed suit against the Company in the District Court, 116th Judicial Circuit, Dallas County, Texas. Cross Country asserts a claim for breach of contract in connection with a securities purchase agreement entered into with the Company. Cross Country also seeks specific performance of the securities purchase agreement at issue. Cross Country seeks unspecified damages and attorneys’ fees, which fees are provided for in the securities purchase agreement and under Texas law. On or about December 14, 2006, the Company filed its Answer denying any wrongdoing and asserting numerous affirmative defenses. The Company intends to vigorously defend this matter but is unable to assess the outcome of this litigation or its impact on the Company's financial condition and results of operations.

Other

The Company and Mr. Ivester, a shareholder and former Chief Executive Officer of the Company, entered into a 3-year consulting agreement on October 18, 2005, which the Company terminated in October 2006. Pursuant to the consulting agreement, Mr. Ivester provided general business strategy, financing and product development advice. Mr. Ivester received $200,000 per year for his services under the consulting agreement, as well as a $2,500 per month vehicle allowance. Mr. Ivester was eligible to receive bonuses and participate in the Company's stock option plan, as determined by the board of directors. The Company also owed Mr. Ivester $305,212 as of December 31, 2006 under a demand note payable bearing interest at 3.75%. On March 16, 2007, the Company agreed to settle all of Mr. Ivester’s claims under his consulting agreement and his demand note payable, in return for cash payments totaling $75,000, and the issuance of 500,000 shares of the Company’s common stock. In conjunction with this settlement, the Company recognized a $85,212 litigation gain during the year ended December 31, 2006, primarily related to the excess of the demand note payable over the fair value of the cash and stock settlement.

In February 2006, the Company settled claims against it pertaining to the exchange of its common shares for Caerus shares pursuant to the Caerus merger agreement dated May 31, 2005. The settlement required a cash payment of $710,000, which was recognized as a litigation charge during the year ended December 31, 2006.

In March 2007, the Company settled claims against it brought by a former employee and two investors, requiring cash payments totaling $132,000, and the issuance of 475,000 shares of the Company’s common stock. In conjunction with this settlement, the Company recognized a $290,750 litigation charge during the year ended December 31, 2006.

The Company is currently a defendant in other lawsuits and disputes arising in the ordinary course of business, and has accrued related litigation charges totaling $561,305 for the year ended December 31, 2006. The Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not exceed the amounts accrued in its consolidated financial statements, which may in turn materially adversely affect the Company’s financial position or results of operations.

NOTE L - STOCK BASED COMPENSATION

A total of 4,000,000 shares of common stock have been reserved for issuance under the Company's 2004 Employee Stock Option Plan (the “2004 Plan”). In addition, on March 16, 2007 the Company obtained shareholder approval of the Company's 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate may be granted: (1) options to acquire up to 10,000,000 shares of the Company's common stock; (2) shares of restricted common stock; (3) stock appreciation rights; (4) performance-based awards; (5) “Dividend Equivalents”; and (6) other stock-based awards. The activity in the 2004 plan (no activity in the 2006 Plan) for the year ended December 31, 2006 is as follows:

	Number	Exercise Price Range	Wtd. Avg. Exercise Price
Options outstanding at December 31, 2005	3,746,562	$0.85 - $1.56	$1.21
Options returned to the plan due
to employee terminations	(2,782,562)	$0.85 - 1.56	$1.29
Options granted	3,000,000	$0.36	$0.36
Options exercised	(3,319,650)	$0.36 - $1.56	$0.43
Options outstanding at December 31, 2006	644,350	$0.85 - $1.56	$1.11

In September 2006, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”). These agreements provided for, among other things, the award of 10,000,000 stock options each, upon sufficient underlying shares of common stock being authorized and available, and subject to the board of directors’ approval. The options were to be exercisable to purchase 10,000,000 shares of the Company's common stock each for Messrs. Cataldo and Lewis at an exercise price of $0.01 per share for a period of five (5) years. The options were to contain a cashless exercise provision and cost free piggyback registration rights with respect to the common stock underlying the options. Messrs. Cataldo and Lewis were also to receive sufficient additional options under the same terms to assure that they have the right to exercise options to maintain a minimum of 5% and 8% beneficial ownership, respectively, of the Company's issued and outstanding common stock. In lieu of these stock options, the board of directors on January 24, 2007 resolved to issue stock grants for 10,000,000 common shares each, subject to sufficient increased shares of common stock being authorized and available for issuance, which in turn is subject to shareholder approval. The stock grants are to have the same 5% and 8% anti-dilution provisions and piggyback registration rights as the options were to have. (See Note R for subsequent authorization of sufficient increased common stock.)

On November 8, the Company's COO was granted options to purchase 3,000,000 shares of the Company's common stock at $0.36 per share (closing market price on November 6, 2006) under the Company's 2004 Stock Option Plan. On November 9, 2006, the Company settled claims the COO had against the Company for alleged breaches of his employment agreement, and for nonregistration of the Company's common shares he holds pursuant to the Caerus merger agreement dated May 31, 2005, for $1,080,000. Also on November 9, 2006, the COO exercised his options to purchase 3,000,000 common shares, and the proceeds were credited toward the settlement of his claims. The $1,080,000 settlement expense has been recognized in the Company's results of operations as compensation expense for the year ended December 31, 2006.

Separate from the CEO and COO options noted in the preceding paragraphs, at December 31, 2006 the Company had outstanding commitments to issue stock options under either the 2004 Plan or the 2006 Plan to purchase 644,350 shares of common stock, at exercise prices ranging from $0.85 to $1.56 per share, and at a weighted average exercise price of $1.11 per share.

The Company recorded compensation expense of $7,913,904, $894,333 and $1,103,309 for the years ended December 31, 2006, 2005, and 2004, respectively, in connection with options, warrants and stock granted to employees. As of December 31, 2006, approximately $8,361,649 in total compensation cost related options, warrants and stock grants remains to be expensed in future periods.

The value of options and warrants was estimated using the Black-Scholes pricing model. The Black-Scholes pricing calculations were made using volatilities at either one-year or three-year, monthly or weekly, trailing measures, as appropriate, and risk-free rates as determined by the nearest maturity Treasury yield as of respective valuation dates.

NOTE M - WARRANTS

Through December 31, 2006 the Company has issued to employees, institutional investors, and financial services firms warrants to purchase the Company’s common stock. During the years ended December 31, 2006, 2005, and 2004, the Company issued 8,826,609, 4,400,000 and 0 shares, respectively, of common stock in exchange for these warrants. As of December 31, 2006, the Company had outstanding 15,780,776 warrants, excluding those warrants issued in conjunction with convertible debt and common stock issuances discussed in Notes C and G, to purchase its common stock exercise prices ranging from $0.26 to $2.60 per share, and at a weighted average exercise price of $1.09 per share. At December 31, 2006, the fair value of these outstanding warrants was $1,250,155, which was recorded as a liability on the Company’s consolidated balance sheet.

NOTE N - COMMITMENTS

The Company is obligated under non-cancelable operating leases for its office facilities, and apartments used for business purposes by its employees. Future minimum lease payments under the Company's non-cancelable operating leases as of December 31, 2006 are as follows:

Year ending December 31,
2007	$268,556
2008	98,386
2009	43,736
2010	-
Total	$410,678

Rent expense for these leases for the years ended December 31, 2006, 2005, and 2004 was $233,355, $144,833 and $41,957, respectively.

NOTE O - RELATED PARTY TRANSACTIONS

As of December 31, 2006 and 2005, the amount due from related parties of $31,227 and $161,530, respectively, consisted of an account receivable from Shawn M. Lewis, the Company’s Chief Operating Officer, and from WQN, a shareholder of the Company.

In December 2004 the Company issued a $560,000 note payable to a shareholder, bearing interest at 3.75%, with an original maturity date of December 2005. In January 2005 the Company issued another note payable for $1,040,000 to the same shareholder under similar terms. At December 31, 2006 and 2005, the outstanding balance of these notes was $0 and $1,572,894, respectively. The December 31, 2006 amount reflects the March 2007 settlement discussed in Note K.

Interest paid under these notes was $12,208, $50,613, and $0 during the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE P - DISCONTINUED OPERATIONS

On April 19, 2006, the Company sold its wholly-owned subsidiary, DTNet Technologies, to the Company's former Chief Operating Officer (the “Purchaser”) pursuant to a stock purchase agreement. The consideration for the sale consisted primarily of (1) the return for cancellation of warrants to purchase 200,000 shares of the Company's common stock held by the Purchaser; and (2) the return for cancellation of 200,000 shares of the Company's common stock held by the Purchaser. Because DTNet Technologies' operations were the primary component of the Company's former hardware sales business segment, the Company recorded an impairment charge of $839,101 in its statement of operations for the year ended December 31, 2006. The remaining $198,000 of goodwill for this former segment approximated the excess of the sales proceeds received over DTNet Technologies' carrying value (excluding goodwill) and was written off in conjunction with the sale of DTNet Technologies.

Effective October 12, 2006, the Company terminated its Marketing and Distribution Agreement with Phone House, Inc. dated September 1, 2004 and amended February 16, 2006, effectively discontinuing this business segment. The Agreement called for the wholesale distribution, marketing and selling of prepaid telephone calling cards by Phone House, Inc., under license from the Company. The Company recognized a related impairment loss of $936,122 for the year ended December 31, 2006, primarily related to inventory and accounts receivable write-offs, and has filed suit in Los Angeles County against the primary Phone House, Inc. employee to recover same.

The following summarizes the combined operating results of DTNet Technologies and the calling card business of Phone House, Inc. for the years ended December 31, 2006 (through the respective dates of sale or termination), 2005 and 2004, classified as discontinued operations for all periods presented.

	2006	2005	2004
Revenues	$14,308,466	$6,561,277	$807,908
Cost of sales	13,968,554	6,086,147	617,547
Gross profit	339,912	475,130	190,361

Compensation and benefits	358,189	402,110	-
Asset impairment charges	1,775,223	4,173,452	-
Other operating expenses	186,453	417,907	744,593
Net loss	$(1,979,953)	$(4,518,339)	$(554,232)

NOTE Q - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:

	Year ended December 31,
	2006	2005	2004
Current benefit	$6,259,445	$7,025,848	$2,040,000
Deferred benefit (expense)	2,334,449	(304,845)	-
Subtotal	8,593,894	6,721,003	2,040,000
Less valuation allowances	(8,593,894)	(6,721,003)	(2,040,000)
Net	$-	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Year ended December 31,
	2006	2005	2004
Computed at statutory rate	34%	34%	34%
Options, warrants and stock-related expenses	-16%	-4%	-
Change in fair value liability for warrants	6%	-	-
Goodwill impairments and intangible asset amortization	-3%	-6%	-
Valuation allowance	-21%	-24%	-34%
Total	-	-	-

At December 31, 2006, the Company's net deferred tax assets consisted of the following:

Net operating loss carryforwards	$14,703,783
Excess tax over book depreciation expense	(634,033)
Excess book over tax amortization of debt discounts	2,130,505
Discontinued operations impairment charge	318,281
Noncash litigation charges	225,662
Subtotal	16,744,198
Less valuation allowances	(16,744,198)
Total	$-
The Company's net operating loss carryforwards for federal income tax purposes were approximately $43,200,000 as of December 31, 2006. These carryforwards expire in 2018 ($4,200,000), 2019 ($20,600,000), and 2020 ($18,400,000), respectively.

NOTE R - SUBSEQUENT EVENTS

Cedar Note Assignment and Restructure

The Company as of December 31, 2006 owed the sum of $2.4 million to Cedar Boulevard Lease Funding LLC (“Cedar”) pursuant to a subordinated loan and security agreement (the “Loan Agreement”). As previously disclosed, the Company failed to make a payment due December 1, 2006 under the Loan Agreement and was declared in default by the lender as of December 15, 2006 and was provided until December 20, 2006 to cure the default. Subsequently, the lender extended the time to cure the default until January 3, 2007. The lender's default notice to the Company had demanded the entire principal amount of the loan plus unpaid interest, approximately $2.4 million as of that date. On January 3, 2007 the Company received a default notice pursuant to the Loan Agreement. On January 10, 2007 Cedar agreed to waive the prior default based upon the Company agreeing to make accelerated payments through May 2007, and to maintain the loan's interest rate at 17.5% per annum for the remainder of the loan's amended term.  Under the Loan Agreement, Cedar was granted a security interest in all of the Company's assets.

On February 1, 2007 Cedar assigned its rights under the Loan Agreement, including the note payable (the “Note”) with a current principal balance of $1,917,581 and the related security interest, to a group of institutional investors (the “Investors”). In conjunction with the assignment, the Company paid a fee of $200,000 to Cedar. Also following the assignment, the Note's terms were amended to allow conversion of any unpaid principal balance into the Company's restricted common stock at $0.26 per share, subject to sufficient increased authorized common shares being approved by the Company's shareholders. The Company is also not required to register these shares. The Note was also amended to include “favored nations” rights such that for future securities offerings by the Company at a price per share less than this $0.26 per share, the Note's conversion rate would be adjusted to the lower offering price. In conjunction with the Company's financing discussed below, on February 16, 2006 the Note's common stock conversion rate was reduced to $0.18 per share.

Convertible Note and Warrant Financing

On February 16, 2007, VoIP, Inc. (the “Company”) issued and sold $3,462,719 in secured convertible notes (the “Convertible Notes”) to a group of institutional investors, for a net purchase price of $2,770,175 (after a 20% original issue discount) in a private placement. $900,000 of the proceeds (before closing costs of $67,512) were paid in cash to the Company at closing, and $1,870,175 of the proceeds were used to repay fourteen outstanding promissory notes (including related accrued interest and a 10% premium on the promissory notes' total principal of $1,666,667) held by five of the investors in the private placement. The investors also received five-year warrants to purchase a total of 19,237,328 shares of the Company's common stock at an effective exercise price of $0.18 per share.

The Convertible Notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on February 16, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at the conversion rate of $0.18 per share, subject to adjustment as provided in the notes. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise price, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price.

Pursuant to the related subscription agreement, two of the investors are to receive due diligence fees totaling $346,272, in the form of convertible notes (“Due Diligence Notes”) having the same terms and conversion features as the Convertible Notes. Also pursuant to the Subscription Agreement, the Company agreed to issue a total of 4,000,000 common shares to the former holders of the above-referenced promissory notes, in lieu of and in payment for accrued damages associated with these promissory notes. Said common share issuance is required no later than April 15, 2007.

Also pursuant to the Subscription Agreement, the Company must obtain the authorization and reservation of its common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the Convertible Notes and Due Diligence Notes, and 100% of the common shares issuable upon the exercise of the warrants by April 15, 2007. Failing this authorization and reservation, the holders of the Convertible Notes and Due Diligence Notes will be entitled to liquidated damages that will accrue at the rate of two percent of the amount of the purchase price of the outstanding Convertible Notes and Due Diligence Notes for each thirty days or pro rata portion thereof during such default.

Shareholders Meeting

At the shareholders meeting held on March 16, 2007, the following actions were approved:
1.	The 2006 VoIP, Inc. 2006 Equity Incentive Plan was approved.
2.	25,000,000 shares of preferred stock were authorized.
3.	The authorized shares of the Company’s common stock were increased from 100,000,000 to 400,000,000 shares.

WQN, Inc. Convertible Note

On March 16, 2007, WQN notified the Company that it is exercising its right to convert its note and related accrued interest into approximately 22,008,524 shares of the Company’s common stock.

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

VoIP, Inc
Pro Forma Condensed Combined Statement of Operations (Unaudited)
Year Ended December 31, 2005

	VoIP, Inc	Caerus, Inc	WQN, Inc	Adjustments	Consolidated

Revenues	$4,273,028	11,312,596	$27,158,494	$-	$42,744,118

Cost of sales	3,908,523	14,814,908	25,796,559	-	44,519,990

Gross profit	364,505	(3,502,312)	1,361,935	-	(1,775,872)

Operating expenses	15,198,094	8,583,676	5,018,437	3,660,556	32,460,763

Loss from continuing operations
before income taxes	(14,833,589)	(12,085,988)	(3,656,502)	(3,660,556)	(34,236,635)

Gain on sale of fixed assets	(206,184)				(206,184)
Interest expense	1,238,938	786,389	-	643,200	2,668,527

Loss before income taxes and results of
discontinued operations	(15,866,343)	(12,872,377)	(3,656,502)	(4,303,756)	(36,698,978)

Provision for income taxes	-	-	-	-	-

Net loss before discontinued operations	(15,866,343)	(12,872,377)	(3,656,502)	(4,303,756)	(36,698,978)

Loss from discontinued operations,
net of income taxes	(4,518,339)	-	-	-	(4,518,339)

Net Loss	$(20,384,682)	$(12,872,377)	$(3,656,502)	$(4,303,756)	$(41,217,317)

Basic and diluted loss per share:

Loss before discontinued operations					$(0.95)

Loss from discontinued operations,
net of income taxes					(0.12)

Net Loss					$(1.07)

Weighted average number of shares outstanding					38,458,871

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

CAERUS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Year Ended December 31, 2004, and
The Period May 15, 2002 (Date of Inception) Through December 31, 2003

	Common Stock		Additional		Total
	$.01 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCE - MAY 15, 2002	-	$-	$-	$-	$-

ISSUANCE OF FOUNDER STOCK	5,400,000	54,000	-	-	54,000

SALE OF COMMON STOCK	6,186,592	61,866	2,721,909	-	2,783,775

ISSUANCE OF COMMON STOCK
FOR SERVICES	150,000	1,500	81,750	-	83,250

ISSUANCE OF COMMON STOCK
FOR PROPERTY AND EQUIPMENT	211,775	2,118	148,525	-	150,643
-
NET LOSS	-	-	-	(2,340,347)	(2,340,347)

BALANCE - DECEMBER 31, 2003	11,948,367	119,484	2,952,184	(2,340,347)	731,321

ISSUANCE OF COMMON STOCK	712,071	7,121	273,139	-	280,260

ISSUANCE OF COMMON STOCK
FOR DEBT	2,280,070	22,800	1,097,200	-	1,120,000

ISSUANCE OF STOCK WARRANTS IN CONNECTION WITH SECURED NOTE PAYABLE	-	-	218,813	-	218,813

EMPLOYEE STOCK OPTIONS - COMPENSATION EXPENSE RECOGNIZED	-	-	76,917	-	76,917

NET LOSS	-	-	-	(8,611,595)	(8,611,595)

BALANCE - DECEMBER 31, 2004	14,940,508	$149,405	$4,618,253	$(10,951,942)	$(6,184,284)

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

These warrants had estimated fair values totaling $218,813 at their grant dates, recognized as additional paid-in capital and deferred loan origination costs. Additional information pertaining to these warrants issued and outstanding at December 31, 2004 is as follows:

Date Granted	Shares
June, 2004	1,235,294
August, 2004	766,020
October, 2004	383,010
Total Issued and Outstanding	2,384,324

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

WQN, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WQN, Inc. (a Delaware corporation) formerly known as WorldQuest Networks, Inc. and subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
October 16, 2006

WQN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,942,280	$17,931,820
Investment in partnership	2,944,243	-
Accounts receivable, net of allowances of $25,000 in 2004 and 2003	689,885	553,251
Notes receivable	2,408,679	-
Prepaid expenses and other current assets	806,068	557,577
Total current assets	16,791,155	19,042,648

Property and equipment, net	597,522	1,039,783
Note receivable	204,167	-
Other assets, net	972,794	101,192

Total assets	$18,565,638	$20,183,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,630,088	$1,108,152
Accrued expenses	457,459	471,746
Deferred revenue	444,988	254,121
Promissory note	300,000	-
Total current liabilities	2,832,535	1,834,019

Promissory note	-	300,000

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—10,000,000; none issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized shares—50,000,000; issued and outstanding shares — 6,830,062 at December 31, 2004 and — 6,386,199 at December 31, 2003	68,301	63,862
Additional capital	43,180,859	41,994,594
Accumulated deficit	(27,516,057)	(24,008,852)
Total stockholders’ equity	15,733,103	18,049,604

Total liabilities and stockholders’ equity	$18,565,638	$20,183,623

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003

Retail telephony revenue	$9,036,354	$9,152,320
Wholesale telephony revenue and other	6,227,452	206,572
Total revenue	15,263,806	9,358,892

Cost of revenue	13,536,886	7,008,908

Gross profit	1,726,920	2,349,984

Operating expenses:
Selling, general and administrative	3,901,045	4,517,784
Merger expenses	1,311,945	-
Depreciation and amortization	796,426	921,900
Total operating expenses	6,009,416	5,439,684

Operating loss	(4,282,496)	(3,089,700)

Interest income, net	287,709	202,187
Loss from partnership investment	(55,757)	-

Loss from continuing operations	(4,050,544)	(2,887,513)

Income (loss) from discontinued operations	543,339	(457,879)

Net loss	$(3,507,205)	$(3,345,392)

Income (loss) per share - basic and diluted:
Continuing operations	$(0.61)	$(0.45)
Discontinued operations	0.08	(0.07)

Income (loss) per share	$(0.53)	$(0.52)

Weighted-average common shares outstanding - basic and diluted	6,642,005	6,386,199

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Capital	Accumulated Deficit
	Shares	Amount		Total

Balance at December 31, 2002	6,386,199	$63,862	$41,994,594		$(20,663,460)	$21,394,996
Net loss	-	-	-		(3,345,392)	(3,345,392)
Balance at December 31, 2003	6,386,199	63,862	41,994,594		(24,008,852)	18,049,604

Issuance of warrants	-	-	76,000		-	76,000
Exercise of stock options	443,863	4,439	1,110,265		-	1,114,704
Net loss	-	-	-		(3,507,205)	(3,507,205)

Balance at December 31, 2004	6,830,062	$68,301	$43,180,859		$(27,516,057)	$15,733,103

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003
Operating Activities
Net loss	$(3,507,205)	$(3,345,392)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of operations	(777,114)	-
Depreciation and amortization	796,426	921,900
Loss on disposition of property and equipment, net	76,522	18,541
(Income) loss in investment in partnership	55,757	-
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable and notes receivable	(227,585)	4,243
Accounts payable and accrued expenses	283,649	237,297
Deferred revenue	190,867	15,185
Other assets	(1,122,886)	(235,772)
Net cash used in operating activities of continuing operations	(4,231,569)	(2,383,998)

Investing Activities
Additions to property and equipment	(436,423)	(405,389)
Proceeds from the sale of subsidiary net of disposed cash	417,915	-
Payments received on note from the sale of subsidiary	145,833	-
Loan to Ntera Holdings, Inc.	(2,000,000)	-
Purchase of partnership interest	(3,000,000)	-
Net cash used in investing activities	(4,872,675)	(405,389)

Financing Activities
Proceeds from exercise of stock options	1,114,704	-

Decrease in cash and cash equivalents	(7,989,540)	(2,789,387)

Cash and cash equivalents at beginning of year	17,931,820	20,721,207

Cash and cash equivalents at end of year	$9,942,280	$17,931,820

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,538	$4,692
Non-cash note receivable from sale of subsidiary	$700,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

WQN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004 and 2003

1. Organization and Description of Business

We are a Voice Over Internet Protocol (“VoIP”) telephony company providing international long distance services. VoIP enables voice communications over the Internet by compressing voice into data packets that can be efficiently transmitted over data networks and then converted back into voice at the receiving end. Our customers utilize our enhanced VoIP services platform to make and receive calls using their home phone, business phone, personal computer and mobile phone.

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

WQN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

WQN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123.” SFAS 123 requires the disclosure of pro forma net loss and loss per share computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The Company’s reported and pro forma net loss for the years ending December 31, 2004 and 2003 are as follows:

	Year ended December 31,
	2004	2003
Net loss as reported	$(3,507,205)	$(3,345,392)
Pro forma stock-based employee compensation expense	(202,499)	(170,863)
Pro forma net loss	$(3,376,470)	$(3,516,255)
Net loss per share:
As reported - basic and diluted	$(0.53)	$(0.52)
Pro forma - basic and diluted	$(0.56)	$(0.55)

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

WQN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit and Business Risks (Continued)

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

WQN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Discontinued Operations (Continued)

	Year ended December 31,
	2004	2003
Revenue	$340,027	$556,462
Cost of revenue	(134,969)	(200,880)
Gross profit	205,058	(355,582)
Operating Expenses	(438,833)	(813,461)
Net loss	(233,775)	(457,879)
Gain on disposal	777,114	-
Income (loss) from discontinued operations	$543,339	$(457,879)

The components of assets and liabilities of discontinued operations are as follows:

	2004	2003
Cash and cash equivalents	$-	$514,635
Accounts receivable	-	409,717
Prepaid expenses and other current assets	-	71,988
Property and equipment, net	-	236,308
Accounts payable and accrued expenses	-	(210,658)
	$-	$1,021,990

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

WQN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Distribution and Marketing Agreement

In September 2004, we entered into a distribution and marketing agreement with a privately held company. As a result of the agreement, the Company’s products will be sold in more than 5,000 retail outlets in the Southern California market. We sell telephony and other products to a network of distributors who then re-sell the product to the retail outlets. The revenues generated through this agreement are included in wholesale telephony revenues. In connection with the agreement, we paid the private company $50,000 and issued a warrant to purchase 40,000 shares of our common stock for a total consideration of approximately $126,000 as valued with the Black-Scholes pricing model which is included in other assets and is being amortized over the three year term of the agreement. The warrants exercise price is $0.01.

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

8. Notes Receivable

Components of notes receivable are as follows:

	2004	2003
Loan to Ntera Holdings, Inc.	$2,058,679	$-
Note from sale of Cash2India subsidiary	554,167	-
Less amounts classified as current	(2,408,679)	-
Long-term portion	$204,167	$-

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

WQN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31:

	2004	2003
Prepaid telecommunication services	$534,181	$33,222
Deposits	151,781	316,936
Prepaid expenses	120,106	207,419
	$806,068	$557,577

10. Property and Equipment

 Property and equipment consists of the following as of December 31:

	Estimated Useful Life (Years)	2004	2003
Leasehold improvements	2 to 5	$78,134	$78,134
Computers and network equipment	2 to 5	3,871,060	3,797,148
Furniture and fixtures	5	86,308	87,196
Purchased software and website development costs	1 to 5	865,755	1,315,622
Total		4,901,257	5,278,100
Less: accumulated depreciation and amortization		(4,303,735)	(4,238,317)
Net property and equipment		$597,522	$1,039,783

Property and equipment balances at December 31, 2003 are inclusive of assets of our discontinued operation, Cash2India (see note 3 for a detail of the components of net assets of discontinued operations). For the years ended December 31, 2004 and 2003 the Company recorded losses of $16,522 and $18,541, respectively on the disposal of certain fixed assets.

11. Accrued Expenses

Accrued expenses consist of the following as of December 31:

	2004	2003
Accrued franchise, property and sales taxes	$44,471	$130,608
Accrued payroll expenses	67,467	62,115
ValuCom payable	300,000	-
Other accrued expenses	45,521	279,023
	$457,459	$471,746

12. Debt

Long-term debt consists of the following as of December 31:

	2004	2003
Promissory note	$300,000	$300,000
Less current portion	(300,000)	-
Long term debt net of current portion	$-	$300,000

WQN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Debt (Continued)

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

14. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows as of December 31:

	2004	2003
Deferred tax assets/(liability):
Property and equipment	$21,265	$(35,341)
Capital loss carry forward	195,941	195,941
Other	66,162	29,075
Net operating loss carry forwards	9,281,128	9,292,073
Total deferred tax assets	9,564,496	9,481,748
Valuation allowance	(9,564,496)	(9,481,748)
Net deferred tax assets	$-	$-

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

WQN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	886,080	$4.05
Granted	55,000	2.04
Exercised	—	0.00
Cancelled	(39,166)	3.82
Outstanding at December 31, 2003	901,914	$3.93

Granted	265,500	2.65
Exercised	(275,996)	2.51
Cancelled	(38,434)	2.10
Outstanding at December 31, 2004	852,984	$4.11

Options exercisable:
December 31, 2003	794,258	4.18
December 31, 2004	662,486	$4.57

A summary of stock options under the Plans outstanding as of December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Shares	Weighted Average Exercise Price
$1.00 - 1.99	145,000	6.59	$1.31	95,000	$0.99
$2.00 - 2.99	426,984	5.02	2.25	341,486	2.19
$3.00 - 3.99	155,500	3.46	3.16	100,500	3.21
$5.00 - 11.00	25,000	2.6	5.75	25,000	5.75
$13.00 - 14.00	35,000	1.9	13.00	35,000	13.00
$19.00 - 20.00	60,000	2.24	19.13	60,000	19.13
$21.00 - 22.00	5,500	2.22	21.63	5,500	21.63
Total	852,984	4.59	4.11	662,486	4.57

WQN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options (Continued)

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

17. Commitments

The Company has operating leases relating principally to office facilities, which expire in 2006 and have future minimum lease commitments under operating leases with remaining non-cancelable lease terms in excess of one year at December 31, 2004: 2005 - $112,500; 2006 - $75,000. Rental expense under operating leases was approximately $113,000 and $138,000 for the years ended December 31, 2004 and 2003, respectively.

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

20. Subsequent Events

On October 5, 2005, the Company sold substantially all of its operating assets and liabilities to VoIP, Inc. Proceeds from the sale consisted of a $3.7 million note payable which is convertible into VoIP, Inc. common stock, 1,300,000 shares of VoIP, Inc.'s common stock, and 5,000,000 warrants to purchase VoIP, Inc's common stock at $0.001 per share which were exercised in January 2006.

WQN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Subsequent Events (Continued)

On July 3, 2006, the Company's securities were delisted from The Nasdaq National Market ("Nasdaq") Listing Qualifications Panel (the “Panel”). This action was a result of the Panel determining that the Company had not met the requirement that it be current in its required reporting obligations under Nasdaq Rule 430(c)(14), principally because of the Company's failure to file its Form 10-QSB for the quarter ended March 31, 2006 and because Nasdaq determined that the Company is a "public shell," which, in Nasdaq's determination, could be detrimental to the interests of the investing public under Nasdaq Rule 4300.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Altamonte Springs, State of Florida, on April 2, 2007.

VOIP, INC.

By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer
Date:	April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer

Date:	April 2, 2007

By:	/s/ Shawn Lewis
Shawn M. Lewis
Chief Operating Officer

Date:	April 2, 2007

By:	/s/ Robert Staats
Robert V. Staats
Chief Accounting Officer

Date:	April 2, 2007

By:	/s/ Gary Post
Gary Post
Director

Date:	April 2, 2007

By:	/s/ Stuart Kosh
Stuart Kosh
Director

Date:	April 2, 2007

By:	/s/ Nicholas A. Iannuzzi, Jr.
Nicholas A. Iannuzzi, Jr.
Director

Date:	April 2, 2007