Form 10-Q
period 2007-03-31
VOIP INC
filed 2007-05-15
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 14, 2007: 143,757,172.

VoIP, Inc.

Form 10-Q for the Quarter Ended March 31, 2007

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VoIP, Inc.
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,276	$90,172
Accounts receivable, net of allowance for doubtful accounts
of $190,933 and $113,653, respectively	497,136	439,818
Due from related parties	42,789	31,227
Prepaid expenses and deposits	777,677	716,021
Assets from discontinued operations	110,823	-
Total current assets	1,498,701	1,277,238
Property and equipment, net	6,451,645	6,860,233
Goodwill and other intangible assets	31,908,793	32,687,822
Other assets	45,386	99,828
TOTAL ASSETS	$39,904,525	$40,925,121
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,896,960	$8,219,743
Accrued expenses	5,083,975	4,853,007
Loans payable	193,750	2,574,835
Convertible notes payable	13,480,185	9,576,592
Fair value liability for warrants	-	5,102,731
Nonregistration penalties and other stock-based payables	7,113,382	4,748,380
Accrued litigation charges	2,012,350	1,054,130
Notes and advances from investors	300,000	616,667
Note payable - related party	300,000	-
Net liabilities from discontinued operations	-	354,398
Other current liabilities	491,738	557,153
Total current liabilities	37,872,340	37,657,636
Other liabilities	199,597	222,669
TOTAL LIABILITIES	38,071,937	37,880,305
Shareholders' equity:
Common stock - $0.001 par value;
400,000,000 shares authorized; 98,609,701 shares
issued and outstanding, both periods	98,610	98,610
Preferred stock - $0.001 par value; 25,000,000 shares
authorized at March 31, 2007; none issued or outstanding	-	-
Additional paid-in capital	91,220,894	78,942,818
Accumulated deficit	(89,486,916)	(75,996,612)
Total shareholders' equity	1,832,588	3,044,816
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$39,904,525	$40,925,121

The accompanying notes are an integral part of these consolidated financial statements.

VoIP Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2007	2006
Revenues	$3,189,543	$4,700,400

Cost of sales	3,054,571	5,419,430
Gross profit (loss)	134,972	(719,030)

Operating expenses
Compensation and related expenses	1,668,531	2,950,007
Commissions and fees to third parties	130,500	1,072,225
Professional, legal and consulting expenses	1,507,345	1,584,947
Depreciation and amortization	1,223,432	1,526,014
General and administrative expenses	371,040	1,143,404
Total operating expenses	4,900,848	8,276,597

Loss from continuing operations before income taxes	(4,765,876)	(8,995,627)

Other expenses:
Interest expense	2,520,582	1,504,448
Financing penalties and expenses	2,274,896	342,609
Increase in fair value liability for warrants	3,550,551	1,281,278
Litigation charges	1,043,620	710,000
Total other expenses	9,389,649	3,838,335

Loss before income taxes and results of
discontinued operations	(14,155,525)	(12,833,962)

Provision for income taxes	-	-
Net loss before discontinued operations	(14,155,525)	(12,833,962)

Gain (loss) from discontinued operations,
net of income taxes	665,221	(973,072)
Net loss	$(13,490,304)	$(13,807,034)

Basic and diluted loss per share:

Loss before discontinued operations	$(0.15)	$(0.20)
Gain (loss) from discontinued operations,
net of income taxes	0.01	(0.01)
Net loss per share	$(0.14)	$(0.21)
Weighted average number of shares outstanding	98,609,701	65,587,424

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations:
Net loss	$(14,155,525)	$(12,833,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,223,432	1,530,088
Common shares issued for services	327,000	1,844,234
Options and warrants issued for services and compensation	952,212	1,819,056
Amortization of debt discounts	2,099,699	1,177,051
Increase in fair value liability for warrants	3,550,551	1,281,278
Noncash nonregistration penalties	1,392,737	-
Noncash litigation charges	1,043,620	-
Noncash financing and interest expense	297,563	-
Provision for bad debt	18,581	16,684
Changes in operating assets and liabilities:
Accounts receivable	(75,899)	1,046,096
Due from related parties	(11,562)	152,083
Inventory	-	545,349
Prepaid expenses and deposits	(61,656)	(43,602)
Accounts payable and accrued expenses	647,091	(1,228,648)
Nonregistration penalties and other stock-based payables	645,265	-
Accrued litigation charges	(69,400)	-
Other current liabilities	(88,488)	(361,685)
Net cash used in continuing operating activities	(2,264,779)	(5,055,978)
Discontinued operations:
Gain (loss) from discontinued operations	665,221	(973,072)
Provision for discontinued operations	(465,221)	-
Goodwill impairment charge	-	839,101
Net cash provided by (used in) discontinued operating activities	200,000	(133,971)
Net cash used in operating activities	(2,064,779)	(5,189,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing operations:
Purchase of property and equipment and other assets	(10,947)	(100,760)
Sale of other assets	-	134,890
Net cash used in continuing investing activities	(10,947)	34,130
Discontinued operations:
Net assets - DTNet and Phone House	-	(624,067)
Net cash used in discontinued investing activities	-	(624,067)
Net cash used in investing activities	(10,947)	(589,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable and advances	2,519,334	7,249,482
Proceeds from common stock issuances	-	740,178
Repayment of amounts due to related parties	-	(1,223,257)
Repayment of notes payable and advances	(463,504)	(681,178)
Net cash provided by financing activities	2,055,830	6,085,225

Net increase (decrease) in cash	(19,896)	305,339
Cash and cash equivalents at beginning of period	90,172	3,228,745
Cash and cash equivalents at end of period	$70,276	$3,534,084

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

The Company's operations formerly consisted of three segments: Telecommunication Services, Hardware Sales and Calling Card Sales. However, with the Company's sale of DTNet Technologies and the termination of its Marketing and Distribution Agreement with Phone House, Inc., both referred to above, these former segments are being accounted for as discontinued operations, as discussed more fully in Note L, and prior period financial statements have been appropriately reclassified. Also as a result of these discontinued operations, the Company's operations currently consist of one segment, Telecommunication Services. Therefore, separate segmented financial results are not presented.

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006. The accompanying consolidated financial statements for the three months ended March 31, 2007 and 2006 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three months ended March 31, 2007 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in the Company's annual report on Form 10-K for the year ended December 31, 2006. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Accounting for Warrants

As a result of the Company's 2006 financing agreements, the number of common shares issuable upon the exercise of outstanding warrant agreements, when combined with existing outstanding common shares and shares issuable upon the conversion of applicable notes payable, exceeded the Company's authorized common shares. Therefore, as required by Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), asset or liability classification of the warrants was required (as opposed to permanent equity classification) for the excess warrant shares.  From January to May 2006, only a portion of the Company's warrants were subject to liability classification and their values accordingly marked-to-market, including a related charge of $1,281,278 million to earnings for the three months ended March 31, 2006. In May 2006, the Company repriced certain of its warrants to $0.78 per share in conjunction with a financing transaction, which in turn triggered contractual “favored nations” price ratchets on a number of its existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $0.78 per share. The effect was to increase the number of fully diluted shares of common stock at the time to approximately 129 million, relative to the Company's then-authorized 100 million common shares. The Company's total warrants then outstanding were approximately 28 million. As required by EITF 00-19, the Company classified all remaining warrants at that time as a liability, transferring $5,406,284 from additional paid-in capital to fair value liability for warrants on its consolidated balance sheet. This warrant liability, along with the original earlier 2006 warrant liability discussed above, was subsequently marked-to-market, resulting in a $5,102,731 fair value warrant liability at December 31, 2006, and a corresponding credit to earnings for the year ended December 31, 2006 of $7,226,430.

On March 16, 2007, the Company obtained shareholder approval to increase its authorized common stock to 400 million shares, sufficient to satisfy all of its outstanding warrant obligations. The warrant liability was then marked-to-market, resulting in a debit to earnings of $3,550,551 for the three months ended March 31, 2007. The fair value of these warrants at that date was $10,209,324, and this amount was transferred from the fair value liability for warrants to additional paid-in capital on the Company’s consolidated balance sheet as required by EITF 00-19, and the related mark-to-market accounting then ceased. However, should the Company in the future have insufficient common shares to satisfy all of its warrant and convertible debt obligations, it will be subject to noncash mark-to-market income or expense to the extent that the fair value of these warrants changes, which is in turn primarily dependent upon the Company's common stock market price per share.

NOTE C - LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

This Note C should be reviewed in conjunction with Notes F, G, H, J and Q to the Company's consolidated financial statements.

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

At March 31, 2007, the Company's contractual obligations for debt, leases and capital expenditures totaled approximately $33,587,055 million.  See Note G for a description of the Company's convertible notes issued in July and October 2005 (“2005 Notes”), January and February 2006 (“Early 2006 Notes”), October 2006 (“Late 2006 Notes”), and February 2007 (“2007 Notes”). As explained below and in Note G, the subscription agreements for these notes contain provisions that could impact the Company's future capital raising efforts and its capital structure:

•
The Company is required to file registration statements to register amounts ranging up to 200% of the shares issuable upon conversion of these notes, and all of the shares issuable upon exercise of the warrants issued in connection with these notes. Certain registration statements were filed, but have since become either ineffective or withdrawn. Until sufficient registration statements are declared effective by the Securities and Exchange Commission (the “SEC”), the Company is liable for liquidated damages totaling $1,704,123 through March 31, 2007, and will continue to incur additional liquidated damages of $226,455 per month until the required shares and warrants are registered.

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

•
Since October 2005, the Company has been in violation of certain requirements of the 2005 Notes, the Early 2006 Notes, the Late 2006 Notes, and the 2007 Notes. While the investors have not declared these notes currently in default, the full amount of the notes at March 31, 2007 has been classified as current.

In connection with a private placement memorandum dated May 20, 2005, the Company issued 2,242,500 shares of its common stock for $0.80 per share, and warrants to purchase 2,207,751 common shares at prices from $1.60 to $2.23 per share. As required by the subscription agreements, a portion of the shares was registered with the SEC in October 2005, but that registration became ineffective in July 2006. Non-registration liquidated damages accrued until September 2006, when all related shares and warrants became substantially tradable under Rule 144 and, in accordance with the terms of the subscription agreements, accrual of liquidated damages ceased. Based on subsequent agreements with the investors, in April 2007 the Company issued 350,000 common shares, and expects to issue an additional 1,270,219 common shares and warrants to purchase 364,219 common shares at $0.18 per share, and to reprice 2,051,501 of the above-referenced originally issued warrants to $0.18 per share, in full settlement of the related liquidated damages owed. At March 31, 2007, this liquidated damage obligation was recognized as a $1,465,035 current liability on the Company's consolidated balance sheet.

In connection with a subscription agreement dated August 26, 2005 and amended on November 16, 2005, the Company issued 1,375,000 shares of its common stock for $0.80 per share, and warrants to purchase 2,225,000 common shares at prices ranging from $1.37 to $1.60 per share. The investor also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the per share purchase price or warrant exercise prices, the investor's effective per share purchase price and warrant exercise price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described in Note G, the subscription agreement's per share purchase price and the warrants' exercise prices were effectively reduced to $0.18 per share. The Company also agreed to register a total of 5,850,000 common shares and warrants related to this agreement by January 17, 2006. Until a registration statement is declared effective by the SEC, the Company is contractually liable for liquidated damages totaling $750,000 through March 31, 2007, and will continue to incur additional liquidated damages of $50,000 per month until the required shares and warrants are registered. As the result of ongoing settlement negotiations, the Company has recognized an additional $1,430,500 liability for non-registration related damages.

The Company needs to continue to raise additional debt or equity capital to provide the funds necessary to restructure or repay its debt obligations, meet its other contractual commitments, and continue its operations. The Company is actively seeking to raise this additional capital but may not be successful in obtaining the imminently-required debt or equity financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s authorized common stock consisted of 400,000,000 common shares at March 31, 2007, of which 98,609,701 common shares were then issued and outstanding, and approximately 249 million additional shares were contingently issuable upon the exercise of stock options and warrants, and conversion of convertible securities. As of March 31, 2007 the Company was also contractually obligated to register approximately 266 million shares, warrants and options. An additional 61 million common shares were required to be reserved under our various existing financing agreements. There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, or that sufficient additional common stock authorizations can be approved by shareholders, in which case the Company would continue to be unable to satisfy its contractual obligations to register shares, and would be unable to satisfy the contractual obligations it has undertaken to reserve shares of common stock.

NOTE D - PROPERTY AND EQUIPMENT, NET

At March 31, 2007 and December 31, 2006, property and equipment consisted of the following:

	March 31,	December 31,
	2007	2006
Equipment	$8,802,564	$8,766,749
Furniture & Fixtures	91,647	91,647
Software	666,842	666,842
Vehicles	15,269	15,269
Leasehold improvements	105,075	105,075
Total	9,681,397	9,645,582
Less accumulated depreciation	(3,229,752)	(2,785,349)
Total	$6,451,645	$6,860,233

Depreciation expense for the three months ended March 31, 2007 and 2006 amounted to $444,403 and $621,984, respectively.

The amount of equipment held under capital leases, included above and net of accumulated amortization, was $218,291 and $244,656 at March 31, 2007 and December 31, 2006, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's balance sheet at March 31, 2007 includes approximately $21.2 million in goodwill and approximately $10.7 million in other intangible assets recorded in connection with its acquisition in October 2005 of substantially all of the assets relating to the VoIP business of WQN, and its acquisition in May 2005 of Caerus and its subsidiaries.

In accordance with SFAS 142, management tests the carrying value of its goodwill and other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. During the year ended December 31, 2005 the Company recorded an impairment charge to its operating results of approximately $4.2 million relating to goodwill previously recorded for an acquisition. During the three months ended March 31, 2006, the Company recorded an impairment charge to operating results of $839,101 as a result of selling the Company's interest in its subsidiary, DTNet Technologies in April 2006. These charges reduced the carrying value of the subsidiary to its estimated fair value. The Company may be required to record additional impairment charges for these assets in the future, which could materially adversely affect its financial condition and results of operations. If the traded market price of the Company's common stock declines, a material goodwill impairment charge in the future is possible.

As of March 31, 2007 and December 31, 2006, goodwill and other intangible assets consisted of the following:

		March 31,	December 31,
		2007	2006

Goodwill		$21,228,339	$21,228,339

Other intangible assets:
	Useful Life (Years)
Technology	4.0	$6,000,000	$6,000,000
Customer relationships	5.0 - 6.0	8,325,000	8,325,000
Trade names	9.0	1,700,000	1,700,000
Non-compete agreement	1.0	500,000	500,000
Other intangible assets	Indefinite	200,000	200,000
Subtotal		16,725,000	16,725,000
Accumulated amortization		(6,044,546)	(5,265,517)
Other intangible assets, net		10,680,454	11,459,483

Total goodwill and other intangible assets		$31,908,793	$32,687,822

Amortization expense for the three months ended March 31, 2007 and 2006 amounted to $779,029 and $904,030, respectively.

NOTE F - LOANS PAYABLE

At December 31, 2006 and 2005, loans payable consisted of the following:

	March 31,	December 31,
	2007	2006
Note payable to a lending institution	$-	$2,381,085
Other notes payable	193,750	193,750
Total loans payable	$193,750	$2,574,835

The Company as of December 31, 2006 owed the sum of $2.4 million to Cedar Boulevard Lease Funding LLC (“Cedar”) pursuant to a subordinated loan and security agreement (the “Loan Agreement”). Under the Loan Agreement, Cedar was granted a perfected, first-priority security interest in all of the Company's assets. This loan bears interest at 17.5%, and is repayable through May 2007. Interest expensed and paid under this debt facility during the three months ended March 31, 2007 and 2006 was $11,575, and $128,000, respectively.

On February 1, 2007 Cedar assigned its rights under the Loan Agreement, including the note payable (the “Note”) with a current principal balance of $1,917,581 and the related security interest, to a group of institutional investors (the “Investors”). In conjunction with the assignment, the Company paid a fee of $200,000 to Cedar. Also following the assignment, the Note's terms were amended to allow conversion of any unpaid principal balance into the Company's restricted common stock at $0.26 per share. The Company is also not required to register these shares. The Note was also amended to include “favored nations” rights such that for future securities offerings by the Company at a price per share less than this $0.26 per share, the Note's conversion rate would be adjusted to the lower offering price. In conjunction with the Company's financing discussed in Note G, on February 16, 2006 the Note's common stock conversion rate was reduced to $0.18 per share.

Due to the Note’s amendment discussed in the preceding paragraph allowing its conversion into the Company’s common stock, the balance owing at March 31, 2007 has been reclassified from loans payable to convertible notes payable on the Company’s consolidated balance sheet at March 31, 2007 (see Note G). The Company was in violation of certain requirements of this Loan Agreement at March 31, 2007. However, the Investors have currently not declared this loan in default. As a result, the full amount of the loan at March 31, 2007 has been classified as current.

The other notes payable at December 31, 2006 were previously classified as common stock and additional paid-in capital, because related notes payable were converted to common stock in 2005. According to the terms of a November 2006 settlement agreement between the Company and the convertible note holders, the note holders returned the common stock to the Company, and the convertible debt was reclassified to loans payable.

NOTE G - CONVERTIBLE NOTES AND WARRANTS PAYABLE

At March 31, 2007 and December 31, 2006, convertible notes payable and the fair value liability for related warrants consisted of the following:

	Convertible Notes Payable		Fair Value Liability for Warrants
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006

Payable to WQN, Inc. (1)	$3,700,000	$3,700,000	$-	$-
Payable to accredited investors:
July & October 2005 (2)	488,543	488,543	-	441,313
January & February 2006 (3)	8,353,102	8,353,102	-	980,409
October 2006 (4)	2,905,875	2,905,875	-	1,971,844
"Cedar" notes (5)	1,917,581	-	-	-
February 2007 (6)	3,808,990	-	-	-

May 2005 private placement (7)		-	-	58,510
August 2005 subscription agreement (8)		-	-	400,500
Other - see Note M		-	-	1,250,155
Subtotal	21,174,091	15,447,520	-	5,102,731

Less discounts	(7,693,906)	(5,870,928)	-	-

Total	$13,480,185	$9,576,592	$-	$5,102,731

(1)
In October 2005, the Company acquired substantially all of the operating assets and liabilities of WQN, Inc. for a total purchase price of $9.8 million. The acquisition was funded in part with the issuance of a convertible note in the principal amount of $3.7 million. A debt discount was established to reflect an effective interest rate of 20%, bringing the original net note payable value to $3,216,000. The note is secured by a subordinated lien on the Company's assets. The principal balance of the note was $3,700,000 at March 31, 2007 and December 31, 2006. The note, bearing a nominal interest rate of 6%, became payable beginning February 2006 over 12 months in cash or, at the option of the Company, in Series A preferred stock. WQN received “favored nations” rights such that for future securities offerings by the Company at a price per share less than this conversion price, this common stock conversion price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described below, the note's common stock conversion rate was effectively reduced to $0.18 per share. At March 31, 2007, the Company had not made scheduled principal payments of $3,700,000. At March 31, 2007, the Company was in violation of certain requirements of this note. While WQN has not declared the note in default, the full amount of the note at March 31, 2007, has been classified as current. WQN, Inc. notified the Company on March 16, 2007 that it was exercising its right to convert this note plus related accrued interest into shares of the Company’s common stock. Accordingly, on April 2, 2007, the Company issued 21,413,002 restricted common shares to WQN, Inc.

(2)
In July and October 2005 the Company issued and sold $3,085,832 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of the Company's common stock, at an original conversion rate of $0.80 per share. These investors also received five-year warrants to purchase 964,322 shares of the Company's common stock for $1.37612 per share, five-year warrants to purchase 964,322 shares of the Company's common stock for $1.6503 per share, and one-year warrants to purchase 1,928,644 shares of the Company's common stock for $1.60 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on the Company's assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $488,543 and $488,543 at March 31, 2007 and December 31, 2006, respectively. Half of these notes became payable beginning in October 2005 and the other half beginning in January 2006 (three months following their respective issuances) over two years in cash or, at the option of the Company, in registered common stock at the lesser of $0.80 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”). In May 2006, the Company repriced these warrants to $0.78 per share, at which time these warrants were exercised, resulting in net proceeds to the Company of $2,740,120. The Company then issued warrants to the investors to purchase a like number of shares for $0.80. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were effectively reduced to $0.26 per share. As a result of the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $0.18 per share. At December 31, 2006, the fair value of these outstanding warrants was $441,313, which was recorded as a liability on the Company's consolidated balance sheet. (At March 31, 2007, liability accounting for these warrants was not required - see Note B.) At March 31, 2007, the Company had not made scheduled principal payments of $266,793 on these notes. Beginning October 2005, the Company was in violation of the registration requirements contained in the October 2005 subscription agreements, and beginning July 2006 the Company was in violation of the registration requirements contained in the July 2005 subscription agreements. As a result, the Company owed related liquidated damages of $418,001 at March 31, 2007, and will incur additional damages of $36,996 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at March 31, 2007 has been classified as current.

(3)
In January and February 2006, the Company issued and sold $11,959,666 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of the Company's common stock at an original conversion rate of $1.318 per share. These investors also received five-year warrants to purchase 4,537,052 shares of the Company's common stock for $1.45889 per share, and one-year warrants to purchase 4,537,052 shares of the Company's common stock for $1.5915 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on the Company's assets. The principal balance of the notes was $8,353,102 at March 31, 2007, and all the notes bear interest at an effective rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $1.318 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $1.00 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $1.00 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $0.80 per share. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) was effectively reduced to $0.26 per share, and the outstanding warrants were re-priced to $0.475 per share. As a result of the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $0.18 per share. At December 31, 2006, the fair value of these outstanding warrants was $980,409, which was recorded as a liability on the Company's consolidated balance sheet. (At March 31, 2007, liability accounting for these warrants was not required - see Note B.) At March 31, 2007, the Company had not made scheduled principal payments of $1,892,970 on these notes. Beginning April 2006, the Company was in violation of the registration requirements of the secured notes, and beginning May 2006, the Company was in violation of the registration requirements of the unsecured notes. In May 2006, the Company issued an aggregate of 166,368 shares to the secured investors in satisfaction of then-existing secured non-registration liquidated damages. The Company owed additional liquidated damages of $1,070,794 at March 31, 2007, and will incur additional damages of $127,037 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at March 31, 2007 has been classified as current.

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

(4)
On October 17, 2006, the Company issued and sold $2,905,875 in secured convertible notes to twelve institutional investors, for a net purchase price of $2,324,700 (after a 20% original issue discount) in a private placement. Proceeds of approximately $1,436,900 (before closing costs of $308,748) were paid in cash to the Company at closing, and $887,800 of the proceeds were used to repay three outstanding promissory notes held by three of the investors in the private placement. The investors also received five-year warrants to purchase a total of 10,378,125 shares of the Company's common stock at an exercise price of $0.407 per share. The principal balance of the notes was $2,905,875 at March 31, 2007. These convertible notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at an original conversion rate of $0.28 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. As a result of the favored nations provision discussed above and the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were reduced to $0.18 per share. At December 31, 2006, the fair value of these outstanding warrants was $1,971,844, which was recorded as a liability on the Company's consolidated balance sheet. (At March 31, 2007, liability accounting for these warrants was not required - see Note B.) Pursuant to the subscription agreement, the Company was to obtain shareholder approval to increase its authorized shares of common stock to 400,000,000 shares and file an amendment to its articles of incorporation by December 20, 2006. (Such approval was actually obtained on March 16, 2007.) Failing this, the holders of the convertible notes are entitled to liquidated damages that accrued at the rate of two percent of the amount of the purchase price of the outstanding convertible notes per month during such default. The Company has also agreed to file registration statements covering the resale of 130% of the shares of common stock that may be issuable upon conversion of the convertible notes, and 100% of the shares of common stock issuable upon the exercise of the warrants. The first such registration statement was to be filed on or before January 2, 2007 and declared effective by March 31, 2007, which has not yet taken place. Because of the Company’s violations of these authorized share and registration requirements, the Company owed related liquidated damages of $170,478 at March 31, 2007, and will incur additional damages of $58,925 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at March 31, 2007 has been classified as current.

(5)	See Note F for a discussion of the Cedar note and related loan agreement.

(6)
On February 16, 2007, VoIP, Inc. (the “Company”) issued and sold $3,462,719 in secured convertible notes (the “Convertible Notes”) to a group of institutional investors, for a net purchase price of $2,770,175 (after a 20% original issue discount) in a private placement. $900,000 of the proceeds (before closing costs of $67,512) were paid in cash to the Company at closing, and $1,870,175 of the proceeds were used to repay fourteen outstanding promissory notes (including related accrued interest and a 10% premium on the promissory notes' total principal of $1,666,667) held by five of the investors in the private placement. The investors also received five-year warrants to purchase a total of 19,237,328 shares of the Company's common stock at an effective exercise price of $0.18 per share. The Convertible Notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on February 16, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at the conversion rate of $0.18 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise price, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. Pursuant to the related subscription agreement, two of the investors received due diligence fees totaling $346,272, in the form of convertible notes (“Due Diligence Notes”) having the same terms and conversion features as the Convertible Notes. Also pursuant to the Subscription Agreement, the Company issued a total of 4,000,000 common shares in April 2007 to the former holders of the above-referenced promissory notes, in lieu of and in payment for accrued damages associated with these promissory notes. Also pursuant to the Subscription Agreement, the Company was to obtain the authorization and reservation of its common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the Convertible Notes and Due Diligence Notes, and 100% of the common shares issuable upon the exercise of the warrants by April 15, 2007. Failing this authorization and reservation, the holders of the Convertible Notes and Due Diligence Notes are entitled to liquidated damages at the rate of two percent of the amount of the purchase price of the outstanding Convertible Notes and Due Diligence Notes for each thirty days or pro rata portion thereof during such default. While the investors have not declared the notes currently in default, the full amount of the notes at March 31, 2007 has been classified as current.

(7)	See Note C for a discussion of the May 2005 private placement and the August 2005 subscription agreement.

(8)	See Note B for a discussion of the accounting for the fair value liability for warrants at March 31, 2007, which were reclassified to additional paid-in capital by March 31, 2007.

No interest was paid on any of the convertible notes described above during the three months ended March 31, 2007 and 2006.

NOTE H - NONREGISTRATION PENALTIES AND OTHER STOCK-BASED PAYABLES

At March 31, 2007 and December 31, 2006, nonregistration penalties and other stock-based payables consisted of the following:

	March 31,	December 31,
	2007	2006
Nonregistration penalties payable:
In cash	$2,454,123	$1,658,858
In common stock and warrants	1,465,035	1,342,299
Common stock payable to officer	732,678	732,678
Common stock payable to directors	298,500	210,000
Common stock payable to investors	1,485,346	365,345
Common stock payable for other services rendered	677,700	439,200
Total	$7,113,382	$4,748,380

As discussed in Note G, the Company is in violation of the registration requirements of a number of its existing financing agreements. As such, liquidated damages payable in a combination of stock and cash amounted to $3,919,158 and $3,001,157 as of March 31, 2007 and December 31, 2006, respectively.

As discussed in Note M, the Company's Chief Operating Officer exercised options to purchase 3,000,000 shares of common stock. Since the Company had insufficient authorized common shares at December 31, 2006, only 964,782 shares were issued in 2006, and the balance of 2,035,218 shares (originally valued at $732,678) were issued on April 2, 2007 following the Company’s March 16, 2007 shareholder approval of sufficient increased authorized common shares. Common stock payable to directors, investors and others for services rendered as of March 31, 2007 were also issued in April 2007 following the increase in the Company’s authorized common shares.

NOTE I - LITIGATION

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

On January 2, 2007, an Amended Case Management and Scheduling Order was entered which imposed a May 18, 2007 discovery cutoff; a June 5, 2007 pre-trial conference; and a June 18, 2007 time-certain trial. On January 11, 2007, MCI WorldCom and Volo/Caerus participated in a Court-ordered mediation conference. The parties engaged in further settlement discussions in February and March 2007, which ultimately led to an agreement to terms to settle the litigation and the signing of a mutually acceptable confidential settlement term sheet on March 27, 2007. The confidential term sheet contains a due diligence provision that permitted MCI WorldCom to decide whether or not to proceed with the settlement. The parties have completed the due diligence requirements and are in the process of finalizing mutually acceptable settlement documents reflecting the confidential settlement term sheet. It is anticipated that the case will be dismissed immediately following the execution of acceptable final settlement documents.

Pending the finalization and execution of the mutually acceptable settlement documents, the Company is unable to assess the likelihood of a favorable or unfavorable outcome.

Cross Country Capital Partners, L.P.

On or about September 25, 2006, Cross Country Capital Partners, L.P. (“Cross Country”) filed suit against the Company in the District Court, 116 th Judicial Circuit, Dallas County, Texas. Cross Country asserts a claim for breach of contract in connection with a securities purchase agreement entered into with the Company. Cross Country also seeks specific performance of the securities purchase agreement at issue. Cross Country seeks unspecified damages and attorneys' fees, which fees are provided for in the securities purchase agreement and under Texas law. On or about December 14, 2006, the Company filed its Answer denying any wrongdoing and asserting numerous affirmative defenses. The Company is in settlement negotiations with Cross Country, but is unable to assess the outcome of this litigation or its impact on the Company's financial condition and results of operations.

Other

The Company and Mr. Ivester, a shareholder and former Chief Executive Officer of the Company, entered into a 3-year consulting agreement on October 18, 2005, which the Company terminated in October 2006. Pursuant to the consulting agreement, Mr. Ivester provided general business strategy, financing and product development advice. Mr. Ivester received $200,000 per year for his services under the consulting agreement, as well as a $2,500 per month vehicle allowance. Mr. Ivester was eligible to receive bonuses and participate in the Company's stock option plan, as determined by the board of directors. The Company also owed Mr. Ivester $305,212 as of December 31, 2006 under a demand note payable bearing interest at 3.75%. On March 16, 2007, the Company agreed to settle all of Mr. Ivester's claims under his consulting agreement and his demand note payable, in return for cash payments totaling $75,000, and the issuance of 500,000 shares of the Company's common stock. In conjunction with this settlement, the Company has accrued an $85,212 litigation gain on its consolidated balance sheet as of March 31, 2007, primarily related to the excess of the demand note payable over the fair value of the cash and stock settlement.

In February 2006, the Company settled claims against it pertaining to the exchange of its common shares for Caerus shares pursuant to the Caerus merger agreement dated May 31, 2005. The settlement required a cash payment of $710,000, which was recognized as a litigation charge during the three months ended March 31, 2006.

In March 2007, the Company settled claims against it brought by a former employee and two investors, requiring cash payments totaling $132,000, and the issuance of 475,000 shares of the Company's common stock. In conjunction with this settlement, the Company has accrued $290,750 in litigation charges on its consolidated balance sheet as of March 31, 2007.

The Company is currently a defendant in other lawsuits and disputes arising in the ordinary course of business, and has accrued related litigation charges totaling $1,611,000 (including the Cross Country matter described above) on its consolidated balance sheet as of March 31, 2007. The Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not exceed the amounts accrued in its consolidated financial statements, which may in turn materially adversely affect the Company's financial position or results of operations.

NOTE J - NOTES AND ADVANCES FROM INVESTORS

Notes and advances from investors represent funds loaned to or deposited with the Company in anticipation of the issuance of future notes payable. The $300,000 at March 31, 2007 represents funds advanced to the Company in February 2007, in anticipation of the issuance of convertible notes payable, which were issued in April 2007 (see Note Q). The $616,667 at December 31, 2006 represents funds advanced to the Company in November and December 2006, in anticipation of the issuance of convertible notes payable, which were issued in February 2007 (see Note G).

These notes and advances were unsecured. The $300,000 advance at March 31, 2007 was not interest bearing, and the $616,667 notes at December 31, 2006 bore interest at 18%.

NOTE K - RELATED PARTY TRANSACTIONS

As of March 31, 2007 and December 31, 2006, the amount due from related parties of $42,789 and $31,227, respectively, consisted of advances to Anthony Cataldo, the Company’s Chief Executive Officer, and to Shawn M. Lewis, the Company's Chief Operating Officer.

On March 29, 2007, the Company issued an unsecured promissory note in the principal amount of $300,000 (the “Note”) to Shawn M. Lewis, the Company's Chief Operating Officer. The Note and related accrued interest at 10% per annum is payable upon demand. The cash proceeds to the Company were $252,000 net of related closing costs and expense reimbursements of $48,000, $30,000 of which was paid to Mr. Lewis. In the event of a default, in addition to all sums due and owing under the Note, the Company will also be required to pay the sum of $750,000 as liquidated damages.

NOTE L - DISCONTINUED OPERATIONS

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

Effective October 12, 2006, the Company terminated its Marketing and Distribution Agreement with Phone House, Inc. dated September 1, 2004 and amended February 16, 2006, effectively discontinuing this business segment. The Agreement called for the wholesale distribution, marketing and selling of prepaid telephone calling cards by Phone House, Inc., under license from the Company. The Company recognized a related impairment loss of $936,122 in the third quarter of 2006, primarily related to inventory and accounts receivable write-offs, and filed suit in Los Angeles County against the primary Phone House, Inc. employee to recover same. On April 4, 2007, a settlement was reached with the Phone House, Inc. employee recovering most of the assets. Accordingly, the above impairment loss was reduced by $665,221 through a credit to earnings in the three months ended March 31, 2007.

The following summarizes the combined operating results of DTNet Technologies and the calling card business of Phone House, Inc. for the three months ended March 31, 2007 and 2006 (through the respective dates of sale or termination), classified as discontinued operations for all periods presented.

	2007	2006
Revenues	$-	$5,661,146
Cost of sales	-	5,476,887
Gross profit	-	184,259

Compensation and benefits	-	97,491
Asset impairment charges	-	839,101
Litigation credit	(665,221)	-
Other operating expenses	-	-
Net income (loss)	$665,221	$(752,333)

NOTE M - STOCK BASED COMPENSATION

A total of 4,000,000 shares of common stock have been reserved for issuance under the Company's 2004 Employee Stock Option Plan (the “2004 Plan”). In addition, on March 16, 2007 the Company obtained shareholder approval of the Company's 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate may be granted: (1) options to acquire up to 10,000,000 shares of the Company's common stock; (2) shares of restricted common stock; (3) stock appreciation rights; (4) performance-based awards; (5) “Dividend Equivalents”; and (6) other stock-based awards. The activity in the 2004 plan (no activity in the 2006 Plan) for the three months ended March 31, 2007 is as follows:

	Number	Exercise Price Range	Wtd. Avg. Exercise Price
Options outstanding at December 31, 2006	644,350	$0.85 - $1.56	$1.11
Options returned to the plan due	-
to employee terminations	-
Options granted	-
Options exercised	-
Options outstanding at March 31, 2007	644,350

 In September 2006, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”). These agreements, as subsequently amended by the Company’s board of directors, provided for, among other things, the award of 10,000,000 common shares each, upon sufficient underlying shares of common stock being authorized and available. Messrs. Cataldo and Lewis are also to receive sufficient additional common shares to assure that they maintain a minimum of 5% and 8% beneficial ownership, respectively, of the Company's issued and outstanding common stock, before considering stock sales.

On November 8, the Company's COO was granted options to purchase 3,000,000 shares of the Company's common stock at $0.36 per share (closing market price on November 6, 2006) under the Company's 2004 Stock Option Plan. On November 9, 2006, the Company settled claims the COO had against the Company for alleged breaches of his employment agreement, and for nonregistration of the Company's common shares he holds pursuant to the Caerus merger agreement dated May 31, 2005, for $1,080,000. Also on November 9, 2006, the COO exercised his options to purchase 3,000,000 common shares, and the proceeds were credited toward the settlement of his claims. The $1,080,000 settlement expense was recognized in the Company's results of operations as compensation expense in the fourth quarter of 2006.

Separate from the CEO and COO options noted in the preceding paragraphs, at March 31, 2007 the Company had outstanding commitments to issue stock options under either the 2004 Plan or the 2006 Plan to purchase 644,350 shares of common stock, at exercise prices ranging from $0.85 to $1.56 per share, and at a weighted average exercise price of $1.11 per share.

The Company recorded compensation expense of $517,212 and $1,819,056 for the three months ended March 31, 2007 and 2006, respectively, in connection with options, warrants and stock granted to employees. As of March 31, 2007, approximately $8,149,642 in total compensation cost related options, warrants and stock grants remains to be expensed in future periods.

The value of options and warrants was estimated using the Black-Scholes pricing model. The Black-Scholes pricing calculations were made using volatilities at either one-year or three-year, monthly or weekly, trailing measures, as appropriate, and risk-free rates as determined by the nearest maturity Treasury yield as of respective valuation dates.

NOTE N - WARRANTS

Through March 31, 2007 the Company has issued to employees, institutional investors, and financial services firms warrants to purchase the Company's common stock. During the three months ended March 31, 2007 and 2006, the Company issued zero and 206,250 shares, respectively, of common stock in exchange for these warrants. As of March 31, 2007, the Company had outstanding 17,463,607 warrants, excluding those warrants issued in conjunction with convertible debt and common stock issuances discussed in Notes C and G, to purchase its common stock exercise prices ranging from $0.18 to $2.60 per share, and at a weighted average exercise price of $0.98 per share. At December 31, 2006, the fair value of these outstanding warrants was $1,250,155, which was recorded as a liability on the Company's consolidated balance sheet. As discussed more fully in Note B, on March 16, 2007, the warrant liability was transferred from the fair value liability for warrants to additional paid-in capital on the Company’s consolidated balance sheet as required by EITF 00-19.

NOTE O - COMMITMENTS

The Company is obligated under non-cancelable operating leases for its office facilities, and apartments used for business purposes by its employees. Future minimum lease payments under the Company's non-cancelable operating leases as of March 31, 2007 are as follows:

Year ending December 31,
2007 (nine months)	$202,400
2008	98,400
2009	43,700
Total	$344,500

 Rent expense for these leases for the three months ended March 31, 2007 and 2006 was $51,837 and $68,189, respectively.

NOTE P - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:

	Three months ended March 31,
	2007	2006
Current benefit	$1,448,630	$3,260,372
Deferred benefit (expense)	757,554	336,294
Subtotal	2,206,184	3,596,666
Less valuation allowances	(2,206,184)	(3,596,666)
Net	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Three months ended March 31,
	2007	2006
Computed at statutory rate	34%	34%
Options, warrants and stock-related expenses	-7%	-8%
Change in fair value liability for warrants	-9%	-
Goodwill impairments and intangible asset amortization	-2%	-
Valuation allowance	-16%	-26%
Total	-	-

At March 31, 2007, the Company's net deferred tax assets consisted of the following:

Net operating loss carryforwards	$16,152,414
Excess tax over book depreciation expense	549,033
Excess book over tax amortization of debt discounts	2,844,403
Discontinued operations impairment charge	92,106
Noncash litigation charges	580,493
Subtotal	20,218,449
Less valuation allowances	(20,218,449)
Total	$-

The Company's net operating loss carryforwards for federal income tax purposes were approximately $47,500,000 as of December 31, 2006. These carryforwards expire in 2018 ($4,200,000), 2019 ($20,600,000), 2020 ($18,400,000), and 2021 ($4,300,000), respectively.

 NOTE Q - SUBSEQUENT EVENTS

On April 6, 2007, VoIP, Inc. (the “Company”) issued and sold $375,000 in secured convertible notes (the “Convertible Notes”) to two institutional investors, for a net purchase price of $300,000 (after a 20% original issue discount) in a private placement. The investors also received five-year warrants to purchase a total of 2,083,333 shares of the Company's common stock at an exercise price of $0.18 per share (the “Class D Warrants”). The Company received an unsecured advance of $300,000 on February 23, 2007 from these investors, and these funds were credited to the purchase price of the Convertible Notes. The Convertible Notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on February 23, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at the conversion rate of $0.18 per share, subject to adjustment as provided in the notes. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise price, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Form 10-Q. Certain statements contained in this Form 10-Q and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy," and “may,” and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our marketing activities, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements; our ability to obtain financing, if required, on terms acceptable to it, if at all; the success of our research and development activities; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in our Form 10-K for the year ended December 31, 2006. Except as required by applicable law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Summary

Balance Sheet Data:	March 31,	December 31,
	2007	2006
Goodwill and other intangible assets	$31,908,793	$32,687,822
Total assets	39,904,525	40,925,121
Notes and loans payable, current	14,273,935	12,768,094
Total liabilities	38,071,937	37,880,305
Shareholders' equity (deficit)	1,832,588	3,044,816

Statement of Operations Data:	For the Three Months Ended March 31,
	2007	2006 (1)
Revenues	$3,189,543	$4,700,400
Cost of sales	3,054,571	5,419,430
Gross profit (loss)	134,972	(719,030)
Operating expenses	4,900,848	8,276,597

Loss from continuing operations	(4,765,876)	(8,995,627)
Other expenses, net	9,389,649	3,838,335

Loss before discontinued operations	(14,155,525)	(12,833,962)
Loss from discontinued operations	665,221	(973,072)

Net loss	$(13,490,304)	$(13,807,034)

Per common share:
Loss before discontinued operations	$(0.15)	$(0.20)
Net loss	$(0.14)	$(0.21)

(1)
Adjusted to reflect discontinued operations classification pertaining to the sale of our DTNet Technologies subsidiary in April 2006, and the October 2006 termination of our Marketing and Distribution Agreement with Phone House, Inc., a wholesale prepaid telephone calling card business acquired in our WQN acquisition.

 Revenues

Our consolidated revenues for the three months ended March 31, 2007 and 2006 were $3.2 million and $4.7 million, respectively. Our consolidated net loss was $13.5 million ($0.14 per share) for the three months ended March 31, 2007 as compared to a net loss of $13.8 million ($0.21 per share) for the three months ended March 31, 2006. Revenues associated with our retail-based EasyTalk and Rocket VoIP products declined $1.1 million due to a related increased international competitive environment affecting revenues.

Cost of Sales and Gross Profit (Loss)

Consolidated cost of sales was $3.1 million and $5.4 million for the three months ended March 31, 2007 and 2006, respectively. The negative gross profit of $719 thousand (15% of revenues) in 2006 reflects costs paid to third party vendors that exceeded the revenues we charged to terminate the calls of our customers. For the same period in 2007, our gross profit was $135 thousand (4% of revenues). The gross profit improvement in 2007 was achieved by using lower cost routes and negotiating more favorable pricing. We do not expect to generate more substantial positive margins on our network traffic until such time as we are able to (1) increase the overall volume of traffic handled by our network by growing our customer base; (2) continue the expansion of our network which in turn requires additional capital expenditures; and (3) continue to lower the average cost per minute we pay for call termination through negotiation of more favorable pricing, expanding our selection of third party vendors, and continuing to improve our routing process to ensure we are using the lowest cost route available to us to terminate each call.

Operating Expenses

Consolidated operating expenses were $4.9 million and $8.3 million for the three months ended March 31, 2007 and 2006, respectively. Compensation and related expenses accounted for $1.3 million of the decrease from 2006, primarily due to accelerated recognition of vested noncash stock and warrant compensation in the 2006 period pertaining to the employment termination of the Company’s former Chief Operating Officer. Commissions and fees to third parties, and general and administrative services decreased $0.9 million and $0.4 million, respectively, from 2006 to 2007, due primarily to higher stock for service awards in the 2006 period.

Other Expenses, Net

Consolidated net other expenses were $9.4 million and $3.8 million for the three months ended March 31, 2007 and 2006, respectively. Amortization of debt discounts, the primary component of our reported interest expense, increased by $0.8 million in 2007, reflecting our significantly higher convertible note balances in 2007 used to finance our operations, all which were issued at significant discounts as part of our fund raising activities. Financing penalties and expenses increased by $1.9 million in 2007, related primarily to our lack of compliance with the securities registration requirements in many of our financing agreements, as discussed in Note H to our consolidated financial statements. Of the $2.3 million financing penalties and expenses during the three months ended March 31, 2007, $1.4 million was paid or is payable in our common stock or warrants. Litigation charges increased by $1.0 million, due to litigation matters discussed in Note I to our consolidated financial statements.

As a result of our 2006 financing agreements, the number of common shares issuable upon the exercise of outstanding warrant agreements, when combined with existing outstanding common shares and shares issuable upon the conversion of applicable notes payable, exceeded our authorized common shares. Therefore, as required by Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), asset or liability classification of the warrants was required (as opposed to permanent equity classification) for the excess warrant shares.  From January to May 2006, only a portion of our warrants were subject to liability classification and their values subsequently marked-to-market, including a related charge of $1.3 million to earnings for the three months ended March 31, 2007. In May 2006, we repriced certain of our warrants to $0.78 per share in conjunction with a financing transaction, which in turn triggered contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $0.78 per share. The effect was to increase the number of fully diluted shares of common stock at the time to approximately 129 million, relative to our then-authorized 100 million common shares. Our total warrants then outstanding were approximately 28 million. As required by EITF 00-19, we classified all remaining warrants at that time as a liability, transferring $5.4 million from additional paid-in capital to fair value liability for warrants on our consolidated balance sheet. This warrant liability, along with the original earlier 2006 warrant liability discussed above, was subsequently marked-to-market, resulting in a $5.1 million liability at December 31, 2006, and a corresponding credit to earnings for the year ended December 31, 2006 of $7.2 million.

On March 16, 2007, we obtained shareholder approval to increase our authorized common stock to 400 million shares, sufficient to satisfy all of our outstanding warrant obligations. The warrant liability was then marked-to-market, resulting in a charge to earnings of $3.6 million for the three months ended March 31, 2007. The fair value of these warrants at that time was $10.2 million, and this amount was transferred from the fair value liability for warrants to additional paid-in capital on our consolidated balance sheet as required by EITF 00-19, and the related mark-to-market accounting then ceased. However, should we in the future have insufficient common shares to satisfy all of our warrant and convertible debt obligations, we will be subject to noncash mark-to-market income or expense to the extent that the fair value of these warrants changes, which is in turn primarily dependent upon our common stock market price per share.

In accordance with SFAS No. 142, we are required to periodically evaluate the carrying value of our goodwill and other intangible assets. During the three months ended March 31, 2006, we recognized an impairment expense of $839,101 related to goodwill recorded for our former hardware sales business segment, which is included in our reported loss from discontinued operations. If in the future the remaining carrying value of our goodwill exceeds its fair market value, we will be required to record an additional impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and financial condition. If the traded market price of our common stock declines, a material goodwill impairment charge in the future is possible.

Discontinued Operations

On April 19, 2006, we sold our wholly-owned subsidiary, DTNet Technologies, to our former Chief Operating Officer (the “Purchaser”) pursuant to a stock purchase agreement. The consideration for the sale consisted primarily of (1) the return for cancellation of warrants to purchase 200,000 shares of our common stock held by the Purchaser; and (2) the return for cancellation of 200,000 shares of our common stock held by the Purchaser. Because DTNet Technologies' operations were the primary component of our former hardware sales business segment, we recorded an impairment charge of $839,101 in our statement of operations for the three months ended March 31, 2006.

Effective October 12, 2006, we terminated our Marketing and Distribution Agreement with Phone House, Inc. dated September 1, 2004 and amended February 16, 2006, effectively discontinuing this business segment. The Agreement called for the wholesale distribution, marketing and selling of prepaid telephone calling cards by Phone House, Inc., under license from us. We recognized a related impairment loss of $936,122 for the year ended December 31, 2006, primarily related to inventory and accounts receivable write-offs, and have filed suit in Los Angeles County against the primary Phone House, Inc. employee to recover same. On April 4, 2007 we settled this suit, recovering assets and limiting our liabilities. Accordingly, a gain of $665,221 was recognized for the three months ended March 31, 2007.

The following summarizes the combined operating results of DTNet Technologies and the calling card business of Phone House, Inc. for the three months ended March 31, 2007, and 2006, classified as discontinued operations for all periods presented.

	2007	2006
Revenues	$-	$5,661,146
Cost of sales	-	5,476,887
Gross profit	-	184,259

Compensation and benefits	-	97,491
Asset impairment charges	-	839,101
Litigation credit	(665,221)	-
Other operating expenses	-	-
Net income (loss)	$665,221	$(752,333)

Assets

Total assets (adjusted for discontinued operations classification) at March 31, 2007 were $39.9 million, down only slightly from $40.9 million at December 31, 2006. Goodwill and other intangible assets comprised 80% of our consolidated total assets at March 31, 2007, attributable primarily to the acquisitions of Caerus and WQN assets.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $70 thousand at March 31, 2007. Our consolidated net cash used in operating activities for the three months ended March 31, 2007, was $2.1 million, due primarily to the losses described above. We funded our operating activities principally through financing activities that generated net proceeds of $2.5 million ($2.1 million net of debt repayments) during the three months ended March 31, 2007. At March 31, 2007 our negative working capital was $36.4 million, and our contractual obligations for debt, leases and capital expenditures totaled approximately $33.6 million.

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

In July and October 2005 we issued and sold $3,085,832 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of our common stock, at an original conversion rate of $0.80 per share. These investors also received five-year warrants to purchase 964,322 shares of our common stock for $1.37612 per share, five-year warrants to purchase 964,322 shares of our common stock for $1.6503 per share, and one-year warrants to purchase 1,928,644 shares of our common stock for $1.60 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on our assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $488,543 and $488,543 at March 31, 2007 and December 31, 2006, respectively. Half of these notes became payable beginning in October 2005 and the other half beginning in January 2006 (three months following their respective issuances) over two years in cash or, at our option, in registered common stock at the lesser of $0.80 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”). In May 2006, we repriced these warrants to $0.78 per share, at which time these warrants were exercised, resulting in net proceeds to the Company of $2,740,120. We then issued warrants to the investors to purchase a like number of shares for $0.80. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were effectively reduced to $0.26 per share. As a result of the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $0.18 per share. At December 31, 2006, the fair value of these outstanding warrants was $441,313, which was recorded as a liability on our consolidated balance sheet. (At March 31, 2007, liability accounting for these warrants was not required - see Note B to our consolidated financial statements on page **.) At March 31, 2007, we had not made scheduled principal payments of $266,793 on these notes. Beginning October 2005, we were in violation of the registration requirements contained in the October 2005 subscription agreements, and beginning July 2006 we were in violation of the registration requirements contained in the July 2005 subscription agreements. As a result, we owed related liquidated damages of $418,001 at March 31, 2007, and will incur additional damages of $36,996 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at March 31, 2007 has been classified as current.

In January and February 2006, we issued and sold $11,959,666 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of our common stock at an original conversion rate of $1.318 per share. These investors also received five-year warrants to purchase 4,537,052 shares of our common stock for $1.45889 per share, and one-year warrants to purchase 4,537,052 shares of our common stock for $1.5915 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on our assets. The principal balance of the notes was $8,353,102 at March 31, 2007, and all the notes bear interest at an effective rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at our option, in registered common stock at the lesser of $1.318 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $1.00 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at our option, in registered common stock at the lesser of $1.00 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $0.80 per share. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) was effectively reduced to $0.26 per share, and the outstanding warrants were re-priced to $0.475 per share. As a result of the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $0.18 per share. At December 31, 2006, the fair value of these outstanding warrants was $980,409, which was recorded as a liability on our consolidated balance sheet. (At March 31, 2007, liability accounting for these warrants was not required - see Note B to our consolidated financial statements.) At March 31, 2007, the Company had not made scheduled principal payments of $1,892,970 on these notes. Beginning April 2006, we were in violation of the registration requirements of the secured notes, and beginning May 2006, we were in violation of the registration requirements of the unsecured notes. In May 2006, we issued an aggregate of 166,368 shares to the secured investors in satisfaction of then-existing secured non-registration liquidated damages. We owed additional liquidated damages of $1,070,794 at March 31, 2007, and will incur additional damages of $127,037 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at March 31, 2007 has been classified as current. Since March 31, 2007, in accordance with conversion notices submitted by certain of the investors, we have retired $775,013 in principal and $76,188 in interest due on these notes through the issuance of 4,728,891 restricted common shares.

On October 17, 2006, we issued and sold $2,905,875 in secured convertible notes to twelve institutional investors, for a net purchase price of $2,324,700 (after a 20% original issue discount) in a private placement. Proceeds of approximately $1,436,900 (before closing costs of $308,748) were paid in cash to the Company at closing, and $887,800 of the proceeds were used to repay three outstanding promissory notes held by three of the investors in the private placement. The investors also received five-year warrants to purchase a total of 10,378,125 shares of our common stock at an exercise price of $0.407 per share. The principal balance of the notes was $2,905,875 at March 31, 2007. These convertible notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of the Convertible Notes into shares of our common stock at an original conversion rate of $0.28 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. As a result of the favored nations provision discussed above and the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were reduced to $0.18 per share. At December 31, 2006, the fair value of these outstanding warrants was $1,971,844, which was recorded as a liability on our consolidated balance sheet. (At March 31, 2007, liability accounting for these warrants was not required - see Note B to our consolidated financial statements.) Pursuant to the subscription agreement, we were to obtain shareholder approval to increase its authorized shares of common stock to 400,000,000 shares and file an amendment to its articles of incorporation by December 20, 2006. (Such approval was actually obtained on March 16, 2007.) Failing this, the holders of the convertible notes are entitled to liquidated damages that accrued at the rate of two percent of the amount of the purchase price of the outstanding convertible notes per month during such default. We also agreed to file registration statements covering the resale of 130% of the shares of common stock that may be issuable upon conversion of the convertible notes, and 100% of the shares of common stock issuable upon the exercise of the warrants. The first such registration statement was to be filed on or before January 2, 2007 and declared effective by March 31, 2007, which has not yet taken place. Because of our violations of these authorized share and registration requirements, we owed related liquidated damages of $170,478 at March 31, 2007, and will incur additional damages of $58,925 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at March 31, 2007 has been classified as current.

As of December 31, 2006 we owed $2.4 million to Cedar Boulevard Lease Funding LLC (“Cedar”) pursuant to a subordinated loan and security agreement (the “Loan Agreement”). Under the Loan Agreement, Cedar was granted a perfected, first-priority security interest in all of the Company's assets. This loan bears interest at 17.5%, and is repayable through May 2007. On February 1, 2007 Cedar assigned its rights under the Loan Agreement, including the note payable (the “Note”) with a current principal balance of $1,917,581 and the related security interest, to a group of institutional investors (the “Investors”). In conjunction with the assignment, the Company paid a fee of $200,000 to Cedar. Also following the assignment, the Note's terms were amended to allow conversion of any unpaid principal balance into the Company's restricted common stock at $0.26 per share. The Company is also not required to register these shares. The Note was also amended to include “favored nations” rights such that for future securities offerings by the Company at a price per share less than this $0.26 per share, the Note's conversion rate would be adjusted to the lower offering price. In conjunction with the Company's financing discussed below, on February 16, 2006 the Note's common stock conversion rate was reduced to $0.18 per share.  The Company was in violation of certain requirements of this Loan Agreement at March 31, 2007. However, the Investors have currently not declared this loan in default. As a result, the full amount of the loan at March 31, 2007 has been classified as current. Since March 31, 2007, in accordance with conversion notices submitted by certain of the investors, we have retired $639,610 in principal and $12,572 in interest due on these notes through the issuance of 3,401,008 unrestricted common shares.

On February 16, 2007, we issued and sold $3,462,719 in secured convertible notes (the “Convertible Notes”) to a group of institutional investors, for a net purchase price of $2,770,175 (after a 20% original issue discount) in a private placement. $900,000 of the proceeds (before closing costs of $67,512) were paid in cash to the Company at closing, and $1,870,175 of the proceeds were used to repay fourteen outstanding promissory notes (including related accrued interest and a 10% premium on the promissory notes' total principal of $1,666,667) held by five of the investors in the private placement. The investors also received five-year warrants to purchase a total of 19,237,328 shares of our common stock at an effective exercise price of $0.18 per share. The Convertible Notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on February 16, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of our common stock at the conversion rate of $0.18 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise price, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. Pursuant to the related subscription agreement, two of the investors received due diligence fees totaling $346,272, in the form of convertible notes (“Due Diligence Notes”) having the same terms and conversion features as the Convertible Notes. Also pursuant to the Subscription Agreement, we issued a total of 4,000,000 common shares in April 2007 to the former holders of the above-referenced promissory notes, in lieu of and in payment for accrued damages associated with these promissory notes. Also pursuant to the Subscription Agreement, we were to obtain the authorization and reservation of its common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the Convertible Notes and Due Diligence Notes, and 100% of the common shares issuable upon the exercise of the warrants by April 15, 2007. Failing this authorization and reservation, the holders of the Convertible Notes and Due Diligence Notes are entitled to liquidated damages at the rate of two percent of the amount of the purchase price of the outstanding Convertible Notes and Due Diligence Notes for each thirty days or pro rata portion thereof during such default. While the investors have not declared the notes currently in default, the full amount of the notes at March 31, 2007 has been classified as current.

The subscription agreements for our convertible notes issued in July and October 2005 (“2005 Notes”), January and February 2006 (“Early 2006 Notes”), October 2006 (“Late 2006 Notes”), and February 2007 (“2007 Notes”) contain the following provisions that could impact our future capital raising efforts and capital structure:

•
We are required to file registration statements to register amounts ranging up to 200% of the shares issuable upon conversion of these notes, and all of the shares issuable upon exercise of the warrants issued in connection with these notes. Certain registration statements were filed, but have since become either ineffective or withdrawn. Until sufficient registration statements are declared effective by the Securities and Exchange Commission (the “SEC”), the Company is liable for liquidated damages totaling $1,704,123 through March 31, 2007, and will continue to incur additional liquidated damages of $226,455 per month until the required shares and warrants are registered.

•
Unless consent is obtained from the note holders, we may not file any new registration statements or amend any existing registrations until the sooner of (a) 60 to 365 days following the effective date of the notes registration statement or (b) all the notes have been converted into shares of our common stock and such shares of common stock and the shares of common stock issuable upon exercise of the warrants have been sold by the note holders.

•
Since October 2005, we have been in violation of certain requirements of the 2005 Notes, the Early 2006 Notes, the Late 2006 Notes, and the 2007 Notes. While the investors have not declared these notes currently in default, the full amount of the notes at March 31, 2007 has been classified as current.

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

In October 2005, we acquired substantially all of the operating assets and liabilities of WQN, Inc. for a total purchase price of $9.8 million. The acquisition was funded in part with the issuance of a convertible note in the principal amount of $3.7 million. A debt discount was established to reflect an effective interest rate of 20%, bringing the original net note payable value to $3,216,000. The note is secured by a subordinated lien on the Company's assets. The principal balance of the note was $3,700,000 at March 31, 2007 and December 31, 2006. The note, bearing a nominal interest rate of 6%, became payable beginning February 2006 over 12 months in cash or, at the option of the Company, in Series A preferred stock. WQN received “favored nations” rights such that for future securities offerings by the Company at a price per share less than this conversion price, this common stock conversion price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described below, the note's common stock conversion rate was effectively reduced to $0.18 per share. At March 31, 2007, the Company had not made scheduled principal payments of $3,700,000. At March 31, 2007, we were in violation of certain requirements of this note. While WQN has not declared the note in default, the full amount of the note at March 31, 2007, has been classified as current. WQN, Inc. notified us on March 16, 2007 that it was exercising its right to convert this note plus related accrued interest into shares of our common stock. Accordingly on April 2, 2007, 21,413,002 restricted common shares were so issued to WQN, Inc.

In connection with a private placement memorandum dated May 20, 2005, we issued 2,242,500 shares of our common stock for $0.80 per share, and warrants to purchase 2,207,751 common shares at prices from $1.60 to $2.23 per share. As required by the subscription agreements, a portion of the shares was registered with the SEC in October 2005, but that registration became ineffective in July 2006. Non-registration liquidated damages accrued until September 2006, when all related shares and warrants became substantially tradable under Rule 144 and, in accordance with the terms of the subscription agreements, accrual of liquidated damages ceased. Based on subsequent agreements with the investors, in April 2007 the Company issued 350,000 common shares, and expects to issue an additional 1,270,219 common shares and warrants to purchase 364,219 common shares at $0.18 per share, and to reprice 2,051,501 of the above-referenced originally issued warrants to $0.18 per share, in full settlement of the related liquidated damages owed. At March 31, 2007, this liquidated damage obligation was recognized as a $1,465,035 current liability on our consolidated balance sheet.

In connection with a subscription agreement dated August 26, 2005 and amended on November 16, 2005, we issued 1,375,000 shares of our common stock for $0.80 per share, and warrants to purchase 2,225,000 common shares at prices ranging from $1.37 to $1.60 per share. The investor also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the per share purchase price or warrant exercise prices, the investor's effective per share purchase price and warrant exercise price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described above, the subscription agreement's per share purchase price and the warrants' exercise prices were effectively reduced to $0.18 per share. We also agreed to register a total of 5,850,000 common shares and warrants related to this agreement by January 17, 2006. Until a registration statement is declared effective by the SEC, we are liable for liquidated damages totaling $750,000 through March 31, 2007, and will continue to incur additional liquidated damages of $50,000 per month until the required shares and warrants are registered. As the result of ongoing settlement negotiations, the Company has recognized an additional $1,430,500 liability for non-registration related damages.

On March 29, 2007, we issued an unsecured promissory note in the principal amount of $300,000 (the “Note”) to Shawn M. Lewis, the Company's Chief Operating Officer. The Note and related accrued interest at 10% per annum is payable upon demand. The cash proceeds to the Company were $252,000 net of related closing costs and expense reimbursements of $48,000, $30,000 of which was paid to Mr. Lewis. In the event of a default, in addition to all sums due and owing under the Note, we will also be required to pay the sum of $750,000 as liquidated damages.

On April 6, 2007, we issued and sold $375,000 in secured convertible notes (the “Convertible Notes”) to two institutional investors, for a net purchase price of $300,000 (after a 20% original issue discount) in a private placement. The investors also received five-year warrants to purchase a total of 2,083,333 shares our common stock at an exercise price of $0.18 per share (the “Class D Warrants”). We received an unsecured advance of $300,000 on February 23, 2007 from these investors, and these funds were credited to the purchase price of the Convertible Notes. The Convertible Notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on February 23, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of our common stock at the conversion rate of $0.18 per share, subject to adjustment as provided in the notes. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise price, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price.

We anticipate that we will continue to report net losses and experience negative cash flows from operations. We need to continue to raise additional debt or equity capital to provide the funds necessary to restructure or repay our debt obligations, meet our other contractual commitments, and continue our operations. We are actively seeking to raise this additional capital but may not be successful in obtaining the imminently-required debt or equity financing.

Our authorized shares of stock consist of 400,000,000 shares of common stock. As of May 1, 2007, 142.1 million common shares were issued and outstanding, and approximately 163.7 million additional shares are currently issuable upon the conversion of all convertible debt, and the exercise of all options and warrants. We are also obligated to issue 54.1 million shares under various agreements, including penalty shares for nonregistration of securities. We are also required to reserve an additional 84.8 million common shares under our various financing agreements and stock option plans. We will need to seek future shareholder approval of additional common shares to meet these obligations. If such approval is not obtained, we will be unable to satisfy all of the contractual obligations we have undertaken to issue and reserve future shares of common stock. Also, if significant numbers of additional common shares are issued as allowed for above or in conjunction with new financing, our current shareholders would experience significant dilution of their ownership, and our stock price per share could decline substantially. The following table specifies as of May 1, 2007, for each listed obligation, the common shares issuable upon the conversion of all convertible debt and the exercise of all options and warrants, additional reservation requirements, and planned common share issuances upon approval of our proposed increase in our authorized common shares.

									Minimim Total
	Additional Common Stock Outstanding Upon Conversion/Exercise [1]				Additional Reservation Requirements [2]			Current Obligations	Additional Authorized
	Convertible				Convertible			To Issue	Shares
	Notes	Warrants	Options	Subtotal	Notes	Options	Subotal	Shares [3]	Required
May 2005 private placement	-	2,571,970	-	2,571,970	-	-	-	1,270,219	3,842,189
July and October 2005 convertible notes and warrants	2,714,130	3,713,542	-	6,427,672	12,798,060	-	12,798,060	10,083,930	29,309,662
January and February 2006 convertible notes and warrants	42,154,246	9,074,104	-	51,228,350	9,663,863	-	9,663,863	6,165,068	67,057,281
November 2005 financing agreement	-	2,225,000	-	2,225,000	-	-	-	11,125,000	13,350,000
WQN, Inc.	-	-	-	-	-	-	-	-	-
October 06 convertible notes and warrants	16,143,750	10,378,125	-	26,521,875	16,143,750	-	16,143,750	-	42,665,625
Feb 07 Cedar convertible notes	8,710,951	-	-	8,710,951	8,710,951		8,710,951	-	17,421,902
Feb/Apr 07 convertible notes	23,452,724	21,528,991	-	44,981,715	23,452,724		23,452,724	-	68,434,439
Nov/Dec 06 & Jan 07 bridge notes	-	2,410,995	-	2,410,995	-	-	-	-	2,410,995
2004 Stock Option Plan	-	-	-	-	-	4,000,000	4,000,000	-	4,000,000
2006 Stock Option Plan	-	-	-	-	-	10,000,000	10,000,000	-	10,000,000
Securities owned by consulting and other professional firms	-	4,349,327	1,972,313	6,321,640	-		-	1,660,606	7,982,246
Current and former officer and employee securities [4]	-	6,800,000	1,562,500	8,362,500	-	-	-	23,798,235	32,160,735
Securities owned by or owed to shareholders	-	3,892,385	-	3,892,385	-	-	-	-	3,892,385
Totals	93,175,801	66,944,439	3,534,813	163,655,053	70,769,348	14,000,000	84,769,348	54,103,058	302,527,459

1 These columns represent common shares issuable upon the hypothetical conversion of outstanding convertible debt, and the exercise of all outstanding warrants and options.

2 These columns represent contractual requirements to reserve specified or computed numbers of common shares from our authorized capital, in addition to the conversion/exercise amounts referred to in footnote 1.

3 These are common shares that are contractually owing to various individuals or firms.

4 In addition, our Chief Executive Officer and Chief Operating Officer may receive additional common shares sufficient to maintain their common share ownership at 5% and 8%, respectively, of our fully diluted common shares.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at March 31, 2007.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of March 31, 2007:

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years
Convertible notes (principal)	$21,174,091	$21,174,091	$-	$-
Loan payable	493,750	493,750	-	-
Unsecured advances	300,000	300,000	-	-
Nonregistration penalties and other stock-based payables	7,113,382	7,113,382	-	-
Accrued litigation charges	2,012,350	2,012,350	-	-
Other liabilities	2,165,314	1,965,717	199,597	-
Subtotal	33,258,887	33,059,290	199,597	-
Purchase obligations	-	-	-	-
Operating leases	328,168	252,931	75,237	-
Total	$33,587,055	$33,312,221	$274,834	$-

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our 2006 financing agreements, the number of common shares issuable upon the exercise of outstanding warrant agreements, when combined with existing outstanding common shares and shares issuable upon the conversion of applicable notes payable, exceeded our authorized common shares. Therefore, as required by Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), asset or liability classification of the warrants was required (as opposed to permanent equity classification) for the excess warrant shares.  From January to May 2006, only a portion of our warrants were subject to liability classification and their values accordingly marked-to-market, including a related charge of $1,281,278 million to earnings for the three months ended March 31, 2006. In May 2006, we repriced certain of our warrants to $0.78 per share in conjunction with a financing transaction, which in turn triggered contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $0.78 per share. The effect was to increase the number of fully diluted shares of common stock at the time to approximately 129 million, relative to our then-authorized 100 million common shares. Our total warrants then outstanding were approximately 28 million. As required by EITF 00-19, we classified all remaining warrants at that time as a liability, transferring $5,406,284 from additional paid-in capital to fair value liability for warrants on its consolidated balance sheet. This warrant liability, along with the original earlier 2006 warrant liability discussed above, was subsequently marked-to-market, resulting in a $5,102,731 fair value warrant liability at December 31, 2006, and a corresponding credit to earnings for the year ended December 31, 2006 of $7,226,430.

On March 16, 2007, we obtained shareholder approval to increase our authorized common stock to 400 million shares, sufficient to satisfy all of our outstanding warrant obligations. The warrant liability was then marked-to-market, resulting in a charge to earnings of $3.6 million for the three months ended March 31, 2007. The fair value of these warrants at that date was $10,209,324, and this amount was transferred from the fair value liability for warrants to additional paid-in capital on our consolidated balance sheet as required by EITF 00-19, and the related mark-to-market accounting then ceased. However, should we in the future have insufficient common shares to satisfy all of our warrant and convertible debt obligations, we will be subject to noncash mark-to-market income or expense to the extent that the fair value of these warrants changes, which is in turn primarily dependent upon our common stock market price per share.

We are not exposed to significant interest rate or foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, as amended (the “Exchange Act”), as of March 31, 2007, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Accounting Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officers, also conducted an evaluation of our internal control over financial reporting and identified three significant control deficiencies, which in combination resulted in a material weakness.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company's annual or interim financial statements will not be prevented or detected, as of March 31, 2007. The control deficiencies identified by our management and the Certifying Officers, which in combination resulted in a material weakness, were (a)  misstatements in amounts reported for a consolidated subsidiary; (b) insufficient accounting personnel resources; and (c) a lack of independent verification of amounts billed to certain customers.

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers concluded that our disclosure controls and procedures were ineffective as of March 31, 2007.

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

Our management, including the Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of March 31, 2007, and concluded that we had the following control deficiencies as of March 31, 2007, that, when combined, resulted in a material weakness:

a.
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

b.
We do not have sufficient accounting personnel resources at corporate headquarters. Our management with the participation of the Certifying Officers determined that the potential magnitude of a misstatement arising from this deficiency is more than inconsequential to the annual and/or interim financial statements.

c.
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

d.
Section 402 of the Sarbanes-Oxley Act of 2002 prohibits personal loans to or from any of our directors or executive officers. As of March 31, 2007, we have paid outstanding travel and expense advances to our Chief Executive Officer and Chief Operating Officer totaling $137,789, which may be in violation of this prohibition.

Management has concluded that the above deficiencies when combined have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of our interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officers concluded that we did not maintain effective internal control over financial reporting as of March 31, 2007 based on the criteria in the Internal Control - Integrated Framework.

Remediation Steps to Address Control Deficiencies

  We are in the process of addressing the identified material weakness by remediating the control deficiencies in our internal control over financial reporting which comprise this material weakness as follows:

a.
In late 2006, we completed a comprehensive debt, equity, warrant, and option tracking system, which includes identification of all related covenants and requirements including interrelated contractual debt conversion and warrant repricing impacts.

b.
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

c.
We are in the process of designing a revenue assurance process for the billing of our wholesale telecommunications customers to provide independent recalculation and verification of amounts billed. We anticipate implementing this methodology in 2007.

d.
Beginning in the second quarter of 2007, travel advances to directors and executive officers will not be allowed. Any such advances remaining at June 30, 2007 (those advances that may not be supported with related approved employee expense reports) will be required to be repaid.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. See Note K to our consolidated financial statements for a discussion of litigation between Volo (a wholly-owned subsidiary of Caerus) and MCI WorldCom, and between the Company and Cross Country Capital Partners, L.P.

ITEM 1.A RISK FACTORS

See the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 20.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual shareholder meeting held on March 16, 2007, shareholders approved proposals to amend and restate the Company's Articles of Incorporation to increase the Company's authorized common stock to 400 million shares, and to authorize 25 million shares of preferred stock. Shareholders on March 16, 2007 also approved the election of Anthony Cataldo, the Company's Chairman and Chief Executive Officer as a director of VoIP, Inc. along with Gary Post, Stuart Kosh and Nicholas A. Iannuzzi, Jr. Shareholders also approved the Company's 2006 Equity Incentive Plan, and Berkovits, Lago & Company LLP as the Company's independent auditors for the fiscal year ended December 31, 2006. The following table summarizes the number of votes cast, out of a total of 98,609,701 common shares issued and outstanding at that time, for each of these proposals.

	Number of Shares Voted
	For	Against	Abstain
Board of Directors:
Anthony Cataldo	86,662,607	664,006	221,431
Gary Post	82,175,946	5,150,667	221,431
Stuart Kosh	86,314,194	1,012,419	221,431
Nicholas A. Iannuzzi, Jr.	85,924,617	1,401,996	221,431

VoIP, Inc.2006 Equity Incentive Plan	54,477,885	3,094,860	115,161
Authorize 25,000,000 shares of preferred stock	53,060,758	3,510,989	1,115,159
Increase the number of authorized shares of
common stock to 400,000,000	54,144,735	3,386,082	157,089
Approve Berkovits, Lago & Company, LLP as the
Company's independent auditors for 2006	87,166,408	140,608	240,947

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

No.	Description

10.1	Form of Subscription Agreement dated April 6, 2007

10.2	Form of Convertible Note dated April 6, 2007

10.3	Form of Class D Common Stock Purchase Warrant dated April 6, 2007

10.4	Amendment to Employment Agreement Between VoIP, Inc. and Robert Staats, dated May 4, 2007.

10.5	Amendment to Employment Agreement Between VoIP, Inc. and Anthony Cataldo, dated May 4, 2007.

10.6	Third Amendment to Employment Agreement Between VoIP, Inc. and Shawn Lewis, dated May 4, 2007.

10.7	Korompis Consulting Agreement dated April 2, 2007.

10.8	Advisory Services Agreement with Mark L. Baum, dated May 9, 2007.

10.9	Advisory Services Agreement with James B. Panther II, dated May 9, 2007.

31.1	Certification by Chief Executive Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Accounting Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Accounting Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q for the period ended March 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP, INC.

Date: May 15, 2007	/s/ Robert V. Staats
Robert V. Staats Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number

10.1	Form of Subscription Agreement dated April 6, 2007

10.2	Form of Convertible Note dated April 6, 2007

10.3	Form of Class D Common Stock Purchase Warrant dated April 6, 2007

10.4	Amendment to Employment Agreement Between VoIP, Inc. and Robert Staats, dated May 4, 2007.

10.5	Amendment to Employment Agreement Between VoIP, Inc. and Anthony Cataldo, dated May 4, 2007.

10.6	Third Amendment to Employment Agreement Between VoIP, Inc. and Shawn Lewis, dated May 4, 2007.

10.7	Korompis Consulting Agreement dated April 2, 2007.

10.8	Advisory Services Agreement with Mark L. Baum, dated May 9, 2007.

10.9	Advisory Services Agreement with James B. Panther II, dated May 9, 2007.

31.1	Certification by Chief Executive Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Accounting Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Accounting Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.