Form 10-Q
period 2007-06-30
VOIP INC
filed 2007-08-20
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 9, 2007: 10,444,107 (after adjustment for reverse stock split effective August 16, 2007)

VoIP, Inc.

Form 10-Q for the Quarter Ended June 30, 2007

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VoIP, Inc.
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$69,722	$90,172
Accounts receivable	161,201	375,946
Due from related parties	-	31,227
Prepaid expenses and deposits	423,676	373,746
Total current assets	654,599	871,091

Property and equipment, net	5,817,113	6,604,285
Goodwill and other intangible assets	24,686,476	25,992,034
Net assets from discontinued operations	33,908	2,367,007
Other assets	40,104	94,546

TOTAL ASSETS	$31,232,200	$35,928,963

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,190,549	$7,987,316
Accrued expenses	3,477,628	4,534,777
Loans payable	193,750	2,574,835
Convertible notes payable	11,008,656	5,902,217
Fair value liability for warrants	2,007,626	5,102,731
Financing penalties and other stock-based payables	4,068,351	4,748,380
Accrued litigation charges	2,116,900	1,054,130
Notes and advances from investors	500,000	616,667
Note payable - related party	300,000	-
Other current liabilities	133,292	140,425
Total current liabilities	26,996,752	32,661,478

Other liabilities	179,992	222,669

TOTAL LIABILITIES	27,176,744	32,884,147

Shareholders' equity:
Common stock - $0.001 par value; 400,000,000 shares authorized; 9,775,447 and 4,930,485 shares issued and outstanding	9,775	4,930
Preferred stock - $0.001 par value; 25,000,000 shares authorized at June 30, 2007; none issued or outstanding	-	-
Additional paid-in capital	105,481,971	79,036,498
Accumulated deficit	(101,436,290)	(75,996,612)
Total shareholders' equity	4,055,456	3,044,816

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,232,200	$35,928,963

The accompanying notes are an integral part of these consolidated financial statements.

VoIP Inc.
Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006

Revenues	$3,649,515	$4,177,319	$1,851,981	$2,010,391

Cost of sales	4,126,453	5,826,501	1,977,961	2,466,111

Gross profit (loss)	(476,938)	(1,649,182)	(125,980)	(455,720)

Operating expenses:
Compensation and related expenses	3,383,476	6,491,595	1,825,143	3,701,513
Commissions and fees to third parties	365,500	1,336,770	235,000	264,545
Professional, legal and consulting expenses	2,903,939	2,396,315	1,450,931	873,663
Depreciation and amortization	2,131,035	2,592,580	1,065,301	1,271,116
General and administrative expenses	638,840	1,201,123	363,555	211,410
Total operating expenses	9,422,790	14,018,383	4,939,930	6,322,247

Loss from continuing operations before income taxes	(9,899,728)	(15,667,565)	(5,065,910)	(6,777,967)

Other (income) expenses:
Interest expense	5,384,990	3,209,641	2,961,448	1,865,993
Financing penalties and expenses	4,418,549	1,362,621	2,143,653	1,020,012
Change in fair value liability for warrants	2,684,282	(3,372,162)	(866,269)	(4,653,440)
Litigation charges (credits)	(2,467,531)	710,000	(3,511,151)	-
Total other (income) expenses	10,020,290	1,910,100	727,681	(1,767,435)

Loss before income taxes and results of discontinued operations	(19,920,018)	(17,577,665)	(5,793,591)	(5,010,532)

Provision for income taxes	-	-	-	-

Net loss before discontinued operations	(19,920,018)	(17,577,665)	(5,793,591)	(5,010,532)

Loss from discontinued operations, net of income taxes	(5,519,660)	(1,421,068)	(6,155,783)	(181,167)

Net loss	$(25,439,678)	$(18,998,733)	$(11,949,374)	$(5,191,699)

Basic and diluted loss per share:

Loss before discontinued operations	$(3.21)	$(5.10)	$(0.78)	$(1.42)
Loss from discontinued operations, net of income taxes	(0.89)	(0.41)	(0.82)	(0.05)
Net loss per share	$(4.10)	$(5.51)	$(1.60)	$(1.47)

Weighted average number of shares outstanding	6,207,596	3,450,934	7,470,674	3,520,930

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations:
Net loss before discontinued operations	$(19,920,018)	$(17,577,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,131,035	2,592,580
Common shares issued for services	1,991,337	1,942,779
Options and warrants issued for services and compensation	1,583,192	4,392,478
Amortization of debt discounts	4,835,515	2,204,104
Increase (decrease) in fair value liability for warrants	2,684,282	(3,372,162)
Noncash nonregistration penalties	1,407,749	832,018
Noncash litigation gain, net	(2,519,612)	(397,821)
Noncash financing and interest expense	728,723	-
Provision for bad debt	645	27,017
Changes in operating assets and liabilities:
Accounts receivable	214,100	675,889
Due from related parties	31,227	151,214
Inventory	-	541,195
Prepaid expenses and deposits	(49,930)	38,728
Accounts payable and accrued expenses	221,726	(737,584)
Nonregistration penalties and other stock-based payables	2,441,533	-
Accrued litigation charges	(137,600)	-
Other current liabilities	(49,810)	288,859
Net cash used in continuing operating activities	(4,405,906)	(8,398,371)
Discontinued operations:
Loss from discontinued operations	(5,519,659)	(1,421,068)
Provision for discontinued operations	6,187,440	-
Goodwill impairment charge	-	839,101
Net cash provided by (used in) discontinued operating activities	667,781	(581,967)
Net cash used in operating activities	(3,738,125)	(8,980,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing operations:
Purchase of property and equipment and other assets	(33,155)	(132,723)
Net cash used in continuing investing activities	(33,155)	(132,723)
Discontinued operations:
Net assets - DTNet and Phone House	-	524,625
Net cash provided by discontinued investing activities	-	524,625
Net cash provided by (used in) investing activities	(33,155)	391,902

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable and advances	3,294,334	7,220,919
Proceeds from common stock issuances	920,000	2,723,350
Proceeds from warrant repricing	-	770,314
Repayment of amounts due to related parties	-	(1,269,228)
Repayment of notes payable and advances	(463,504)	(1,280,661)
Net cash provided by financing activities	3,750,830	8,164,694

Net decrease in cash	(20,450)	(423,742)
Cash and cash equivalents at beginning of period	90,172	3,228,745
Cash and cash equivalents at end of period	$69,722	$2,805,003

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

VoIP, Inc. (the "Company") was incorporated on August 3, 1998 under its original name of Millennia Tea Masters under the laws of the State of Texas. In February 2004, the Company exchanged 625,000 shares for the common stock of two start-up telecommunication businesses, eGlobalphone, Inc. and VoIP Solutions, Inc. The Company changed its name to VoIP, Inc. in April 2004 and acquired VCG Technologies, Inc. d/b/a DTNet Technologies (“DTNet Technologies”), a hardware supplier, and VoIP Americas, Inc. (“VoIP Americas”), in June and September, respectively, of 2004. The Company decided to exit its former tea business in December 2004 and focus its efforts and resources in the Voice over Internet Protocol (“VoIP”) telecommunications industry. In May 2005 the Company acquired Caerus, Inc. (“Caerus”), a VoIP carrier and service provider. In October 2005 the Company purchased substantially all of the VoIP assets of WQN Inc., a Delaware corporation (“WQN Delaware”). In April 2006 the Company sold DTNet Technologies to a former officer of the Company. In October 2006 the Company terminated its Marketing and Distribution Agreement with Phone House, Inc., a wholesale prepaid telephone calling card business acquired in its WQN Delaware acquisition. Effective June 27, 2007, having decided that this business was not in line with its present business strategy, the Company sold substantially all of the tangible operating assets utilized by its Dallas, Texas, subsidiary, VoIP Solutions, Inc., to WQN, Inc., a Texas corporation.

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

The Company owns its network and its technology and offers the ability to provide complete product and service solutions, including wholesale carrier services for call routing and termination. The Company is a certified Competitive Local Exchange Carrier (“CLEC”) and Interexchange Carrier (“IXC”). The Company offers a portfolio of advanced telecommunications technologies, enhanced service solutions and broadband products. Current and targeted customers include regional bell operating companies (“RBOCs”), CLECs, IXCs, wireless carriers, resellers, Internet service providers, cable multiple system operators and other providers of telephony services.

The Company's operations formerly consisted of three segments: Telecommunication Services, Hardware Sales and Calling Card Sales. However, with the Company's sale of DTNet Technologies, the termination of its Marketing and Distribution Agreement with Phone House, Inc., and the sale of its Dallas tangible assets, all referred to above, these former segments are being accounted for as discontinued operations as discussed more fully in Note L, and prior period financial statements have been appropriately reclassified. Also as a result of these discontinued operations, the Company's operations currently consist of one segment, Telecommunication Services. Therefore, separate segmented financial results are not presented.

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006. The accompanying consolidated financial statements for the three and six months ended June 30, 2007 and 2006 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in the Company's annual report on Form 10-K for the year ended December 31, 2006. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Reverse Stock Split

On August 13, 2007 the Company’s shareholders approved a 1-for-20 reverse split of its common stock, which became effective on August 16, 2007. As such, each shareholder received one share of the Company’s common stock for every twenty shares held just prior to the effective date. Fractional shares resulting from the reverse split were rounded up to the nearest whole share. Following the effective date of the reverse split, the par value of the common stock remained at $0.001 per share. As required by Financial Accounting Standard No. 128, all share and per-share information in these consolidated financial statements have been appropriately restated. In addition, the common stock in the Company’s consolidated balance sheets was reduced by a factor of twenty, with corresponding increases in additional paid-in capital.

Accounting for Warrants

Due to the Company's 2006 financing agreements, the number of common shares issuable upon the exercise of outstanding warrant agreements, when combined with existing outstanding common shares, options, and shares issuable upon the conversion of applicable notes payable (“diluted shares”), exceeded the Company's then-authorized common shares. Therefore, as required by Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), asset or liability classification of the warrants was required (as opposed to permanent equity classification) for the excess warrant shares.  From January to May 2006, only a portion of the Company's warrants were subject to liability classification and their values accordingly marked-to-market, including a related charge of $1,281,278 to earnings for the three months ended March 31, 2006. In May 2006, the Company repriced certain of its warrants to $15.60 per share ($0.78 per share pre-split) in conjunction with a financing transaction, which in turn triggered contractual “favored nations” price ratchets on a number of its existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $15.60 per share ($0.78 per share pre-split). The effect was to increase the number of fully diluted shares of common stock at the time to approximately 6.5 million (129 million pre-split), relative to the Company's then-authorized 100 million common shares. The Company's total warrants then outstanding were approximately 1.4 million (28 million pre-split). As required by EITF 00-19, the Company classified all remaining warrants at that time as a liability, transferring $5,406,284 from additional paid-in capital to fair value liability for warrants on its consolidated balance sheet. This warrant liability, along with the original earlier 2006 warrant liability discussed above, was subsequently marked-to-market, resulting in a $5,102,731 fair value warrant liability at December 31, 2006, and a credit to earnings for the six months ended June 30, 2006 of $3,372,162.

On March 16, 2007, the Company obtained shareholder approval to increase its authorized common stock to 400 million shares, sufficient to satisfy all of its outstanding warrant obligations. The warrant liability was then marked-to-market, resulting in a charge to earnings of $3,550,551 for the three months ended March 31, 2007. The fair value of these warrants at that date was $10,209,324, and this amount was transferred from the fair value liability for warrants to additional paid-in capital on the Company's consolidated balance sheet as required by EITF 00-19, and the related mark-to-market accounting was suspended.

Due to the June 14, 2007 financing agreements referred to in Note G which in turn triggered favored nations price ratchets to $1.60 per share ($0.08 per share pre-split) by June 25, 2007, the Company’s diluted shares (pre-split) exceeded its authorized 400 million common shares. Therefore, asset or liability classification of (and related mark-to-market accounting for) the warrants was again required for the excess warrant shares. Between June 14, 2007 and June 25, 2007, the fair value of the Company’s warrants, totaling $2,807,757, was transferred from additional paid-in capital to fair value liability for warrants on the Company’s consolidated balance sheet. At June 30, 2007 these warrants were marked-to-market, resulting in a $2,007,626 fair value warrant liability at June 30, 2007, and an $866,269 credit to earnings and a $2,684,282 charge to earnings for the three and six months ended June 30, 2007, respectively. The fair value of the Company’s warrants is a function of the market value of its underlying common stock.

As described in the fourth preceding paragraph above, on August 16, 2007, the Company effected a 1-for-20 reverse split of its common stock, which was sufficient to satisfy all of its warrant obligations, and the related mark-to-market accounting then ceased. However, should the Company in the future have insufficient common shares to satisfy all of its warrant and convertible debt obligations, it will be subject to noncash mark-to-market income or expense to the extent that the fair value of these warrants changes, which is in turn primarily dependent upon the Company's common stock market price per share.

NOTE C - LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

This Note C should be reviewed in conjunction with Notes F, G, H, J, K and Q to the Company's consolidated financial statements.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations since inception of its current business in 2004, has been dependent on issuances of debt and equity instruments to fund its operations and capital expenditures, and is in violation of most of its financing covenants. The Company's independent auditors have added an explanatory paragraph to their opinion on the Company's consolidated financial statements for the year ended December 31, 2006, based on substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2007, the Company's contractual obligations for debt, leases and capital expenditures totaled $25,326,632.  See Note G for a description of the Company's convertible notes issued in July and October 2005 (“2005 Notes”), January and February 2006 (“Early 2006 Notes”), October 2006 (“Late 2006 Notes”), February 2007 (“February 2007 Notes”), April 2007 (“April 2007 Notes”), and June 2007 (“June 2007 Notes”). As explained below and in Note G, the subscription agreements for many of these notes contain provisions that could impact the Company's future capital raising efforts and its capital structure:

•
The Company is required to file registration statements to register amounts ranging up to 200% of the shares issuable upon conversion of these notes, and all of the shares issuable upon exercise of the warrants issued in connection with these notes. Certain registration statements were filed, but have since become either ineffective or withdrawn. Until sufficient registration statements are declared effective by the Securities and Exchange Commission (the “SEC”), the Company is liable for liquidated damages totaling $2,507,813 through June 30, 2007, and will continue to incur additional liquidated damages of $209,935 per month until the required shares and warrants are registered.

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

•
Since October 2005, the Company has been in violation of certain requirements of the 2005 Notes, the Early 2006 Notes, the Late 2006 Notes, and all of the 2007 Notes. While the investors have not declared these notes currently in default, the full amount of the notes at June 30, 2007 has been classified as current.

In connection with a private placement memorandum dated May 20, 2005, the Company issued 112,125 shares of its common stock for $16.00 per share, and warrants to purchase 110,388 common shares at prices from $32.00 to $44.60 per share. As required by the subscription agreements, a portion of the shares was registered with the SEC in October 2005, but that registration became ineffective in July 2006. Non-registration liquidated damages accrued until September 2006, when all related shares and warrants became substantially tradable under Rule 144 and, in accordance with the terms of the subscription agreements, accrual of liquidated damages ceased. Based on subsequent agreements with the investors, during the three months ended June 30, 2007, the Company issued 74,470 of its common shares, warrants to purchase 16,670 of its common shares at $3.60 per share, and repriced 96,325 of the above-referenced originally issued warrants to $3.60 per share, in substantial settlement of the related liquidated damages owed. At June 30, 2007 and December 31, 2006, the fair value of the outstanding warrants was $22,599 and $58,510, respectively, which were recorded as liabilities on the Company's consolidated balance sheet.

In connection with a subscription agreement dated August 26, 2005 and amended on November 16, 2005, the Company issued 68,750 shares of its common stock for $16.00 per share, and warrants to purchase 111,250 common shares at prices ranging from $27.40 to $32.00 per share. The investor also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the per share purchase price or warrant exercise prices, the investor's effective per share purchase price and warrant exercise price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described in Note G, coupled with the settlement agreement noted below, the subscription agreement's per share purchase price and the warrants' exercise prices were reduced to $3.60 per share. At June 30, 2007 and December 31, 2006, the fair value of these outstanding warrants was $66,750 and $400,500, respectively, which were recorded as liabilities on the Company's consolidated balance sheet. The Company also agreed to register a total of 292,500 common shares and warrants related to this agreement by January 17, 2006. Since a related registration statement was not declared effective by the SEC, the Company was contractually liable for liquidated damages. On May 25, 2007, the parties entered into a settlement agreement whereby on June 18, 2007 the Company issued to the investor 625,000 shares of its common stock.

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

The Company's authorized common stock consisted of 400,000,000 common shares at June 30, 2007, of which 9,775,447 common shares were then issued and outstanding, and approximately 20 million additional shares were contingently issuable upon the exercise of stock options and warrants, and conversion of convertible securities. An additional 9 million common shares were required to be reserved under our various existing financing agreements. As of June 30, 2007 the Company was also contractually obligated to register approximately 18 million shares, warrants and options. There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, in which case the Company would continue to be unable to satisfy its contractual obligations to register shares of its common stock.

NOTE D - PROPERTY AND EQUIPMENT, NET

At June 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	June 30,	December 31,
	2007	2006

Equipment	$8,408,583	$8,370,279
Furniture & Fixtures	85,397	85,397
Software	666,842	666,842
Vehicles	15,269	15,269
Leasehold improvements	95,415	95,414
Total	9,271,506	9,233,201
Less accumulated depreciation	(3,454,393)	(2,628,916)
Total	$5,817,113	$6,604,285

Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $825,477 and $947,945, respectively.

The amount of equipment held under capital leases, included above and net of accumulated amortization, was $194,377 and $224,959 at June 30, 2007 and December 31, 2006, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's balance sheet at June 30, 2007 includes approximately $16.8 million in goodwill and approximately $7.9 million in other intangible assets, recorded primarily in connection with its acquisition in May 2005 of Caerus and its subsidiaries.

In accordance with SFAS 142, management tests the carrying value of its goodwill and other intangible assets for impairment at least annually by comparing the fair values of these assets to their carrying values. During the year ended December 31, 2005 the Company recorded an impairment charge to its operating results of approximately $4.2 million relating to goodwill previously recorded for an acquisition. During the three months ended March 31, 2006, the Company recorded an impairment charge of $839,101 as a result of selling the Company's interest in its subsidiary, DTNet Technologies in April 2006. During the three months ended June 30, 2007, the Company also wrote off $6,448,838 of goodwill and other intangible assets related to the sale of operating assets utilized by its Dallas, Texas, subsidiary. All of these asset impairment charges and write-offs are now classified with results of discontinued operations. The Company may be required to record additional intangible asset impairment charges in the future, which could materially adversely affect its financial condition and results of operations. If the traded market price of the Company's common stock declines further, a material goodwill impairment charge in the future is possible.

As of June 30, 2007 and December 31, 2006, goodwill and other intangible assets consisted of the following:

		June 30,	December 31,
		2007	2006

Goodwill		$16,826,301	$16,826,301

Other intangible assets:
	Useful Life (Years)
Technology	4.0	$6,000,000	$6,000,000
Customer relationships	5.0 - 6.0	5,800,000	5,800,000
Trade names	9.0	1,300,000	1,300,000
Non-compete agreement	1.0	500,000	500,000
Other intangible assets	Indefinite	200,000	200,000
Subtotal		13,800,000	13,800,000
Accumulated amortization		(5,939,825)	(4,634,267)
Other intangible assets, net		7,860,175	9,165,733

Total goodwill and other intangible assets		$24,686,476	$25,992,034

Amortization expense for the six months ended June 30, 2007 and 2006 amounted to $1,305,558 and $1,644,635, respectively.

NOTE F - LOANS PAYABLE

At June 30, 2007 and December 31, 2006, loans payable consisted of the following:

	June 30,	December 31,
	2007	2006

Note payable to a lending institution	$-	$2,381,085
Other notes payable	193,750	193,750

Total loans payable	$193,750	$2,574,835

The Company as of December 31, 2006 owed $2.4 million to Cedar Boulevard Lease Funding LLC (“Cedar”) pursuant to a subordinated loan and security agreement (the “Loan Agreement”). Under the Loan Agreement, Cedar was granted a perfected, first-priority security interest in all of the Company's assets. This loan bears interest at 17.5%, and the remaining balance was due in May 2007.

On February 1, 2007 Cedar assigned its rights under the Loan Agreement, including the note payable (the “Note”) with a principal balance at the time of $1,917,581, and the related security interest, to a group of institutional investors (the “Investors”). In conjunction with this assignment, the Company paid a fee of $200,000 to Cedar. Also following the assignment, the Note's terms were amended to allow conversion of any unpaid principal balance into the Company's restricted common stock at $5.20 per share. The Note was also amended to include “favored nations” rights such that for future securities offerings by the Company at a price per share less than this $5.20 per share, the Note's conversion rate would be adjusted to the lower offering price. In conjunction with the Company's financing discussed in Note G, on June 25, 2007 the Note's common stock conversion rate was reduced to $1.60 per share.  Interest expensed and paid under this debt facility during the six months ended June 30, 2007 and 2006 was $11,575, and $258,954, respectively.

Due to the Note's amendment discussed in the preceding paragraph allowing its conversion into the Company's common stock, the balance owing at June 30, 2007 has been reclassified from loans payable to convertible notes payable on the Company's consolidated balance sheet at June 30, 2007 (see Note G). The Company was in violation of certain requirements of this Loan Agreement at June 30, 2007. However, the Investors have currently not declared this loan in default. As a result, the full amount of the loan at June 30, 2007 has been classified as current.

The other notes payable at June 30, 2007 and December 31, 2006 were previously classified as common stock and additional paid-in capital, because related notes payable were converted to common stock in 2005. According to the terms of a November 2006 settlement agreement between the Company and the convertible note holders, the note holders returned the common stock to the Company, and the convertible debt was reclassified to loans payable.

NOTE G - CONVERTIBLE NOTES AND WARRANTS PAYABLE

At June 30, 2007 and December 31, 2006, convertible notes payable and the fair value liability for related warrants consisted of the following:

	Convertible Notes Payable		Fair Value Liability for Warrants (9)
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006

Payable to accredited investors:
July & October 2005 (1)	$488,543	$488,543	$73,552	$441,313
January & February 2006 (2)	7,514,324	8,353,102	181,482	980,409
October 2006 (3)	2,905,875	2,905,875	415,125	1,971,844
"Cedar" notes (4)	997,680	-	-	-
February 2007 (5)	3,808,990	-	769,493	-
April 2007 (6)	412,500	-	91,667	-
June 2007 (7)	275,000	-	-	-

May 2005 private placement (8)	-	-	22,599	58,510
August 2005 subscription agreement (8)	-	-	66,750	400,500
Other - see Note N	-	-	386,958	1,250,155
Subtotal	16,402,912	11,747,520	2,007,626	5,102,731

Less discounts	(5,394,256)	(5,845,303)	-	-

Total	$11,008,656	$5,902,217	$2,007,626	$5,102,731

(1)
In July and October 2005 the Company issued and sold $3,085,832 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of the Company's common stock, at an original conversion rate of $16.00 per share. These investors also received five-year warrants to purchase 48,216 shares of the Company's common stock for $27.52 per share, five-year warrants to purchase 48,216 shares of the Company's common stock for $33.01 per share, and one-year warrants to purchase 96,432 shares of the Company's common stock for $32.00 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on the Company's assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $488,543 at June 30, 2007 and December 31, 2006. Half of these notes became payable beginning in October 2005 and the other half beginning in January 2006 (three months following their respective issuances) over two years in cash or, at the option of the Company, in registered common stock at the lesser of $16.00 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”). As a result of the June 2007 financing agreements described below and the favored nations provision discussed above, the notes' conversion rate and the exercise price of outstanding warrants were effectively reduced to $1.60 per share, retroactive to the original note principal balances. At June 30, 2007 and December 31, 2006, the fair value of these outstanding warrants was $73,552 and $441,313, respectively, which were recorded as liabilities on the Company's consolidated balance sheet. At June 30, 2007, the Company had not made scheduled principal payments of $414,633 on these notes. Beginning October 2005, the Company was in violation of the registration requirements contained in the October 2005 subscription agreements, and beginning July 2006 the Company was in violation of the registration requirements contained in the July 2005 subscription agreements. As a result, the Company owed related liquidated damages of $583,999 at June 30, 2007. July 2005 conversion shares became 144(k) eligible on July 5, 2007, so the Company discontinued accrual of associated liquidated damages on that date. The October 2005 convertible notes will continue to incur additional damages of $18,498 per month until a registration statement related to the shares and warrants is declared effective by the SEC or until the shares and warrants become 144(k) eligible. While the investors have not declared the notes currently in default, the full amount of the notes at June 30, 2007 has been classified as current.

(2)
In January and February 2006, the Company issued and sold $11,959,666 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of the Company's common stock at an original conversion rate of $26.36 per share. These investors also received five-year warrants to purchase 226,853 shares of the Company's common stock for $29.18 per share, and one-year warrants to purchase 226,853 shares of the Company's common stock for $31.83 per share. The investors also received “favored nations” rights. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on the Company's assets. The principal balance of the notes was $7,514,324 and $8,353,102 at June 30, 2007 and December 31, 2006, respectively, and all the notes bear interest at an effective rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $26.36 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $20.00 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $20.00 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $16.00 per share. As a result of the favored nations provision discussed above and the June 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances), and the exercise price of outstanding warrants were reduced to $1.60 per share. At June 30, 2007 and December 31, 2006, the fair value of these outstanding warrants was $181,482 and $980,409, respectively, which were recorded as liabilities on the Company's consolidated balance sheet. At June 30, 2007, the Company had not made scheduled principal payments of $2,553,652 on these notes. Beginning April 2006, the Company was in violation of the registration requirements of the secured notes, and beginning May 2006, the Company was in violation of the registration requirements of the unsecured notes. In May 2006, the Company issued an aggregate of 8,318 shares to the secured investors in satisfaction of then-existing secured non-registration liquidated damages. The Company owed additional liquidated damages of $1,462,236 at June 30, 2007, and will incur additional damages of $129,014 per month until a registration statement related to the shares and warrants is declared effective by the SEC or until the shares and warrants become 144(k) eligible. While the investors have not declared the notes currently in default, the full amount of the notes at June 30, 2007 has been classified as current.

(3)
On October 17, 2006, the Company issued and sold $2,905,875 in secured convertible notes to twelve institutional investors, for a net purchase price of $2,324,700 (after a 20% original issue discount) in a private placement. Proceeds of approximately $1,436,900 (before closing costs of $308,748) were paid in cash to the Company at closing, and $887,800 of the proceeds were used to repay three outstanding promissory notes held by three of the investors in the private placement. The investors also received five-year warrants to purchase a total of 518,906 shares of the Company's common stock at an exercise price of $8.14 per share. The principal balance of the notes was $2,905,875 at June 30, 2007 and December 31, 2006. These convertible notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at an original conversion rate of $5.60 per share. The investors also received “favored nations” rights which, when coupled with the June 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances), and the exercise price of outstanding warrants were reduced to $1.60 per share. At June 30, 2007 and December 31, 2006, the fair value of these outstanding warrants was $415,125 and $1,971,844, respectively, which were recorded liabilities on the Company's consolidated balance sheet. Pursuant to the subscription agreement, the Company was to obtain shareholder approval to increase its authorized shares of common stock to 400,000,000 shares and file an amendment to its articles of incorporation by December 20, 2006. (Such approval was actually obtained on March 16, 2007.) Failing this, the holders of the convertible notes are entitled to liquidated damages that accrued at the rate of two percent of the amount of the purchase price of the outstanding convertible notes per month during such default. The Company has also agreed to file registration statements covering the resale of 130% of the shares of common stock that may be issuable upon conversion of the convertible notes, and 100% of the shares of common stock issuable upon the exercise of the warrants. The first such registration statement was to be filed on or before January 2, 2007 and declared effective by March 31, 2007, which has not yet taken place. Because of the Company's violations of these authorized share and registration requirements, the Company owed related liquidated damages of $346,768 at June 30, 2007, and will incur additional damages of $58,925 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at June 30, 2007 has been classified as current.

(4)	See Note F for a discussion of the Cedar note and related loan agreement.

(5)
On February 16, 2007, VoIP, Inc. (the “Company”) issued and sold $3,462,719 in secured convertible notes (the “Convertible Notes”) to a group of institutional investors, for a net purchase price of $2,770,175 (after a 20% original issue discount) in a private placement. $900,000 of the proceeds (before closing costs of $67,512) were paid in cash to the Company at closing, and $1,870,175 of the proceeds were used to repay fourteen outstanding promissory notes (including related accrued interest and a 10% premium on the promissory notes' total principal of $1,666,667) held by five of the investors in the private placement. The investors also received five-year warrants to purchase a total of 961,866 shares of the Company's common stock at an effective exercise price of $3.60 per share. The Convertible Notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on February 16, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at the conversion rate of $3.60 per share. The investors also received “favored nations” rights which, when coupled with the June 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances), and the exercise price of outstanding warrants were reduced to $1.60 per share. At June 30, 2007, the fair value of these outstanding warrants of $769,493 was recorded as a liability on the Company's consolidated balance sheet. Pursuant to the related subscription agreement, two of the investors received due diligence fees totaling $346,271, in the form of convertible notes having the same terms and conversion features as the Convertible Notes. Also pursuant to the subscription agreement, the Company issued a total of 200,000 common shares in April 2007 to the former holders of the above-referenced promissory notes, in lieu of and in payment for accrued damages associated with these promissory notes. Also pursuant to the Subscription Agreement, the Company was to obtain the authorization and reservation of its common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the Convertible Notes and Due Diligence Notes, and 100% of the common shares issuable upon the exercise of the warrants by April 15, 2007. Failing this authorization and reservation, the holders of the Convertible Notes and Due Diligence Notes are entitled to liquidated damages at the rate of two percent of the amount of the purchase price of the outstanding Convertible Notes and Due Diligence Notes for each thirty days or pro rata portion thereof during such default. While the investors have not declared the notes currently in default, the full amount of the notes at June 30, 2007 has been classified as current. Because of the Company’s violation of the authorized share and reservation requirements, the Company owed related liquidated damages of $192,989 at June 30, 2007, and incurred additional damages of $77,238 per month until August 16, 2007, when it obtained sufficient authorization and reservation of its common stock as the result of its 1-for-20 reverse stock split.

(6)
On April 6, 2007, VoIP, Inc. (the “Company”) issued and sold $375,000 in secured convertible notes (the “Convertible Notes”) to two institutional investors, for a net purchase price of $300,000 (after a 20% original issue discount) in a private placement. The investors also received five-year warrants to purchase a total of 104,167 shares of the Company's common stock at an exercise price of $3.60 per share (the “Class D Warrants”). The convertible note shares and underlying warrant shares are not registered. The Company received an unsecured advance of $300,000 on February 23, 2007 from these investors, and these funds were credited to the purchase price of the Convertible Notes. The Convertible Notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on February 23, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at the conversion rate of $3.60 per share, subject to adjustment as provided in the notes. The investors also received “favored nations” rights which, when coupled with the June 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were reduced to $1.60 per share. At June 30, 2007, the fair value of these outstanding warrants of $91,667 was recorded as a liability on the Company's consolidated balance sheet. Pursuant to the related subscription agreement, one of the investors received a due diligence fee of $37,500 in the form of a convertible note having the same terms and conversion features as the Convertible Notes. Also pursuant to the subscription agreement, the Company must reserve its common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the Convertible Notes and 100% of the common shares issuable upon the exercise of the Class D Warrants by April 15, 2007. Failing this, the holders of the Convertible Notes will be entitled to liquidated damages that will accrue at the rate of two percent of the amount of the purchase price of the outstanding Convertible Notes for each thirty days or pro rata portion thereof during such default. While the investors have not declared the notes currently in default, the full amount of the notes at June 30, 2007 has been classified as current. Because of the Company’s violation of the authorized share and reservation requirements, the Company owed related liquidated damages of $20,900 at June 30, 2007, and it incurred additional damages of $8,365 per month until August 16, 2007, when it obtained sufficient authorization and reservation of its common stock as the result of its 1-for-20 reverse stock split.

(7)
Between June 14, 2007 and June 19, 2007, the Company issued and sold convertible promissory notes to four institutional investors in private placements, for a net purchase price of $275,000. These convertible notes are not interest bearing, and were due on June 25, 2007. These notes are repayable at the investors' election in cash for $366,667, reflecting a 33% premium (the “Premium”). The investors may also at their election convert all or part of these notes into shares of the Company's common stock at the conversion rate of $2.40 per share. Per the terms of these notes, since the Company did not repay the notes on June 25, 2007, the above common stock conversion rate was adjusted to $1.60 per share. If the investors elect to convert these notes at $1.60 per share, they have agreed to waive the Premium. The investors also received “favored nations” rights.

(8)	See Note C for a discussion of the May 2005 private placement and the August 2005 subscription agreement.

(9)	See Note B for a discussion of the accounting for the fair value liability for warrants.

No interest was paid on any of the convertible notes described above during the six months ended June 30, 2007 and 2006.

NOTE H - FINANCING PENALTIES AND OTHER STOCK-BASED PAYABLES

At June 30, 2007 and December 31, 2006, financing penalties and other stock-based payables consisted of the following:

	June 30,	December 31,
	2007	2006
Nonregistration penalties payable:
In cash	$2,675,352	$1,658,858
In common stock and warrants	114,811	1,342,299
Loan default penalties payable (see Note K)	825,040	-
Common stock payable to officer	223,911	732,678
Common stock payable to directors	27,300	210,000
Common stock payable to investors	153,937	365,345
Common stock payable for other services rendered	48,000	439,200

Total	$4,068,351	$4,748,380

As discussed in Note G, the Company is in violation of the registration requirements of a number of its existing financing agreements. As such, liquidated damages payable in a combination of stock and cash amounted to $2,790,163 and $3,001,157 as of June 30, 2007 and December 31, 2006, respectively.

As discussed in Note M, the Company's Chief Operating Officer exercised options to purchase 150,000 shares of common stock. Since the Company had insufficient authorized common shares at December 31, 2006, only 48,239 shares were issued in 2006, and the balance of 101,761 shares (originally valued at $732,678) were issued on April 2, 2007 following the Company's March 16, 2007 shareholder approval of sufficient increased authorized common shares.

NOTE I - LITIGATION

MCI

Beginning April 8, 2005, the Company's subsidiary, Volo Communications, Inc. (“Volo”) was involved in litigation as both plaintiff and counterclaim-defendant with MCI WorldCom Network Services, Inc. d/b/a UUNET (now Verizon Business Network Services, Inc.) ("MCI WorldCom"). Volo alleged that MCI WorldCom engaged in a pattern and practice of over-billing Volo for the telecommunications services it provided pursuant to the parties' Services Agreement, and that MCI WorldCom refused to negotiate such overcharges in good faith. MCI WorldCom counterclaimed that Volo owed a past due amount of $8,365,980, and further asserted third party claims against Volo's parent corporation, Caerus, Inc. (“Caerus”). Caerus, in turn, asserted counterclaims against MCI WorldCom. Extensive discovery has since taken place.

The parties to the litigation engaged in settlement discussions in February and March 2007, which ultimately led to a confidential settlement agreement (the “Settlement Agreement”) executed by the parties and VoIP on May 17, 2007. The terms of the Settlement Agreement include the following provisions:

1.	Beginning May 2007, Volo and Caerus will pay a total of $2.2 million (the “Payments”) to MCI WorldCom in monthly installments through November, 2009;
2.	The Company issued a guarantee of Payments under the Settlement Agreement, secured by all of the Company’s assets;
3.
The Company effectively transferred its 60,000 shares of common stock, par value $0.001, that were held in escrow pursuant to the merger of Caerus and the Company in 2005, into a new escrow account as security for the Payments; and

4.
Volo and Caerus are contingently liable to MCI WorldCom for $8.0 million (less amounts paid by the Company under #1 above), in the event of their default under the Settlement Agreement that is not cured pursuant to its terms.

In conjunction with the Settlement Agreement, the Company recognized a related gain of approximately $4.0 million in the second quarter of 2007, representing the excess of the liability previously accrued on the Company's consolidated balance sheet over the expected cash payments in #1 above. As of June 30, 2007, $2,035,000 was owed under #1 above, and is included in accrued litigation charges on the Company’s consolidated balance sheet.

On August 8 and August 9, 2007, the Company received separate default notices from Verizon Business Network Services, Inc., notifying the Company of its failure to make payments totaling $130,000 pursuant to the Settlement Agreement. The Company subsequently made these payments, a portion of which payments was made outside of the contractual cure period. MCI WorldCom may seek to exercise default remedies provided by the Settlement Agreement, which may include seeking to enforce and collect the $8 million contingent liability referred to in item #4 above, less $295,000 paid by the Company to date under the Settlement Agreement; seeking to foreclose and sell the escrowed common stock referred to in #3 above; and initiating related foreclosure proceedings based on MCI’s security interest in all of the Company’s assets. Such actions if pursued by MCI and permitted by the Agreement would have a material and negative impact on the Company’s financial condition, and could impair its ability to continue its business.

Cross Country Capital Partners, L.P.

On September 25, 2006, Cross Country Capital Partners, L.P. (“Cross Country”) filed suit against the Company, asserting a claim for breach of contract in connection with a securities purchase agreement entered into with the Company. Pursuant to a settlement agreement dated May 23, 2007 (the “Settlement Agreement”), the Company on June 18, 2007 issued to Cross Country 625,000 unrestricted shares of its common stock, par value $0.001 (the “Settlement Shares”), issued pursuant to Section 3(a)(10) of the Act. With respect to 50% of the Settlement Shares, during any 90 day period Cross Country may only sell an amount of these shares in an aggregate amount up to 1% of the Company's outstanding common stock. The remaining Settlement Shares may be disposed of by Cross Country at such time or times thereafter, as it deems appropriate. The Company had previously issued to Cross Country warrants to purchase 111,250 of the Company's common shares at prices originally ranging from $27.40 to $32.00 per share, which were subsequently repriced to $3.60 per share as a result of a “favored nations” pricing provision. The Settlement Agreement affirmed the $3.60 exercise price.

In conjunction with the Settlement Agreement, the Company recognized a related expense of $1,273,870 in the six months ended June 30, 2007, representing the shortfall in the liability previously accrued on the Company's consolidated balance sheet compared to the value of the stock issuance above.

Other

The Company and Mr. Ivester, a shareholder and former Chief Executive Officer of the Company, entered into a 3-year consulting agreement on October 18, 2005, which the Company terminated in October 2006. Pursuant to the consulting agreement, Mr. Ivester provided general business strategy, financing and product development advice. Mr. Ivester received $200,000 per year for his services under the consulting agreement, as well as a $2,500 per month vehicle allowance. The Company also owed Mr. Ivester $305,212 as of December 31, 2006 under a demand note payable bearing interest at 3.75%. On March 16, 2007, the Company agreed to settle all of Mr. Ivester's claims under his consulting agreement and his demand note payable, in return for cash payments totaling $75,000, and a combination of cash and common shares totaling a minimum value of $125,000. In conjunction with this settlement agreement, the Company recognized a related expense of $90,509 in the six months ended June 30, 2007, representing the shortfall in the liability previously accrued on the Company's consolidated balance sheet compared to the value of the settlement. As of June 30, 2007, $62,500 remained to be paid under this settlement, which was paid in July 2007.

In March 2007, the Company settled claims against it brought by a former employee and two investors, requiring cash payments totaling $132,000, and the issuance of 23,750 shares of the Company's common stock. As of June 30, 2007, $14,400 in cash remained to be paid under the settlement, which was paid in July 2007.

In June 2007, the Company settled claims against it brought by an investor, requiring the issuance of approximately 150,000 unrestricted shares issued pursuant to Section 3(a)(10) of the Act, the specific amount being subject to a minimum value of $150,000 as determined by the future market price of the Company’s common stock, as defined.

In February 2006, the Company settled claims against it pertaining to the exchange of its common shares for Caerus shares pursuant to the Caerus merger agreement dated May 31, 2005. The settlement required a cash payment of $710,000, which was recognized as a litigation charge during the six months ended June 30, 2006.

The Company is currently a defendant in other lawsuits and disputes arising in the ordinary course of business.  The Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not exceed the amounts accrued in its consolidated financial statements, which may in turn materially adversely affect the Company's financial position or results of operations.

NOTE J - NOTES AND ADVANCES FROM INVESTORS

Notes and advances from investors represent funds loaned to or deposited with the Company in anticipation of the issuance of future notes payable. The $500,000 at June 30, 2007 represents funds advanced to the Company from April through June 2007, largely in anticipation of the issuance of convertible notes payable, which were issued in July 2007 (see Note Q). The $616,667 at December 31, 2006 represents funds advanced to the Company in November and December 2006, in anticipation of the issuance of convertible notes payable, which were issued in February 2007 (see Note G).

These notes and advances were unsecured. The $500,000 advance at June 30, 2007 was not interest bearing, and the $616,667 notes at December 31, 2006 bore interest at 18%.

NOTE K - RELATED PARTY TRANSACTIONS

As of June 30, 2007 and December 31, 2006, the amount due from related parties of $0 and $31,227, respectively, consisted of advances to Shawn M. Lewis, the Company's Chief Operating Officer.

On March 29, 2007, the Company issued an unsecured promissory note in the principal amount of $300,000 (the “Note”) to Shawn M. Lewis, the Company's Chief Operating Officer. The Note and related accrued interest at 10% per annum was payable upon demand. The cash proceeds to the Company were $252,000 net of related closing costs and expense reimbursements of $48,000, $30,000 of which was paid to Mr. Lewis. On May 29, 2007, Mr. Lewis issued the Company a formal demand for payment, and on June 8, 2007 declared the Company in default. Under the terms of the note, in addition to the principal balance of $300,000 plus accrued interest, the Company was obligated to pay $750,000 as liquidated damages, of which $24,960 was paid by June 30, 2007. On June 14, 2007, Mr. Lewis waived this default in return for, among other things, a waiver fee of $100,000 payable by June 21, 2007, and full payment of the Note and accrued interest by June 29, 2007. The Note and $100,000 waiver fee not having been paid, the Note automatically became in default. To partially address this, on August 8, 2007 the Company assumed Mr. Lewis’s personal obligations under a $300,000 note payable to Black Forest International, LLC (a Delaware limited liability company), due on September 30, 2007 and bearing interest at 12% retroactive to March 29, 2007. Full default settlement negotiations with Mr. Lewis are currently underway.

NOTE L - DISCONTINUED OPERATIONS

On April 19, 2006, the Company sold its wholly-owned subsidiary, DTNet Technologies, to the Company's former Chief Operating Officer (the “Purchaser”) pursuant to a stock purchase agreement. The consideration for the sale consisted primarily of (1) the return for cancellation of warrants to purchase 10,000 shares of the Company's common stock held by the Purchaser; and (2) the return for cancellation of 10,000 shares of the Company's common stock held by the Purchaser. Because DTNet Technologies' operations were the primary component of the Company's former hardware sales business segment, the Company recorded an impairment charge of $839,101 in its statement of operations for the three months ended March 31, 2006. The remaining $198,000 of goodwill for this former segment approximated the excess of the sales proceeds received over DTNet Technologies' carrying value (excluding goodwill) and was written off in conjunction with the sale of DTNet Technologies.

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

Effective June 27, 2007, the Company and WQN, Inc., a Texas corporation (the "Purchaser") executed an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company sold substantially all of the tangible operating assets utilized by its Dallas, Texas subsidiary, VoIP Solutions, Inc. (the "Assets"), to the Purchaser.  The Company's patents were not sold. Pursuant to the Purchase Agreement, the Purchaser acquired the Assets for a purchase price consisting of (1) a cash payment of $400,000; (2) 4% of the defined monthly revenues related to the Assets in excess of $200,000 during the first year following execution of the Purchase Agreement; (3) 3% of the defined monthly revenues related to the Assets in excess of $150,000 during the second year following execution of the Purchase Agreement; and (4) 2% of the defined monthly revenues related to the Assets in excess of $100,000 during the third year following execution of the Purchase Agreement.

The following summarizes the combined operating results of DTNet Technologies, the calling card business of Phone House, Inc., and the Dallas, Texas assets of VoIP Solutions, Inc. for the six and three months ended June 30, 2007 and 2006 (through the respective dates of sale or termination), classified as discontinued operations for all periods presented.

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006

Revenues	$2,585,276	$15,242,693	$1,193,267	$7,048,075
Cost of sales	1,780,179	13,886,804	874,100	6,350,877
Gross profit	805,097	1,355,889	319,167	697,198

Compensation and benefits	172,534	583,982	62,336	326,566
Asset impairment charges	-	839,101	-	-
Litigation credit	(665,221)	-	-	-
Other operating expenses	438,240	1,032,274	130,449	390,999
Interest expense	97,039	321,600	-	160,800
Loss on sale of assets (1)	6,282,165	-	6,282,165	-
Net income (loss)	$(5,519,660)	$(1,421,068)	$(6,155,783)	$(181,167)

(1)	Includes the write-off of $6,448,838 of goodwill and other intangible asset values associated with the sale of the Company’s Dallas, Texas operating assets.

 NOTE M - STOCK BASED COMPENSATION

A total of 200,000 shares of common stock have been reserved for issuance under the Company's 2004 Employee Stock Option Plan (the “2004 Plan”). In addition, on March 16, 2007 the Company obtained shareholder approval of the Company's 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate may be granted: (1) options to acquire up to 500,000 shares of the Company's common stock; (2) shares of restricted common stock; (3) stock appreciation rights; (4) performance-based awards; (5) “Dividend Equivalents”; and (6) other stock-based awards. The activity in the 2004 Plan and the 2006 Plan for the six months ended June 30, 2007 is as follows:

	Number	Exercise Price Range	Wtd. Avg. Exercise Price

Options outstanding at December 31, 2006	32,218	$17.00 - $31.20	$22.20
Options returned to the plan due to employee terminations	(16,593)	$17.00 - $31.20	$22.39
Options granted	458,333	$3.60	$3.60
Options exercised	(270,833)	$3.60	$3.60

Options outstanding at June 30, 2007	203,125	$3.60 - $22.00	$5.02

In September 2006, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”). These agreements, as subsequently amended by the Company's board of directors, provided for, among other things, the award of 500,000 common shares each. In addition, on May 4, 2007, the Company amended its employment agreement with its Chief Accounting Officer (“CAO”), providing for the award of 100,000 shares of the Company’s common stock. All such shares were issued during the three months ended June 30, 2007. The CEO and COO are also to receive sufficient additional common shares to assure that they maintain a minimum of 5% and 8% beneficial ownership, respectively, of the Company's issued and outstanding common stock, before considering stock sales. Subject to board approval, the Company has also executed contracts whereby these 5% and 8% calculations will be made based on the Company’s fully diluted common shares. Based on these fully diluted share assumptions, the CEO and COO were owed 881,393 and 1,273,942 shares of common stock, respectively, at June 30, 2007.

On November 8, 2006, the Company's COO was granted options to purchase 150,000 shares of the Company's common stock at $7.20 per share (closing market price on November 6, 2006, adjusted for the August 2007 1-for-20 reverse split) under the Company's 2004 Stock Option Plan. On November 9, 2006, the Company settled claims the COO had against the Company for alleged breaches of his employment agreement, and for nonregistration of the Company's common shares he holds pursuant to the Caerus merger agreement dated May 31, 2005, for $1,080,000. Also on November 9, 2006, the COO exercised his options to purchase 150,000 common shares, and the proceeds were credited toward the settlement of his claims. The $1,080,000 settlement expense was recognized in the Company's results of operations as compensation expense in the fourth quarter of 2006.

Separate from the CEO and COO options noted in the preceding paragraph, at June 30, 2007 the Company had outstanding commitments to issue stock options under either the 2004 Plan or the 2006 Plan to purchase 203,125 shares of common stock, at exercise prices ranging from $3.60 to $22.00 per share, and at a weighted average exercise price of $5.02 per share.

The Company recorded compensation expense of $1,190,173 and $4,392,478 for the six months ended June 30, 2007 and 2006, respectively, in connection with options, warrants and stock granted to employees. As of June 30, 2007, approximately $8,864,010 in total compensation cost related to options, warrants and stock grants remains to be expensed in future periods.

NOTE N - WARRANTS

Through June 30, 2007 the Company has issued to employees, institutional investors, and financial services firms warrants to purchase the Company's common stock. During the six months ended June 30, 2007 and 2006, the Company issued zero and 441,330 shares, respectively, of common stock in exchange for these warrants. As of June 30, 2007, the Company had outstanding 760,836 warrants, excluding those warrants issued in conjunction with convertible debt and common stock issuances discussed in Notes C and G, to purchase its common stock exercise prices ranging from $1.60 to $52.00 per share, and at a weighted average exercise price of $19.00 per share. At June 30, 2007 and December 31, 2006, the fair value of these outstanding warrants was $386,958 and $1,250,155, respectively, which were recorded as liabilities on the Company's consolidated balance sheet.

The value of options and warrants was estimated using the Black-Scholes pricing model. The Black-Scholes pricing calculations were made using trailing historical measures corresponding to the time to expiration, and risk-free rates as determined by the nearest maturity Treasury yield as of respective valuation dates.

NOTE O - COMMITMENTS

The Company is obligated under non-cancelable operating leases for its office facilities, and apartments used for business purposes by its employees. Future minimum lease payments under the Company's non-cancelable operating leases as of June 30, 2007 are as follows:

Year ending December 31,
2007 (six months)	$104,592
2008	34,864
2009	-
Total	$139,456

Rent expense for these leases for the six months ended June 30, 2007 and 2006 was $83,542 and $91,085, respectively.

NOTE P - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:

	Six months ended June 30,
	2007	2006

Current benefit	$965,457	$5,695,083
Deferred benefit (expense)	(106,883)	417,579
Subtotal	858,574	6,112,662
Less valuation allowances	(858,574)	(6,112,662)
Net	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Six months ended June 30,
	2007	2006
Computed at statutory rate	34%	34%
Options, warrants and stock-related expenses	-16%	-8%
Change in fair value liability for warrants	-4%	-
Goodwill impairments and intangible asset amortization	-11%	-
Valuation allowance	-3%	-26%
Total	-	-

At June 30, 2007, the Company's net deferred tax assets consisted of the following:

Net operating loss carryforwards	$15,669,240
Excess tax over book depreciation expense	464,033
Excess book over tax amortization of debt discounts	3,248,863
Discontinued operations impairment charge	102,000
Noncash litigation credits, net	(613,298)
Subtotal	18,870,838
Less valuation allowances	(18,870,838)
Total	$-

The Company's net operating loss carryforwards for federal income tax purposes were approximately $46,100,000 as of June 30, 2007. These carryforwards expire in 2018 ($4,200,000), 2019 ($20,600,000), 2020 ($18,400,000), and 2021 ($2,900,000), respectively.

NOTE Q - SUBSEQUENT EVENTS

On July 20, 2007, the Company issued and sold promissory notes (the “Notes”) totaling $250,000 to three institutional investors, for a net purchase price of $200,000 in a private placement reflecting a 20% original issue discount. The Notes are not interest bearing, and are due at the earlier of any of the following events or dates: 1) August 20, 2007; 2) the Company's closing and funding of a financing agreement that nets a minimum receipt of $1,000,000 cash; or 3) the Company's first substantial receipt of cash related to revenue generated from a major new customer. In the event that the Company fails to repay the Notes upon the occurrence of one of the above three conditions, the investors may, at their option, formally declare the Company to be in default thereunder. In that event, the Notes shall become immediately convertible in whole or in part, at the investors' option, into shares of the Company’s common stock, par value $0.001 per share, at the conversion rate of the lesser of: (a) $1.60 per share; or (b) a 30% discount to the average of the closing market price of our common stock over the five trading days immediately preceding such conversion.

On July 27, 2007, the Company issued and sold $250,000 in secured convertible notes to two institutional investors, for a net purchase price of $200,000 (after a 20% original issue discount) in a private placement. The investors also received five-year warrants to purchase a total of 156,250 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $1.60 per share. The convertible note shares and underlying warrant shares are not registered. The Company received a cash advance of $200,000 on April 17, 2007 from these investors, and these funds were credited to the purchase price of the convertible notes, which notes are not interest bearing, and are due on July 27, 2008. The note holders may at their election convert all or part of the notes into shares of the Company’s common stock at the conversion rate of $1.60 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise price, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. Also pursuant to the related subscription agreement, the Company must reserve its common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the notes and 100% of the common shares issuable upon the exercise of the warrants by August 13, 2007. Failing this, the note holders will be entitled to liquidated damages that will accrue at the rate of two percent per month of the amount of the purchase price of the outstanding notes.

On July 31, 2007, the Company issued and sold $200,000 in secured convertible notes to two accredited investors in a private placement. The Company received a cash advance of $200,000 on June 4, 2007 from these investors, and these funds were credited to the purchase price of the convertible notes. The investors also received 10,000 shares of the Company’s common stock; three-year warrants to purchase a total of 218,750 shares of the Company’s common stock at an exercise price of $1.60 per share; and unsecured promissory notes totaling $20,000 payable on demand, bearing interest at 10%. The convertible notes are secured by a subordinated lien on the Company’s assets, bear interest at 10%, and are due at the earlier of: (a) January 31, 2008; or (b) the Company's closing of a financing transaction of $20,000,000 or more (the “Closing”).  These note holders may at their election convert all or part of the convertible notes into shares of the Company’s common stock at the conversion rate of $1.60 per share, subject to adjustment as provided in the notes. These note holders may also at their election receive a credit of 125% of the amount payable against the purchase price of a financing transaction of $20,000,000 or more. These investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise price, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. Also pursuant to the related subscription agreement, within 120 days of the Closing, the Company must file a registration statement on behalf of the investors registering the common stock, as well as the common shares issuable upon conversion of the convertible notes and the exercise of the warrants. Said registration statement must also be declared effective within 180 days of the Closing. Failing either of these, these investors will be entitled to liquidated damages that will accrue at the rate of 1.5% per month of the amount of the purchase price of the convertible notes during such default, up to a total of 18%.

On August 6, 2007, the Company issued and sold a $375,000 unsecured promissory note to an institutional investor, for a net purchase price of $300,000 (after a 20% original issue discount) in a private placement.  This note bears interest at 12% per annum, and is due on September 6, 2007 or on demand.

On August 17, 2007, the Company issued and sold a $250,000 unsecured promissory note (the “Note”) to an accredited investor, for a net purchase price of $200,000 (after a 20% original issue discount), in a private placement. The Note is not interest bearing, and is due on September 1, 2007. The investor also received five-year warrants to purchase a total of 156,250 shares of the Company’s common stock at an exercise price of $1.60 per share. In the event that the Company fails to repay the Note when due, the investor may, at her option, formally declare the Company to be in default thereunder. In that event, the Note shall become immediately convertible in whole or in part, at the investor’s option, into free-trading shares of the Company’s common stock, par value $0.001 per share, at the conversion rate of the lesser of: (a) $1.60 per share; or (b) a 50% discount to the average of the closing market price of our common stock over the five trading days immediately preceding such conversion. This investor also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the warrant exercise price, the investor’s warrant exercise price would be adjusted to the lower offering price.

See Note B for a discussion of the Company’s reverse split of its common stock, which was effective August 16, 2007.

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

Reverse Stock Split

On August 13, 2007 our shareholders approved a 1-for-20 reverse split of our common stock, which became effective on August 16, 2007. As such, each shareholder received one share of the Company’s common stock for every twenty shares held just prior to the effective date. Fractional shares resulting from the reverse split were rounded up to the nearest whole share. Following the effective date of the reverse split, the par value of the common stock remained at $0.001 per share. Accordingly, all share and per-share information in this Quarterly Report have been appropriately restated. In addition, the common stock in the Company’s consolidated balance sheets was reduced by a factor of twenty, with corresponding increases in additional paid-in capital.

Financial Summary

Balance Sheet Data:

	June 30,	December 31,
	2007	2006 (1)

Goodwill and other intangible assets	$24,686,476	$25,992,034
Total assets	31,232,200	35,928,963
Notes and loans payable, current	12,002,406	9,093,719
Total liabilities	27,176,744	32,884,147
Shareholders' equity	4,055,456	3,044,816

Statement of Operations Data:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006 (1)	2007	2006 (1)

Revenues	$3,649,515	$4,177,319	$1,851,981	$2,010,391
Cost of sales	4,126,453	5,826,501	1,977,961	2,466,111
Gross profit (loss)	(476,938)	(1,649,182)	(125,980)	(455,720)
Operating expenses	9,422,790	14,018,383	4,939,930	6,322,247

Loss from continuing operations	(9,899,728)	(15,667,565)	(5,065,910)	(6,777,967)
Other expenses, net	10,020,290	1,910,100	727,681	(1,767,435)

Loss before discontinued operations	(19,920,018)	(17,577,665)	(5,793,591)	(5,010,532)
Loss from discontinued operations	(5,519,660)	(1,421,068)	(6,155,783)	(181,167)

Net loss	$(25,439,678)	$(18,998,733)	$(11,949,374)	$(5,191,699)

Per common share:
Loss before discontinued operations	$(3.21)	$(5.10)	$(0.78)	$(1.42)
Net loss	$(4.10)	$(5.51)	$(1.60)	$(1.47)

(1)
Adjusted to reflect discontinued operations classification pertaining to the sale of our DTNet Technologies subsidiary in April 2006, the October 2006 termination of our Marketing and Distribution Agreement with Phone House, Inc., and the June 2007 sale of the operating assets of our Dallas, Texas subsidiary.

Revenues

Our consolidated revenues for the six months ended June 30, 2007 and 2006 were $3.6 million and $4.2 million, respectively. Our consolidated net loss was $25.4 million ($4.10 per share) for the six months ended June 30, 2007 as compared to a net loss of $19.0 million ($5.51 per share) for the six months ended June 30, 2006. The 13% decrease in revenues from 2006 to 2007 is due primarily to a lower volume of traffic sold to our primary customer in 2007.

Our consolidated revenues for the three months ended June 30, 2007 were $1.9 million, down just slightly from the $2.0 million revenue in the corresponding 2006 period. Our consolidated net loss was $11.9 million ($1.60 per share) for the three months ended June 30, 2007 as compared to a net loss of $5.2 million ($1.47 per share) for the three months ended June 30, 2006.

Cost of Sales and Gross Profit (Loss)

Consolidated cost of sales was $4.1 million and $5.8 million for the six months ended June 30, 2007 and 2006, respectively. The negative gross profit of $1.6 million (39% of revenues) in 2006 reflects costs paid to third party vendors that exceeded the revenues we charged to terminate the calls of our customers. For the same period in 2007, our negative gross profit was $477 thousand (13% of revenues). The gross profit improvement in 2007 was achieved by using lower cost routes and negotiating more favorable vendor pricing. We do not expect to generate more substantial positive margins on our network traffic until such time as we are able to (1) increase the overall volume of traffic handled by our network by growing our customer base; (2) continue the expansion of our network which in turn requires additional capital expenditures; and (3) continue to lower the average cost per minute we pay for call termination through negotiation of more favorable pricing, expanding our selection of third party vendors, and continuing to improve our routing process to ensure we are using the lowest cost route available to us to terminate each call.

Consolidated cost of sales was $2.0 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively. The negative gross profit of $456 thousand (23% of revenues) in 2006 reflects costs paid to third party vendors that exceeded the revenues we charged to terminate the calls of our customers. For the same period in 2007, our negative gross profit was $126 thousand (7% of revenues). The gross profit improvement in 2007 was achieved by using lower cost routes and negotiating more favorable pricing.

Operating Expenses

Consolidated operating expenses were $9.4 million and $14.0 million for the six months ended June 30, 2007 and 2006, respectively. Compensation and related expenses accounted for $3.1 million of the decrease from 2006, primarily due to accelerated recognition of vested noncash stock and warrant compensation in the 2006 period pertaining to the employment termination of the Company's former officers. Commissions and fees to third parties, and general and administrative services decreased $1.0 million and $0.6 million, respectively, from 2006 to 2007, due primarily to higher stock for service awards in the 2006 period. Professional, legal and consulting expenses increased $508 thousand from 2006 to 2007, due primarily to higher stock issued for consulting services in the 2007 period.

Consolidated operating expenses were $4.9 million and $6.3 million for the three months ended June 30, 2007 and 2006, respectively. Compensation and related expenses accounted for $1.9 million of the decrease from 2006, primarily due to accelerated recognition of vested noncash stock and warrant compensation in the 2006 period pertaining to the employment termination of the Company's former officers. Professional, legal and consulting expenses increased $577 thousand from 2006 to 2007, due primarily to higher stock issued for consulting services in the 2007 period.

Other Expenses, Net

Consolidated net other expenses were $10.0 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively. Interest expense, consisting primarily of debt discount amortization, increased by $2.2 million in 2007, reflecting our significantly higher convertible note balances in 2007 used to finance our operations, all which were issued at significant discounts as part of our fund raising activities. Financing penalties and expenses increased by $3.0 million in 2007, related primarily to our lack of compliance with the securities registration requirements in many of our financing agreements as discussed in Note H to our consolidated financial statements, coupled with higher convertible note balances in 2007 from which these penalties are based. In addition, the 2007 amount includes $850 thousand of default penalties associated the note payable to our Chief Operating Officer as described in Note K to our consolidated financial statements. Of the $4.4 million financing penalties and expenses during the six months ended June 30, 2007, $1.7 million was paid or is payable in our common stock or warrants. Litigation charges decreased by $3.2 million, due to litigation matters discussed in Note I to our consolidated financial statements.

Consolidated net other expenses were $728 thousand and a credit of $1.8 million for the three months ended June 30, 2007 and 2006, respectively. Interest expense, consisting primarily of debt discount amortization, increased by $1.1 million in 2007, reflecting our significantly higher convertible note balances in 2007 used to finance our operations, all which were issued at significant discounts as part of our fund raising activities. Financing penalties and expenses increased by $1.1 million in 2007, related in part to our lack of compliance with the securities registration requirements in many of our financing agreements as discussed in Note H to our consolidated financial statements. In addition, the 2007 amount includes $850 thousand of default penalties associated the note payable to our Chief Operating Officer as described in Note K to our consolidated financial statements. Of the $2.1 million financing penalties and expenses during the three months ended June 30, 2007, $0.3 million was paid or is payable in our common stock or warrants. Litigation credits increased by $3.5 million, due to litigation matters discussed in Note I to our consolidated financial statements.

Due to our 2006 financing agreements, the number of common shares issuable upon the exercise of outstanding warrant agreements, when combined with existing outstanding common shares, options, and shares issuable upon the conversion of applicable notes payable (“diluted shares”), exceeded our then-authorized common shares. Therefore, as required by Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), asset or liability classification of the warrants was required (as opposed to permanent equity classification) for the excess warrant shares.  From January to May 2006, only a portion of our warrants were subject to liability classification and their values accordingly marked-to-market, including a related charge of $1,281,278 to earnings for the three months ended March 31, 2006. In May 2006, we repriced certain of our warrants to $15.60 per share ($0.78 per share pre-split) in conjunction with a financing transaction, which in turn triggered contractual “favored nations” price ratchets on a number of its existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $15.60 per share ($0.78 per share pre-split). The effect was to increase the number of fully diluted shares of common stock at the time to approximately 6.5 million (129 million pre-split), relative to our then-authorized 100 million common shares. Our total warrants then outstanding were approximately 1.4 million (28 million pre-split). As required by EITF 00-19, we classified all remaining warrants at that time as a liability, transferring $5,406,284 from additional paid-in capital to fair value liability for warrants on its consolidated balance sheet. This warrant liability, along with the original earlier 2006 warrant liability discussed above, was subsequently marked-to-market, resulting in a $5,102,731 fair value warrant liability at December 31, 2006, and a credit to earnings for the six months ended June 30, 2006 of $3,372,162.

On March 16, 2007, we obtained shareholder approval to increase our authorized common stock to 400 million shares, sufficient at that time to satisfy all of our outstanding warrant obligations. The warrant liability was then marked-to-market, resulting in a charge to earnings of $3,550,551 for the three months ended March 31, 2007. The fair value of these warrants at that date was $10,209,324, and this amount was transferred from the fair value liability for warrants to additional paid-in capital on the Company's consolidated balance sheet as required by EITF 00-19, and the related mark-to-market accounting was suspended.

Due to the June 14, 2007 financing agreements referred to in Note G which in turn triggered favored nations price ratchets to $1.60 per share by June 25, 2007, our diluted shares exceeded our authorized 400 million common shares. Therefore, asset or liability classification of (and related mark-to-market accounting for) the warrants was again required for the excess warrant shares. Between June 14, 2007 and June 25, 2007, the fair value of our warrants, totaling $2,807,757, was transferred from additional paid-in capital to fair value liability for warrants on the Company’s consolidated balance sheet. At June 30, 2007 these warrants were marked-to-market, resulting in a $2,007,626 fair value warrant liability at June 30, 2007, and an $866,269 credit to earnings and a $2,684,282 charge to earnings for the three and six months ended June 30, 2007, respectively. The fair value of our warrants is a function of the market value of our underlying common stock.

As described above, on August 16, 2007 we effected a 1-for-20 reverse split of our common stock, which was sufficient to satisfy all of our warrant obligations, and the related mark-to-market accounting then ceased. However, should we in the future have insufficient common shares to satisfy all of our warrant and convertible debt obligations, we will be subject to noncash mark-to-market income or expense to the extent that the fair value of these warrants changes, which is in turn primarily dependent upon the Company's common stock market price per share.

In accordance with SFAS No. 142, we are required to periodically evaluate the carrying value of our goodwill and other intangible assets. During the three months ended March 31, 2006, we recognized an impairment expense of $839,101 related to goodwill recorded for our former hardware sales business segment. During the three months ended June 30, 2007, the Company also wrote off $6,448,838 of goodwill and other intangible assets related to the sale of operating assets utilized by its Dallas, Texas, subsidiary. These asset impairment charges and write-offs are now classified with results of discontinued operations. If in the future the remaining carrying value of our goodwill exceeds its fair market value, we will be required to record an additional impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and financial condition. If the traded market price of our common stock declines further, a material goodwill impairment charge in the future is possible.

Discontinued Operations

On April 19, 2006, we sold our wholly-owned subsidiary, DTNet Technologies, to our former Chief Operating Officer (the “Purchaser”) pursuant to a stock purchase agreement. The consideration for the sale consisted primarily of (1) the return for cancellation of warrants to purchase 10,000 shares of our common stock held by the Purchaser; and (2) the return for cancellation of 10,000 shares of our common stock held by the Purchaser. Because DTNet Technologies' operations were the primary component of our former hardware sales business segment, we recorded an impairment charge of $839,101 in our statement of operations for the three months ended March 31, 2006.

Effective October 12, 2006, we terminated our Marketing and Distribution Agreement with Phone House, Inc. dated September 1, 2004 and amended February 16, 2006, effectively discontinuing this business segment. The Agreement called for the wholesale distribution, marketing and selling of prepaid telephone calling cards by Phone House, Inc., under license from us. We recognized a related impairment loss of $936,122 for the year ended December 31, 2006, primarily related to inventory and accounts receivable write-offs, and filed suit in Los Angeles County against the primary Phone House, Inc. employee to recover same. On April 4, 2007 we settled this suit, recovering assets and limiting our liabilities. Accordingly, a gain of $665,221 was recognized for the three months ended March 31, 2007.

Effective June 27, 2007, we executed an Asset Purchase Agreement (the "Purchase Agreement") with WQN, Inc., a Texas corporation (the "Purchaser"), pursuant to which we sold substantially all of the tangible operating assets utilized by our Dallas, Texas subsidiary, VoIP Solutions, Inc. (the "Assets"), to the Purchaser.  The Company's patents and other intangible assets were not sold. Pursuant to the Purchase Agreement, the Purchaser acquired the Assets for a purchase price consisting of (1) a cash payment of $400,000; (2) 4% of the defined monthly revenues related to the Assets in excess of $200,000 during the first year following execution of the Purchase Agreement; (3) 3% of the defined monthly revenues related to the Assets in excess of $150,000 during the second year following execution of the Purchase Agreement; and (4) 2% of the defined monthly revenues related to the Assets in excess of $100,000 during the third year following execution of the Purchase Agreement.

The following summarizes the combined operating results of DTNet Technologies, the calling card business of Phone House, Inc., and the Dallas, Texas assets of VoIP Solutions, Inc. for the six and three months ended June 30, 2007 and 2006 (through the respective dates of sale or termination), classified as discontinued operations for all periods presented.

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006

Revenues	$2,585,276	$15,242,693	$1,193,267	$7,048,075
Cost of sales	1,780,179	13,886,804	874,100	6,350,877
Gross profit	805,097	1,355,889	319,167	697,198

Compensation and benefits	172,534	583,982	62,336	326,566
Asset impairment charges	-	839,101	-	-
Litigation credit	(665,221)	-	-	-
Other operating expenses	438,240	1,032,274	130,449	390,999
Interest expense	97,039	321,600	-	160,800
Loss on sale of assets (1)	6,282,165	-	6,282,165	-
Net income (loss)	$(5,519,660)	$(1,421,068)	$(6,155,783)	$(181,167)

(1)	Includes the write-off of $6,448,838 of goodwill and other intangible asset values associated with the sale of the Company’s Dallas, Texas operating assets.

Assets

Total assets (adjusted for discontinued operations classification) at June 30, 2007 were $31.2 million, down $4.7 million from $35.9 million at December 31, 2006. The $2.4 million of net assets from discontinued operations at December 31, 2006 primarily represent the net assets of our Dallas operations which were sold on June 27, 2007. Goodwill and other intangible assets comprised 79% of our consolidated total assets at June 30, 2007, attributable primarily to the acquisition of Caerus.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $70 thousand at June 30, 2007. Our consolidated net cash used in operating activities for the six months ended June 30, 2007, was $3.7 million, due primarily to the losses described above. We funded our operating activities principally through financing activities that generated net proceeds of $4.2 million ($3.8 million net of debt repayments) during the six months ended June 30, 2007. At June 30, 2007 our negative working capital was $26.3 million, and our contractual obligations for debt, leases and capital expenditures totaled approximately $25.3 million.

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

In July and October 2005 we issued and sold $3,085,832 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of our common stock, at an original conversion rate of $16.00 per share. These investors also received five-year warrants to purchase 48,216 shares of our common stock for $27.52 per share, five-year warrants to purchase 48,216 shares of our common stock for $33.01 per share, and one-year warrants to purchase 96,432 shares of our common stock for $32.00 per share. The investors also received “favored nations” rights such that for our future securities offerings at a price per share less than the above conversion rate or warrant exercise prices, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on our assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $488,543 and $488,543 at June 30, 2007 and December 31, 2006, respectively. Half of these notes became payable beginning in October 2005 and the other half beginning in January 2006 (three months following their respective issuances) over two years in cash or, at our option, in registered common stock at the lesser of $16.00 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”). As a result of the June 2007 financing agreements described below and the favored nations provision discussed above, the notes' conversion rate and the exercise price of outstanding warrants were effectively reduced to $1.60 per share, retroactive to the original note principal balances. At June 30, 2007 and December 31, 2006, the fair value of these outstanding warrants was $73,552 and $441,313, respectively, which were recorded as liabilities on the Company's consolidated balance sheet. At June 30, 2007, we had not made scheduled principal payments of $414,633 on these notes. Beginning October 2005, we were in violation of the registration requirements contained in the October 2005 subscription agreements, and beginning July 2006 we were in violation of the registration requirements contained in the July 2005 subscription agreements. As a result, we owed related liquidated damages of $583,999 at June 30, 2007. July 2005 conversion shares became 144(k) eligible on July 5, 2007, so we discontinued accrual of associated liquidated damages on that date. The October 2005 convertible notes will continue to incur additional damages of $18,498 per month until a registration statement related to the shares and warrants is declared effective by the SEC or until the shares and warrants become 144(k) eligible. While the investors have not declared the notes currently in default, the full amount of the notes at June 30, 2007 has been classified as current.

In January and February 2006, we issued and sold $11,959,666 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of our common stock at an original conversion rate of $26.36 per share. These investors also received five-year warrants to purchase 226,853 shares of our common stock for $29.18 per share, and one-year warrants to purchase 226,853 shares of our common stock for $31.83 per share. The investors also received “favored nations” rights. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on our assets. The principal balance of the notes was $7,514,324 and $8,353,102 at June 30, 2007 and December 31, 2006, respectively, and all the notes bear interest at an effective rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at our option, in registered common stock at the lesser of $26.36 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $20.00 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at our option, in registered common stock at the lesser of $20.00 per share or 85% of the weighted average price of our stock on the OTCBB, but not less than $16.00 per share. As a result of the favored nations provision discussed above and the June 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances), and the exercise price of outstanding warrants were reduced to $1.60 per share. At June 30, 2007 and December 31, 2006, the fair value of these outstanding warrants was $181,482 and $980,409, respectively, which were recorded as liabilities on the Company's consolidated balance sheet. At June 30, 2007, we had not made scheduled principal payments of $2,553,652 on these notes. Beginning April 2006, we were in violation of the registration requirements of the secured notes, and beginning May 2006, we were in violation of the registration requirements of the unsecured notes. In May 2006, we issued an aggregate of 8,318 shares to the secured investors in satisfaction of then-existing secured non-registration liquidated damages. We owed additional liquidated damages of $1,462,236 at June 30, 2007, and will incur additional damages of $129,014 per month until a registration statement related to the shares and warrants is declared effective by the SEC, or until the shares and warrants become 144(k) eligible. While the investors have not declared the notes currently in default, the full amount of the notes at June 30, 2007 has been classified as current. Since June 30, 2007, in accordance with conversion notices submitted by certain of the investors, we have retired $619,368 in principal and $9,672 in interest due on these notes through the issuance of 394,150 common shares.

On October 17, 2006, we issued and sold $2,905,875 in secured convertible notes to twelve institutional investors, for a net purchase price of $2,324,700 (after a 20% original issue discount) in a private placement. Proceeds of approximately $1,436,900 (before closing costs of $308,748) were paid in cash to the Company at closing, and $887,800 of the proceeds were used to repay three outstanding promissory notes held by three of the investors in the private placement. The investors also received five-year warrants to purchase a total of 518,906 shares of our common stock at an exercise price of $8.14 per share. The principal balance of the notes was $2,905,875 and $2,905,875 at June 30, 2007 and December 31, 2006, respectively. These convertible notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of the convertible notes into shares of our common stock at an original conversion rate of $5.60 per share. The investors also received “favored nations” rights which, when coupled with the June 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were reduced to $1.60 per share. At June 30, 2007 and December 31, 2006, the fair value of these outstanding warrants was $415,125 and $1,971,844, respectively, which were recorded as liabilities on the Company's consolidated balance sheet. Pursuant to the subscription agreement, we were to obtain shareholder approval to increase our authorized shares of common stock to 400,000,000 shares and file an amendment to our articles of incorporation by December 20, 2006. (Such approval was actually obtained on March 16, 2007.) Failing this, the holders of the convertible notes are entitled to liquidated damages that accrue at the rate of two percent of the amount of the purchase price of the outstanding convertible notes per month during such default. We have also agreed to file registration statements covering the resale of 130% of the shares of common stock that may be issuable upon conversion of the convertible notes, and 100% of the shares of common stock issuable upon the exercise of the warrants. The first such registration statement was to be filed on or before January 2, 2007 and declared effective by March 31, 2007, which has not yet taken place. Because of our violations of these authorized share and registration requirements, we owed related liquidated damages of $346,768 at June 30, 2007, and will incur additional damages of $58,925 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at June 30, 2007 has been classified as current.

As of December 31, 2006 we owed $2.4 million to Cedar Boulevard Lease Funding LLC (“Cedar”) pursuant to a subordinated loan and security agreement (the “Loan Agreement”). Under the Loan Agreement, Cedar was granted a perfected, first-priority security interest in all of the Company's assets. This loan bears interest at 17.5%, and the principal balance due as of June 30, 2007, was $997,680. On February 1, 2007 Cedar assigned its rights under the Loan Agreement, including the note payable (the “Note”) with a principal balance at the time of $1,917,581, and the related security interest, to a group of institutional investors (the “Investors”). In conjunction with this assignment, we paid a fee of $200,000 to Cedar. Also following the assignment, the Note's terms were amended to allow conversion of any unpaid principal balance into our restricted common stock at $5.20 per share. The Company is not required to register these shares. The Note was also amended to include “favored nations” rights such that for future securities offerings by the Company at a price per share less than this 5.20 per share, the Note's conversion rate would be adjusted to the lower offering price. In conjunction with the Company's financing discussed in Note G to our consolidated financial statements, on June 25, 2007 the Note's common stock conversion rate was reduced to $1.60 per share.  The Company was in violation of certain requirements of this Loan Agreement at June 30, 2007. However, the Investors have currently not declared this loan in default. As a result, the full amount of the loan at June 30, 2007 has been classified as current. Since June 30, 2007, in accordance with conversion notices submitted by certain of the investors, we have retired $128,747 in principal and $8,159 in interest due on these notes through the issuance of 85,566 unrestricted common shares.

On February 16, 2007, we issued and sold $3,462,719 in secured convertible notes (the “Convertible Notes”) to a group of institutional investors, for a net purchase price of $2,770,175 (after a 20% original issue discount) in a private placement. $900,000 of the proceeds (before closing costs of $67,512) were paid in cash to us at closing, and $1,870,175 of the proceeds were used to repay fourteen outstanding promissory notes (including related accrued interest and a 10% premium on the promissory notes' total principal of $1,666,667) held by five of the investors in the private placement. The investors also received five-year warrants to purchase a total of 961,866 shares of our common stock at an effective exercise price of $3.60 per share. The Convertible Notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on February 16, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of our common stock at the conversion rate of $3.60 per share. The investors also received “favored nations” rights which, when coupled with the June 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were reduced to $1.60 per share. At June 30, 2007, the fair value of these outstanding warrants of $769,493 was recorded as a liability on the Company’s consolidated balance sheet. Pursuant to the related subscription agreement, two of the investors received due diligence fees totaling $346,272, in the form of convertible notes (“Due Diligence Notes”) having the same terms and conversion features as the Convertible Notes. Also pursuant to the Subscription Agreement, we issued a total of 200,000 common shares in April 2007 to the former holders of the above-referenced promissory notes, in lieu of and in payment for accrued damages associated with these promissory notes. Also pursuant to the Subscription Agreement, we were to obtain the authorization and reservation of our common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the Convertible Notes and Due Diligence Notes, and 100% of the common shares issuable upon the exercise of the warrants by April 15, 2007. Failing this authorization and reservation, the holders of the Convertible Notes and Due Diligence Notes are entitled to liquidated damages at the rate of two percent of the amount of the purchase price of the outstanding Convertible Notes and Due Diligence Notes for each thirty days or pro rata portion thereof during such default. While the investors have not declared the notes currently in default, the full amount of the notes at June 30, 2007 has been classified as current. Because of our violation of the authorized share and reservation requirements, we owed related liquidated damages of $192,989 at June 30, 2007, and we incurred additional damages of $77,238 per month until we obtained sufficient authorization and reservation of our common stock on August 16, 2007, when the 1-for-20 reverse stock split became effective.

On April 6, 2007, we issued and sold $375,000 in secured convertible notes (the “Convertible Notes”) to two institutional investors, for a net purchase price of $300,000 (after a 20% original issue discount) in a private placement. The investors also received five-year warrants to purchase a total of 104,167 shares of the Company's common stock at an exercise price of $3.60 per share (the “Class D Warrants”). The convertible note shares and underlying warrant shares are not registered. We received an unsecured advance of $300,000 on February 23, 2007 from these investors, and these funds were credited to the purchase price of the Convertible Notes. The Convertible Notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on February 23, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of our common stock at the conversion rate of $3.60 per share, subject to adjustment as provided in the notes. The investors also received “favored nations” rights which, when coupled with the June 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were reduced to $1.60 per share. At June 30, 2007, the fair value of these outstanding warrants of $91,667 was recorded as a liability on the Company’s consolidated balance sheet. Also pursuant to the Subscription Agreement, we must reserve our common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the Convertible Notes and 100% of the common shares issuable upon the exercise of the Class D Warrants by April 15, 2007. Failing this, the holders of the Convertible Notes will be entitled to liquidated damages that will accrue at the rate of two percent of the amount of the purchase price of the outstanding Convertible Notes for each thirty days or pro rata portion thereof during such default. Because of our violation of the authorized share and reservation requirements, we owed related liquidated damages of $20,900 at June 30, 2007, and we incurred additional damages of $8,365 per month until we obtained sufficient authorization and reservation of our common stock on August 16, 2007, when the 1-for-20 reverse stock split became effective.

Between June 14, 2007 and June 19, 2007, we issued and sold convertible promissory notes to four institutional investors in private placements, for a net purchase price of $275,000. These convertible notes are not interest bearing, and were due on June 25, 2007. These notes are repayable at the investors' election in cash for $366,667, reflecting a 33% premium (the “Premium”). The investors may also at their election convert all or part of these notes into shares of the Company's common stock at the conversion rate of $2.40 per share. Per the terms of these notes, since the Company did not repay the notes on June 25, 2007, the above common stock conversion rate was adjusted to $1.60 per share. If the investors elect to convert these notes at $1.60 per share, they have agreed to waive the Premium. The investors also received “favored nations” rights.

The subscription agreements for our convertible notes discussed above contain the following provisions that could impact our future capital raising efforts and capital structure:

•
The Company is required to file registration statements to register amounts ranging up to 200% of the shares issuable upon conversion of these notes, and all of the shares issuable upon exercise of the warrants issued in connection with these notes. Certain registration statements were filed, but have since become either ineffective or withdrawn. Until sufficient registration statements are declared effective by the Securities and Exchange Commission (the “SEC”), the Company is liable for liquidated damages totaling $2,507,813 through June 30, 2007, and will continue to incur additional liquidated damages of $209,935 per month until the required shares and warrants are registered.

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

•
Since October 2005, the Company has been in violation of certain requirements of the 2005 Notes, the Early 2006 Notes, the Late 2006 Notes, and all of the 2007 Notes. While the investors have not declared these notes currently in default, the full amount of the notes at June 30, 2007 has been classified as current.

In September 2006 certain of the July and October 2005 and the January and February 2006 convertible note holders filed actions against us claiming a breach of contract related to the notes. In settlement of these actions, the parties entered into settlement agreements pursuant to which, among other things: 1) interest and liquidated damages due under the notes were set at $242,149 and $415,353, respectively; 2) the note holders exchanged the interest and liquidated damages due, along with $3,899,803 in principal, and a discount of $881,155, for 1,045,858 shares of the our common stock through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act; 3) the conversion rate for the remaining principal balance due under the notes was reset to $5.20; 4) the exercise price of the outstanding warrants purchased by the note holders in connection with the January and February 2006 notes was reduced to $9.50; and 5)  certain investors agreed to surrender their claims associated with warrants issued in May 2006 in exchange for 125,000 shares of our common stock through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act.

In connection with a private placement memorandum dated May 20, 2005, we issued 112,125 shares of our common stock for $16.00 per share, and warrants to purchase 110,388 common shares at prices from $32.00 to $44.60 per share. As required by the subscription agreements, a portion of the shares was registered with the SEC in October 2005, but that registration became ineffective in July 2006. Non-registration liquidated damages accrued until September 2006, when all related shares and warrants became substantially tradable under Rule 144 and, in accordance with the terms of the subscription agreements, accrual of liquidated damages ceased. Based on subsequent agreements with the investors, during the three months ended June 30, 2007, the Company issued 74,470 of its common shares, warrants to purchase 16,670 of its common shares at $3.60 per share, and repriced 96,325 of the above-referenced originally issued warrants to $3.60 per share, in substantial settlement of the related liquidated damages owed. At June 30, 2007 and December 31, 2006, the fair value of the outstanding warrants was $22,599 and $58,510, respectively, which were recorded as liabilities on the Company's consolidated balance sheet.

In connection with a subscription agreement dated August 26, 2005 and amended on November 16, 2005, we issued 68,750 shares of our common stock for $16.00 per share, and warrants to purchase 111,250 common shares at prices ranging from $27.40 to $32.00 per share. The investor also received “favored nations” rights such that for future securities offerings by us at a price per share less than the per share purchase price or warrant exercise prices, the investor's effective per share purchase price and warrant exercise price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described above, the subscription agreement's per share purchase price and the warrants' exercise prices were effectively reduced to $3.60 per share. At June 30, 2007 and December 31, 2006, the fair value of these outstanding warrants was $66,750 and $400,500, respectively, which were recorded as liabilities on the Company's consolidated balance sheet. We also agreed to register a total of 292,500 common shares and warrants related to this agreement by January 17, 2006. Since a related registration statement was not declared effective by the SEC, we were contractually liable for liquidated damages. On May 25, 2007, the parties entered into a settlement agreement whereby on June 18, 2007 the Company issued to Cross Country 625,000 shares of its common stock.

On March 29, 2007, we issued an unsecured promissory note in the principal amount of $300,000 (the “Note”) to Shawn M. Lewis, the Company's Chief Operating Officer. The Note and related accrued interest at 10% per annum was payable upon demand. The cash proceeds to the Company were $252,000 net of related closing costs and expense reimbursements of $48,000, $30,000 of which was paid to Mr. Lewis. On May 29, 2007, Mr. Lewis issued the Company a formal demand for payment, and on June 8, 2007 declared the Company in default. Under the terms of the note, in addition to the principal balance of $300,000 plus accrued interest, the Company was obligated to pay $750,000 as liquidated damages, of which $24,960 was paid by June 30, 2007. On June 14, 2007, Mr. Lewis waived this default in return for, among other things, a waiver fee of $100,000 payable by June 21, 2007, and full payment of the Note and accrued interest by June 29, 2007. The Note and $100,000 waiver fee not having been paid, the Note automatically became in default. To partially address this, on August 8, 2007 the Company assumed Mr. Lewis’s personal obligations under a $300,000 note payable to Black Forest International, LLC (a Delaware limited liability company), due on September 30, 2007 and bearing interest at 12% retroactive to March 29, 2007. Full default settlement negotiations with Mr. Lewis are currently underway.

On July 20, 2007, we issued and sold promissory notes (the “Notes”) totaling $250,000 to three institutional investors, for a net purchase price of $200,000 in a private placement reflecting a 20% original issue discount. The Notes are not interest bearing, and are due at the earlier of any of the following events or dates: 1) August 20, 2007; 2) the Company's closing and funding of a financing agreement that nets a minimum receipt of $1,000,000 cash; or 3) the Company's first substantial receipt of cash related to revenue generated from a major new customer. In the event that we fail to repay the Notes upon the occurrence of one of the above three conditions, the investors may, at their option, formally declare us to be in default thereunder. In that event, the Notes shall become immediately convertible in whole or in part, at the investors' option, into shares of our common stock, par value $0.001 per share, at the conversion rate of the lesser of: (a) $1.60 per share; or (b) a 30% discount to the average of the closing market price of our common stock over the five trading days immediately preceding such conversion.

On July 27, 2007, we issued and sold $250,000 in secured convertible notes to two institutional investors, for a net purchase price of $200,000 (after a 20% original issue discount) in a private placement. The investors also received five-year warrants to purchase a total of 156,250 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $1.60 per share. The convertible note shares and underlying warrant shares are not registered. We received a cash advance of $200,000 on April 17, 2007 from these investors, and these funds were credited to the purchase price of the convertible notes, which notes are not interest bearing, and are due on July 27, 2008. The note holders may at their election convert all or part of the notes into shares of our common stock at the conversion rate of $1.60 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise price, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. Also pursuant to the related subscription agreement, we must reserve our common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the notes and 100% of the common shares issuable upon the exercise of the warrants by August 13, 2007. Failing this, the note holders will be entitled to liquidated damages that will accrue at the rate of two percent per month of the amount of the purchase price of the outstanding notes.

On July 31, 2007, we issued and sold $200,000 in secured convertible notes to two accredited investors in a private placement. We received a cash advance of $200,000 on June 4, 2007 from these investors, and these funds were credited to the purchase price of the convertible notes. The investors also received 200,000 shares of our common stock; three-year warrants to purchase a total of 218,750 shares of our common stock at an exercise price of $1.60 per share; and unsecured promissory notes totaling $20,000 payable on demand, bearing interest at 10%. The convertible notes are secured by a subordinated lien on our assets, bear interest at 10%, and are due at the earlier of: (a) January 31, 2008; or (b) the Company's closing of a financing transaction of $20,000,000 or more (the “Closing”).  These note holders may at their election convert all or part of the convertible notes into shares of our common stock at the conversion rate of $1.60 per share, subject to adjustment as provided in the notes. These note holders may also at their election receive a credit of 125% of the amount payable against the purchase price of a financing transaction of $20,000,000 or more. These investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise price, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. Also pursuant to the related subscription agreement, within 120 days of the Closing, we must file a registration statement on behalf of the investors registering the common stock, as well as the common shares issuable upon conversion of the convertible notes and the exercise of the warrants. Said registration statement must also be declared effective within 180 days of the Closing. Failing either of these, these investors will be entitled to liquidated damages that will accrue at the rate of 1.5% per month of the amount of the purchase price of the convertible notes during such default, up to a total of 18%.

On August 6, 2007, we issued and sold a $375,000 unsecured promissory note to an institutional investor, for a net purchase price of $300,000 (after a 20% original issue discount) in a private placement.  This note bears interest at 12% per annum, and is due on September 6, 2007 or on demand.

On August 17, 2007, we issued and sold a $250,000 unsecured promissory note (the “Note”) to an accredited investor, for a net purchase price of $200,000 (after a 20% original issue discount), in a private placement. The Note is not interest bearing, and is due on September 1, 2007. The investor also received five-year warrants to purchase a total of 156,250 shares of our common stock at an exercise price of $1.60 per share. In the event that we fail to repay the Note when due, the investor may, at her option, formally declare us to be in default thereunder. In that event, the Note shall become immediately convertible in whole or in part, at the investor’s option, into free-trading shares of our common stock, par value $0.001 per share, at the conversion rate of the lesser of: (a) $1.60 per share; or (b) a 50% discount to the average of the closing market price of our common stock over the five trading days immediately preceding such conversion. This investor also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the warrant exercise price, the investor’s warrant exercise price would be adjusted to the lower offering price.

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

On August 8 and August 9, 2007, we received separate default notices from Verizon Business Network Services, Inc., notifying us of our failure to make payments totaling $130,000 pursuant to the Settlement Agreement. We subsequently made these payments, a portion of which payments was made outside of the contractual cure period. MCI WorldCom may seek to exercise default remedies provided by the Settlement Agreement, which may include seeking to enforce and collect the $8 million contingent liability referred to in Note I to our consolidated financial statements, less $295,000 that we have paid to date under the Settlement Agreement; seeking to foreclose and sell the escrowed common stock referred to in Note I; and initiating related foreclosure proceedings based on MCI’s security interest in all of our Company’s assets. Such actions if pursued by MCI and permitted by the Agreement would have a material and negative impact on our financial condition, and could impair our ability to continue our business.

Our authorized shares of stock consist of 400,000,000 shares of common stock. As of August 1, 2007 (adjusted for the Company’s 1-for-20 reverse stock split), 10.4 million common shares were issued and outstanding, and approximately 14.0 million additional shares were issuable upon the conversion of all convertible debt, and the exercise of all options and warrants. We are also obligated to issue 5.8 million shares under various agreements, including penalty shares for nonregistration of securities. We are also required to reserve an additional 9.1 million common shares under our various financing agreements and stock option plans. Also, if significant numbers of additional common shares are issued as allowed for above or in conjunction with new financing, our current shareholders would experience significant dilution of their ownership, and our stock price per share could decline substantially. The following table specifies as of August 1, 2007, for each listed obligation, the common shares issuable upon the conversion of all convertible debt and the exercise of all options and warrants, additional reservation requirements, and planned common share issuances.

	Additional Common Stock Outstanding				Reservation			Current	Minimim Total
	Upon Conversion/Exercise [1]				Requirements [2]			Obligations	Additional
	Convertible				Convertible			To Issue	Authorized
	Notes	Warrants	Options	Subtotal	Notes	Options	Subotal	Shares [3]	Shares Required

May 2005 private placement	-	128,599	-	128,599	-	-	-	5,000	133,599
July and October 2005 convertible notes and warrants	305,340	185,677	-	491,017	1,711,368	-	1,711,368	1,406,029	3,608,414
January and February 2006 convertible notes and warrants	4,346,449	453,705	-	4,800,154	1,239,645	-	1,239,645	1,851,775	7,891,574
November 2005 financing agreement	-	111,250	-	111,250	-	-	-	-	111,250
October 06 convertible notes and warrants	1,816,172	518,906	-	2,335,078	1,816,172	-	1,816,172	-	4,151,250
Feb 07 Cedar convertible notes	543,083	-	-	543,083	819,488		819,488	276,405	1,638,976
Feb/Apr/June 07 convertible notes	3,091,557	1,472,283	-	4,563,840	2,794,682		2,794,682	10,000	7,368,522
Nov/Dec 06 & Jan 07 bridge notes	-	121,095	-	121,095	-	-	-	-	121,095
2004 Stock Option Plan	-	-	-	-	-	200,000	200,000	-	200,000
2006 Stock Option Plan	-	-	-	-	-	500,000	500,000	-	500,000
Securities owned by consulting and other professional firms	-	266,841	-	266,841	-	-	-	-	266,841
Current and former officer and employee securities [4]	-	321,250	93,750	415,000	-	-	-	2,211,046	2,626,046
Securities owned by or owed to shareholders	-	194,619	15,282	209,901	-	-	-	-	209,901

Totals	10,102,601	3,774,225	109,032	13,985,858	8,381,355	700,000	9,081,355	5,760,255	28,827,468

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
4 Included in "Current Obligations to Issue Shares" are shares sufficient to maintain the common share ownership of our Chief Executive Officer and Chief Operating Officer at 5% and 8%, respectively, of fully diluted common stock (as required by their respective employment agreements). Issuance of the "fully diluted" portion of common shares is subject to board approval.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at June 30, 2007.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of June 30, 2007:

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years

Convertible notes (principal)	$16,402,912	$16,402,912	$-	$-
Loans payable	493,750	493,750	-	-
Advances from investors	500,000	500,000	-	-
Financing penalties and other stock-based payables	4,068,351	4,068,351	-	-
Accrued litigation charges	2,116,900	2,116,900	-	-
Other liabilities	1,605,262	1,425,270	179,992	-
Subtotal	25,187,175	25,007,183	179,992	-
Purchase obligations	-	-	-	-
Operating leases	139,457	139,457	-	-
Total	$25,326,632	$25,146,640	$179,992	$-

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Due to our 2006 financing agreements, the number of common shares issuable upon the exercise of outstanding warrant agreements, when combined with existing outstanding common shares, options, and shares issuable upon the conversion of applicable notes payable (“diluted shares”), exceeded our then-authorized common shares. Therefore, as required by Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), asset or liability classification of the warrants was required (as opposed to permanent equity classification) for the excess warrant shares.  From January to May 2006, only a portion of our warrants were subject to liability classification and their values accordingly marked-to-market, including a related charge of $1,281,278 to earnings for the three months ended March 31, 2006. In May 2006, we repriced certain of our warrants to $15.60 per share ($0.78 per share pre-split) in conjunction with a financing transaction, which in turn triggered contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $15.60 per share ($0.78 per share pre-split). The effect was to increase the number of fully diluted shares of common stock at the time to approximately 6.5 million (129 million pre-split), relative to our then-authorized 100 million common shares. Our total warrants then outstanding were approximately 1.4 million (28 million pre-split). As required by EITF 00-19, we classified all remaining warrants at that time as a liability, transferring $5,406,284 from additional paid-in capital to fair value liability for warrants on our consolidated balance sheet. This warrant liability, along with the original earlier 2006 warrant liability discussed above, was subsequently marked-to-market, resulting in a $5,102,731 fair value warrant liability at December 31, 2006, and a credit to earnings for the six months ended June 30, 2006 of $3,372,162.

On March 16, 2007, we obtained shareholder approval to increase our authorized common stock to 400 million shares, sufficient to satisfy all of our outstanding warrant obligations. The warrant liability was then marked-to-market, resulting in a charge to earnings of $3,550,551 for the three months ended March 31, 2007. The fair value of these warrants at that date was $10,209,324, and this amount was transferred from the fair value liability for warrants to additional paid-in capital on the Company's consolidated balance sheet as required by EITF 00-19, and the related mark-to-market accounting was suspended.

Due to the June 14, 2007 financing agreements referred to in Note G to our consolidated financial statements, which in turn triggered favored nations price ratchets to $1.60 per share by June 25, 2007, our diluted shares exceeded our authorized 400 million common shares. Therefore, asset or liability classification of (and related mark-to-market accounting for) the warrants was again required for the excess warrant shares. Between June 14, 2007 and June 25, 2007, the fair value of our warrants, totaling $2,807,757, was transferred from additional paid-in capital to fair value liability for warrants on the Company’s consolidated balance sheet. At June 30, 2007 these warrants were marked-to-market, resulting in a $2,007,626 fair value warrant liability at June 30, 2007, and an $866,269 credit to earnings and a $2,684,282 charge to earnings for the three and six months ended June 30, 2007, respectively. The fair value of our warrants is a function of the market value of our underlying common stock.

On August 16, 2007 we effected a 1-for-20 reverse split of our common stock, which was sufficient to satisfy all of our warrant obligations, and the related mark-to-market accounting then ceased. However, should we in the future have insufficient common shares to satisfy all of our warrant and convertible debt obligations, we will be subject to noncash mark-to-market income or expense to the extent that the fair value of these warrants changes, which is in turn primarily dependent upon the Company's common stock market price per share.

We are not exposed to significant interest rate or foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, as amended (the “Exchange Act”), as of June 30, 2007, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Accounting Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officers, also conducted an evaluation of our internal control over financial reporting and identified three significant control deficiencies, which in combination resulted in a material weakness.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company's annual or interim financial statements will not be prevented or detected, as of June 30, 2007. The control deficiencies identified by our management and the Certifying Officers, which in combination resulted in a material weakness, were (a) insufficient accounting personnel resources; (b) a lack of independent verification of amounts billed to certain customers; and (c) travel advances to an executive officer.

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers concluded that our disclosure controls and procedures were ineffective as of June 30, 2007.

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

Our management, including the Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of June 30, 2007, and concluded that we had the following control deficiencies as of June 30, 2007, that, when combined, resulted in a material weakness:

a.
We do not have sufficient accounting personnel resources at corporate headquarters. Our management, with the participation of the Certifying Officers, determined that the potential magnitude of a misstatement arising from this deficiency is more than inconsequential to the annual and/or interim financial statements.

b.
The amounts invoiced to our wholesale telecommunications customers are calculated by our engineering department. This billing process is overseen solely by the head of that department, our Chief Technology Officer and Chief Operating Officer. We do not presently employ a separate revenue assurance process whereby these bills would be recalculated and independently verified by a department other than engineering. Our management, with the participation of the Certifying Officers, determined that the potential magnitude of a misstatement arising due to this deficiency is more than inconsequential to the annual and/or interim financial statements.

c.
Section 402 of the Sarbanes-Oxley Act of 2002 prohibits personal loans to or for any of our directors or executive officers. As of June 30, 2007, and contrary to our formal policy, we have paid outstanding travel advances to our Chief Executive Officer totaling $194,000, which may be in violation of this prohibition. Related expense reports are currently being processed.

Management has concluded that the above deficiencies when combined have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of our interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officers concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007 based on the criteria in the Internal Control - Integrated Framework.

Remediation Steps to Address Control Deficiencies

We are in the process of addressing the identified material weakness by remediating the control deficiencies in our internal control over financial reporting which comprise this material weakness as follows:

a.	Funding constraints have limited our ability to enhance our accounting personnel resources. When and if our financial condition improves, we plan to enhance our accounting personnel.

b.	We plan to design a revenue assurance process for the billing of our wholesale telecommunications customers to provide independent recalculation and verification of amounts billed in 2007.

c.	Beginning in the second quarter of 2007, travel advances to directors and executive officers were not allowed by policy. Compliance with this policy will continue to be emphasized.

As a non-accelerated filer, we are obligated to complete our assessment of the effectiveness of our internal control over financial reporting pursuant to Sarbanes-Oxley Section 404 in 2007. We plan to begin this assessment in the third quarter of 2007.

Changes in Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings and litigation incidental to the conduct of our business. See Note I to our consolidated financial statements for a discussion of litigation.

ITEM 1.A RISK FACTORS

In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, we are subject to the risks described below. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially and adversely affected. The risk factors below contain forward-looking statements regarding our company. Actual results could differ materially from those set forth in the forward-looking statements. See also Management's Discussion and Analysis of Financial Condition and Results of Operations.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. There can be no assurance that in the future we will always be current in our reporting requirements.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the Securities and Exchange Commission, the New York and American Stock Exchanges and the NASDAQ Stock Market as a result of Sarbanes-Oxley, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters, and investors may be reluctant to provide us with funds necessary to expand our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On August 8 and August 9, 2007, we received separate default notices from Verizon Business Network Services, Inc., notifying us of our failure to make payments totaling $130,000 pursuant to the Settlement Agreement. We subsequently made these payments, a portion of which payments was made outside of the contractual cure period. MCI WorldCom may seek to exercise default remedies provided by the Settlement Agreement, which may include seeking to enforce and collect the $8 million contingent liability referred to in Note I to our consolidated financial statements, less $295,000 that we have paid to date under the Settlement Agreement; seeking to foreclose and sell the escrowed common stock referred to in Note I; and initiating related foreclosure proceedings based on MCI’s security interest in all of our Company’s assets. Such actions if pursued by MCI and permitted by the Agreement would have a material and negative impact on our financial condition, and could impair our ability to continue our business.

See also Note K to our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

No.	Description

10.1	Second Amended Advisory Services Agreement between VoIP, Inc., and Mark L. Baum, Esq., dated May 18, 2007.

10.2	Second Amended Advisory Services Agreement between VoIP, Inc., and James B. Panther, II, dated May 18, 2007.

10.3	Settlement Agreement and Release between VoIP, Inc., and Cross Country Capital Partners, L.P., dated May 23, 2007.

10.4	Convertible Promissory Note issued by VoIP, Inc., to Bristol Investment Fund, Ltd., dated June 19, 2007.

10.5	Form of Subscription Agreement dated July 27, 2007.

10.6	Convertible Note dated July 27, 2007.

10.7	Class D Common Stock Purchase Warrant dated July 27, 2007.

10.8	Subscription Agreement dated July 31, 2007.

10.9	Convertible Note dated July 31, 2007.

10.10	Common Stock Purchase Warrant dated July 31, 2007.

10.11	Assignment of Balloon Promissory Note dated July 27, 2007.

10.12	Promissory Note dated August 6, 2007.

10.13	Promissory Note dated August 17, 2007.

31.1	Certification by Chief Executive Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Accounting Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Accounting Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q for the period ended June 30, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP, INC.

Date: August 20, 2007	/s/ Robert V. Staats

Robert V. Staats
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number

10.1	Second Amended Advisory Services Agreement between VoIP, Inc., and Mark L. Baum, Esq., dated May 18, 2007.

10.2	Second Amended Advisory Services Agreement between VoIP, Inc., and James B. Panther, II, dated May 18, 2007.

10.3	Settlement Agreement and Release between VoIP, Inc., and Cross Country Capital Partners, L.P., dated May 23, 2007.

10.4	Convertible Promissory Note issued by VoIP, Inc., to Bristol Investment Fund, Ltd., dated June 19, 2007.

10.5	Form of Subscription Agreement dated July 27, 2007.

10.6	Convertible Note dated July 27, 2007.

10.7	Class D Common Stock Purchase Warrant dated July 27, 2007.

10.8	Subscription Agreement dated July 31, 2007.

10.9	Convertible Note dated July 31, 2007.

10.10	Common Stock Purchase Warrant dated July 31, 2007.

10.11	Assignment of Balloon Promissory Note dated July 27, 2007.

10.12	Promissory Note dated August 6, 2007.

10.13	Promissory Note dated August 17,2007.

31.1	Certification by Chief Executive Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Accounting Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Accounting Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.