Form 10-K/A
period 2006-12-31
VOIP INC
filed 2007-10-12
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

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

Issuer's revenues for its most recent fiscal year were $5,933,248.

At June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, there were 3,525,456 shares of registrant's common stock outstanding (after adjustment for reverse stock split effective August 16, 2007), and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Over-The-Counter Bulletin Board on June 30, 2006) was approximately $38,722,066. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 5% or more of the registrant's outstanding common stock as of June 30, 2006, have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 28, 2007, the registrant had outstanding 4,930,486 (after adjustment for reverse stock split effective August 16, 2007) and no shares of par value $0.001 common stock and par value $0.001 preferred stock, respectively.

Company Symbol: VOIC

Explanatory Note

VoIP, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 10-K"), which was originally filed on April 2, 2007.

As reported in the Company’s Form 8-K filed on July 3, 2007, on June 27, 2007 the Company sold substantially all of the tangible operating assets utilized by its Dallas, Texas, division, including assets related to its EasyTalk and Rocket VoIP products.  This Amendment is being filed to reclassify the Company’s financial position, results of operations, and cash flows related to this division since the date of its acquisition in October 2005 to reflect discontinued operations accounting treatment.

As reported in the Company’s Form 8-K filed on August 16, 2007, on that day the Company effected a reverse split of its outstanding common stock, at a ratio of 1-for-20 shares Accordingly, this amendment restates all share and per-share information to reflect this reverse stock split. Further, the reported common stock in the Company's consolidated balance sheets was reduced by a factor of twenty, with corresponding increases in additional paid-in capital.

This Amendment No. 1 amends primarily (i) Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the reclassified consolidated financial statements for 2005 and 2006; and (ii) Part II, Item 8 - Financial Statements to provide the reclassified financial statements and notes thereto for 2005 and 2006. Other portions of the Company’s 2006 Form 10-K are amended herein as necessary to reflect the above treatments.

This Amendment does not reflect any other events occurring after the original filing of the Company’s 2006 10-K, and does not update or modify the disclosures therein in any way other than as required to reflect the amendments described above.

VOIP, INC.

PART I

Item 1. Business

Caution Regarding Forward-Looking Statements

This annual report contains forward-looking statements relating to events anticipated to happen in the future. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Forward-looking statements also may be included in other written and oral statements made or released by us. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project," “may”, “could” and similar expressions are intended to identify forward-looking statements. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences. These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

•	Our ability to market our services successfully to new customers;

•	Our ability to retain a high percentage of our customers;

•	The possibility of unforeseen capital expenditures and other upfront investments required to deploy new technologies or to effect new business initiatives;

•	Our ability to raise capital;

•	Network development and operations;

•	Our expansion, including consumer acceptance of new price plans and bundled offerings;

•	Additions or departures of key personnel;

•	Competition, including the introduction of new products or services by our competitors;

•	Existing and future laws or regulations affecting our business and our ability to comply with these laws or regulations;

•	Our reliance on the systems and provisioning processes of regional Bell operating companies;

•	Technological innovations;

•	The outcome of legal and regulatory proceedings;

•	General economic and business conditions, both nationally and in the regions in which we operate; and

•	Other factors described in this document, including those described in more detail in PART I, Item 1A. “Risk Factors.”

DESCRIPTION OF BUSINESS

General Development

We were incorporated under the laws of the State of Texas on August 3, 1998, under our original name of Millennia Tea Masters. In February 2004 we exchanged 625,000 shares for the assets of two start-up telecommunication businesses, eGlobalphone, Inc. and VoIP Solutions, Inc. We changed our name to VoIP, Inc., in April 2004. We consummated the acquisitions of DTNet Technologies, a hardware supplier, and VoIP Americas, an interconnected Voice-over-Internet-Protocol (“VoIP”) related company, in June and September, respectively, of 2004. We decided to exit our former tea business in December 2004, and focus our efforts and resources in the VoIP telecommunications industry. In May 2005 we completed the acquisition of Caerus, Inc., a VoIP carrier and service provider, and in October 2005 we purchased substantially all of the VoIP-related assets of WQN, Inc. (“WQN”). In April 2006, we sold DTNet Technologies to a former officer of the Company. In October 2006 we terminated our Marketing and Distribution Agreement with Phone House, Inc., a wholesale prepaid telephone calling card business acquired in our WQN acquisition. On June 27, 2007 we sold substantially all of the tangible operating assets utilized by our Dallas, Texas, division that were acquired in our WQN acquisition.

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

Our Technology and Network

Our proprietary softswitch technology was developed in-house using protocol agnostic architecture, enabling virtually any network protocol, from legacy switches to the latest Multi-Protocol Label Switching (“MPLS”) standards, to communicate with our softswitches. Older, legacy technology uses hardware such as physical switches to route calls. Our technology approach enables us to integrate our network directly into the public switched telephone networks, with more limited capital expenditure costs.

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

Hardware Sales Segment

Our hardware sales subsidiary, doing business as DTNet Technologies, operated a fulfillment center in Clearwater, Florida, from which we sold a variety of VoIP hardware and broadband components to broadband service providers. These products included cable modems, DSL modems, AV power line and home plug adapters, and multimedia terminal adapters. In April 2006, we sold DTNet Technologies to our former Chief Operating Officer, and its operations have since been accounted for as discontinued.

OUR STRATEGY

Our objective is to provide reliable, scalable, and competitively-priced worldwide VoIP communication services with unmatched quality. We plan to achieve this objective by delivering innovative technologies and services while balancing the needs of our customers with the needs of our business. We intend to bring high quality voice products and services at an affordable price to other communication providers, businesses and residential consumers to enhance the ways in which these customers communicate with the rest of the world. Recognizing that basic voice service is a commodity item that does not drive significant profits, we plan to provide basic services to customers that will lead into margin expansion as more advanced features are offered on our network, including initiating phone calls from computers without dialing (click-to-call technology), checking voicemail, faxes, and emails from a single computer in-box (unified messaging), providing audio and video teleconferencing, and offering VoIP services with leased lines.

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

Competition

We compete primarily in the market for enhanced IP communications services. This market is highly competitive and has numerous service providers. The market for enhanced Internet and IP communications services is new and rapidly evolving. We believe that the primary competitive factors determining success in the Internet and IP communications market are:

•	Quality of service;
•	Breadth and depth of service offerings;
•	Ability to custom create innovative solutions;
•	Ability to meet and anticipate customer needs through multiple service offerings and feature sets;
•	Responsive customer care services; and
•	Price.

Future competition could come from a variety of companies both in the Internet and telecommunications industries. These industries include major companies that have greater resources and larger customer bases than we have, and have been in operation for many years. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, including instant messaging, PC-to-PC and PC-to-Phone services, and broadband phone services.

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

Our primary competitors include:

•	Carriers operating in the U.S. and abroad, including Level 3, Global Crossing, Cogent Communications Group, Inc., XO Holdings, Inc., US LEC Corporation, Pac-West Telecomm, Inc.; and
•	Subscriber-based service provider competitors, including Vonage, Packet8, DeltaThree, SunRocket, Time Warner, Comcast, and Net2phone.

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

FCC Regulation of Interconnected VoIP Services

There are a number of regulatory proceedings underway or being considered by federal and state authorities, including the FCC and state regulatory agencies, that could potentially impact providers of interconnected VoIP services like us. Currently, providers of interconnected VoIP services are largely unregulated in the United States particularly when compared to providers of traditional telecommunications services. On March 10, 2004, the FCC adopted a Notice of Proposed Rulemaking, which will address a variety of issues concerning the regulatory treatment of VoIP telephony. We cannot predict the outcome of this proceeding. Should the FCC adopt additional regulations that would be applicable to interconnected VoIP providers like us, our costs of doing business would likely increase and would make our services less competitive with traditional providers of telecommunications services.

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

In June 2006, the FCC determined that providers of interconnected VoIP services must contribute to the federal Universal Service Fund, or USF. For a period of at least two quarters beginning October 1, 2006, we will be required to contribute to the USF for its subscribers' retail revenues as well as through its underlying carriers' wholesale charges. The impact of this obligation is to either increase prices for our services to our customers or to reduce our profit margin. This could have a material adverse effect on our financial position, results of operations and cash flows. The FCC Order applying USF contributions to interconnected VoIP providers is currently under appeal, and the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings cannot be determined at this time.

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

Pursuant to the subscription agreements under which certain investors purchased notes, common stock and warrants in 2005 and 2006, we agreed to register the securities purchased for resale by those investors under the Securities Act of 1933, as amended, within a specified time. Because we failed to comply with these requirements, we currently owe liquidated damages of $2,200,631 plus 76,761 shares of common stock, and will continue to incur liquidated damages amounting to $278,432 per month until there are effective registration statements covering the notes and warrants. Because we are incurring substantial liquidated damages on a monthly basis, our failure to comply with the terms of the notes and warrants could continue to have an adverse effect on our financial position and our results of operations. We are currently contractually obligated to register approximately 13.5 million shares, warrants and options. There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, in which case we would continue to be unable to satisfy our contractual obligations to register shares.

Our substantial debt could adversely affect our financial position, operations and ability to grow.

As of December 31, 2006, our total liabilities were approximately $32.9 million, most of which are classified as current. Our substantial indebtedness could have adverse consequences in the future. For example, it could:

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

Our balance sheet at December 31, 2006 includes approximately $16.8 million in goodwill and approximately $9.2 million in other intangible assets recorded in connection with our acquisitions. We recorded a significant additional amount of goodwill and intangible assets as a result of our acquisition in May 2005 of Caerus and its subsidiaries.

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

Section 404 of Sarbanes-Oxley and the rules and regulations of the Securities Exchange Commission (the “Commission”) associated with Sarbanes-Oxley, which we refer to as Section 404, require a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on, and its independent auditors to attest to, these controls. We are required to comply with Section 404 not later than our fiscal year ending December 2007. We are currently evaluating our strategy to begin performing the system and process documentation, evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. As reported in Item 9A. Controls and Procedures beginning at page 32, we have concluded that our disclosure controls and procedures, and our financial reporting controls, are currently ineffective. Further, in the course of our ongoing evaluation, we may identify additional areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our documentation, evaluation, testing and remediation actions or the impact of the same on our operations, and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such actions could adversely affect our results of operations, cash flows and financial condition.

We have a history of losses and negative cash flows from operations, and we anticipate such losses and negative cash flows will continue.

We have incurred significant losses since inception, and we anticipate continuing to incur significant losses for the foreseeable future. Our net loss for the fiscal years ended December 31, 2006 and 2005 was approximately $41.2 million and $28.3 million, respectively. Our net cash used for operating activities for these same periods was approximately $12.4 million and $17.6 million, respectively. As of December 31, 2006, our accumulated deficit was approximately $76.0 million. Our revenues may not grow or even continue at their current level. We will need to significantly increase our revenues and gross margins to become profitable. In order to increase our revenues, we need to attract and maintain customers to increase the fees we collect for our services. If our revenues do not increase as much as we expect, we may never be profitable. Even if our revenues increase, if we are unable to generate sufficiently profitable margins on these revenues, we may never be profitable. If we become profitable, we may not be able to sustain or increase profitability.

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

Our business strategy is to expand our revenue sources by providing IP communications services to several different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Substantially all of our consolidated revenues for the year ended December 31, 2006 were derived from one customer, and our gross margins for these revenues were negative. Currently, our revenues are generated by providing termination services for other carriers and end users.. These services have not been profitable to date and may not be profitable in the future.

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

Additionally, our success depends on our ability to handle a large number of simultaneous calls. We expect that the volume of simultaneous calls will increase significantly as we expand our operations. If this occurs, additional stress will be placed upon the network hardware and software that manages our traffic. We cannot assure stockholders of our ability to efficiently manage a large number of simultaneous calls. If we are not able to maintain an appropriate level of operating performance, or if our service is disrupted, then we may develop a negative reputation, and our business, results of operations, and financial condition could be materially adversely affected.

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

We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We may have difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we were unable to attract and retain the technical and managerial personnel necessary to support and grow our businesses, our business would likely be materially and adversely affected.

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

•	Diversion of management's attention and resources from our existing businesses;

•	Significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;

•	The incurrence of debt and contingent liabilities or impairment charges related to goodwill and other long-lived assets;

•	Difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;

•	Regulatory and tax risks relating to the new or acquired business;

•	The risks of entering geographic and business markets in which we have limited (or no) prior experience;

•	The risk that the acquired business will not perform as expected; and

•	Material decreases in short-term or long-term liquidity.

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

In addition, traditional carriers, cable companies and satellite television providers are bundling services and products not offered by us with Internet telephony services. While this provides us with the opportunity to offer these companies our products and services as a way for them to offer Internet telephony services, it also introduces the risk that they will introduce these services on their own utilizing other options while at the same time making it more difficult for us to compete against them with direct-to-consumer offerings of our own. If we are unable to provide competitive service offerings, we may lose existing users and be unable to attract additional users. In addition, many of our competitors, especially traditional carriers, enjoy economies of scale that result in a lower cost structure for transmission and related costs, and which cause significant pricing pressures within the industry. In order to remain competitive we intend to increase our efforts to promote our services, and we cannot be sure that we will be successful in doing this.

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

Third parties might infringe upon our proprietary technology, and we could be deemed to have infringed upon others' proprietary technology.

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

Many of our existing convertible debt and warrant agreements contain “favored nations” clauses, whereby their related conversion or exercise prices automatically ratchet downward to match potentially more favorable terms issued to new security holders. This has the effect of increasing the number of our common shares issuable upon the assumed conversion or exercise of our existing convertible debt and warrants. Existing conversion or exercise prices related to financing agreements with favored nations clauses have been ratcheted to as low as $3.60 per share. If future issuances of securities are made at conversion or exercise prices with terms more favorable than this, existing shareholders could be significantly diluted.

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

Our authorized shares of stock consist of 400,000,000 shares of common stock. As of March 28, 2007, 4,930,485 common shares (98,609,701 shares pre-split) were issued and outstanding, and approximately 12.1 million additional shares (242.1 million shares pre-split) are currently issuable upon the conversion of all convertible debt, and the exercise of all options and warrants. We are also required to reserve an additional 3.8million common shares (76.6 million shares pre-split) under our various financing agreements and stock option plans. We will need to seek future shareholder approval of additional common shares to meet these obligations. If such approval is not obtained, we will be unable to satisfy all of the contractual obligations we have undertaken to issue and reserve future shares of common stock. Also if significant numbers of additional common shares are issued as allowed for above or in conjunction with new financing, our current shareholders would experience significant dilution of their ownership, and our stock price per share could decline substantially. The following table specifies, for each listed obligation, the common shares issuable upon the conversion of all convertible debt and the exercise of all options and warrants, additional reservation requirements, and planned common share issuances upon approval of our proposed increase in our authorized common shares.

	Additional Common Stock Outstanding				Additional Reservation			Current	Minimim Total
	Upon Conversion/Exercise [1]				Requirements [2]			Obligations	Additional
	Convertible				Convertible			To Issue	Authorized
	Notes	Warrants	Options	Subtotal	Notes	Options	Subotal	Shares [3]	Shares Required

May 2005 private placement	-	124,349	-	124,349	-	-	-	76,761	201,110
July and October 2005 convertible notes and warrants	135,707	185,678	-	321,385	636,539	-	636,539	500,834	1,458,758
January and February 2006 convertible notes and warrants	2,320,307	453,706	-	2,774,013	525,712	-	525,712	308,254	3,607,979
November 2005 financing agreement	-	111,250	-	111,250	-	-	-	236,806	348,056
WQN, Inc.	1,098,906	-	-	1,098,906	-	-	-	-	1,098,906
October 06 convertible notes and warrants	807,188	518,907	-	1,326,095	807,188	-	807,188	-	2,133,283
January 07 convertible notes	532,662	-	-	532,662	-		-	-	532,662
February 07 convertible notes	1,162,220	1,066,034	-	2,228,254	1,162,220		1,162,220	-	3,390,474
Nov/Dec 06 & Jan 07 bridge notes	-	121,095	-	121,095	-	-	-	200,000	321,095
2004 Stock Option Plan	-	-	-	-	-	200,000	200,000	-	200,000
2006 Stock Option Plan	-	-	-	-	-	500,000	500,000	-	500,000
Securities owned by consulting and other professional firms	-	217,467	15,283	232,750	-		-	108,500	341,250
Current and former officer and employee securities [4]	-	311,250	78,125	389,375	-	-	-	1,171,761	1,561,136
Securities owned by or owed to shareholders	-	194,620	-	194,620	-	-	-	48,965	243,585

Totals	6,056,990	3,304,356	93,408	9,454,754	3,131,659	700,000	3,831,659	2,651,881	15,938,294

1 These columns represent common shares issuable upon the hypothetical conversion of outstanding convertible debt, and the exercise of all outstanding warrants and options.
2 These columns represent contractual requirements to reserve specified or computed numbers of common shares from our authorized capital, in addition to the conversion/exercise amounts referred to in footnote 1.
3 These are common shares that are contractually owing to various individuals or firms, and are expected to be issued after our authorized shares are increased. (See Note R to our December 31, 2006 consolidated financial statements for subsequent authorized common stock increase.)
4 In addition, our Chief Executive Officer and Chief Operating Officer may receive additional options sufficient to maintain their common share ownership at 5% and 8%, respectively.

Item 2. Properties

Our headquarters are in Altamonte Springs, Florida. Following is a description of these facilities, which are leased, as of December 31, 2006.

Location	Purpose	Approx. Sq. Ft.	Annual Rent

151 S. Wymore Rd, Suite 3000 Altamonte Springs, FL 32714	Network facilities and corporate offices	11,500	$208,000

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

On January 2, 2007, an Amended Case Management and Scheduling Order was entered which imposed a May 18, 2007 discovery cutoff; a June 5, 2007 pre-trial conference; and a June 18, 2007 time-certain trial. On January 11, 2007, MCI WorldCom and Volo/Caerus participated in a Court-ordered mediation conference. The parties engaged in further settlement discussions in February and March 2007, which ultimately led to an agreement to terms to settle the litigation and the signing of a mutually acceptable settlement term sheet on March 27, 2007. The term sheet contains a due diligence provision that, upon completion under certain circumstances, permits MCI WorldCom to decide whether or not to proceed with the settlement. The parties' contemplate finalizing and executing mutually acceptable settlement documents reflecting the confidential settlement term sheet before the case is be dismissed.

In the event the parties withdraw from the settlement, we are currently unable to assess the likelihood of a favorable or unfavorable outcome. In that event, it is not clear whether or not the Court will hold the parties to the previously-ordered June 2007 trial.

Cross Country Capital Partners, L.P.

On or about September 25, 2006, Cross Country Capital Partners, L.P. (“Cross Country”) filed suit against us in the District Court, 116 th Judicial Circuit, Dallas County, Texas. Cross Country asserts a claim for breach of contract in connection with a securities purchase agreement entered into with us. Cross Country also seeks specific performance of the securities purchase agreement at issue. Cross Country seeks unspecified damages and attorneys' fees, which fees are provided for in the securities purchase agreement and under Texas law. On or about December 14, 2006, we filed our Answer denying any wrongdoing and asserting numerous affirmative defenses. We intend to vigorously defend this matter but are unable to assess the outcome of this litigation or its impact on our financial condition and results of operations.

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Market Information

The common stock is traded on the OTCBB under the symbol “VOIC.” The following quotations reflect the high and low for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
12/31/06	$9.40	$5.80
9/30/06	13.60	5.20
6/30/06	25.80	9.80
3/31/06	52.40	25.60
12/31/05	41.40	25.40
9/30/05	46.00	19.00
6/30/05	33.00	20.60
3/31/05	81.60	32.20

Holders

As of March 22, 2007 there were approximately 424 shareholders of record and an unknown number of beneficial holders holding through brokers.

Common Stock

We are authorized to issue up to 400,000,000 shares of common stock, par value $.001 per share. As of March 28, 2007, approximately 4,930,485 shares of our common stock were issued and outstanding.

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

	2002 (1)	2003 (1)	2004 (1)	2005 (1)	2006 (1)
Revenues	$-	$-	$1,020,285	$6,321,115	$5,933,248
Gross profit (loss)	-	-	265,687	(1,513,009)	(2,691,628)
Operating expenses	-	-	5,573,575	20,361,386	28,849,397
Loss from continuing operations	$-	$-	$(5,307,888)	$(23,145,900)	$(39,232,761)
Net loss	$(61,926)	$(352,968)	$(5,862,120)	$(28,313,333)	$(41,196,512)

Net loss per share:
Loss from continuing operations	$-	$-	$(7.27)	$(12.04)	$(10.42)
Net loss	$(0.80)	$(4.00)	$(8.03)	$(14.72)	$(10.94)

Summary cash flow data:
Net cash used in operating activities	$-	$(78,706)	$(3,330,574)	$(17,601,150)	$(12,371,474)
Net cash provided by (used in) investing activities	73,849	82,196	479,594	(4,909,352)	(6,495)
Net cash provided by financing activities	-	-	3,988,618	24,598,110	9,239,396

Balance Sheet Data (at period end):
Cash	9	3,499	1,141,137	3,228,745	90,172
Property and equipment	-	-	389,528	9,687,470	6,604,285
Goodwill and other intangible assets	-	-	1,713,301	29,125,481	25,992,034
Total assets	530,230	259,459	8,672,548	49,215,068	35,928,963
Long term obligations	-	-	-	245,248	222,669
Total liabilities	68,970	151,167	1,027,727	22,349,148	32,884,147
Total shareholders' equity	461,260	108,292	7,644,821	26,865,920	3,044,816
Book value per share	$5.96	$1.25	$6.30	$9.03	$0.62
Cash dividends per share	$-	$-	$-	$-	$-

(1)
Operations relating to Millennia Tea Masters, DTNet Technologies, Phone House, Inc. and the Dallas, Texas tangible assets acquired from WQN, Inc. were discontinued in 2004, 2005, 2006, and 2007, respectively. Operating results prior to these events were reclassified as discontinued operations.

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

Consolidated Summary

Balance Sheet Data:	December 31,
	2006 (2)	2005 (1)(2)
	(Reclassified)	(Reclassified)

Goodwill and other intangible assets	$25,992,034	$29,125,481
Total assets	35,928,963	49,215,068
Notes and loans payable, current	2,574,835	4,685,236
Total liabilities	32,884,147	22,349,148
Shareholders' equity	3,044,816	26,865,920

Statement of Operations Data:	For the Year Ended December 31,
	2006 (2)	2005 (1)(2)	2004 (2)
	(Reclassified)	(Reclassified)

Revenues	$5,933,248	$6,321,115	$1,020,285
Cost of sales	8,624,876	7,834,124	754,598
Gross profit (loss)	(2,691,628)	(1,513,009)	265,687
Operating expenses	28,849,396	20,361,386	5,573,575

Loss from continuing operations	(31,541,022)	(21,874,395)	(5,307,888)
Other expenses, net	7,691,737	1,271,505	-

Loss before discontinued operations	(39,232,760)	(23,145,900)	(5,307,888)
Loss from discontinued operations	(1,963,751)	(5,167,433)	(554,232)

Net loss	$(41,196,512)	$(28,313,333)	$(5,862,120)

Per common share:
Loss before discontinued operations	$(10.42)	$(12.03)	$(7.27)
Net loss	$(10.94)	$(14.72)	$(8.03)

(1)	Includes the results of Caerus, Inc. and subsidiaries (“Caerus”) subsequent to their acquisition in May 2005.

(2)
Adjusted to reflect discontinued operations classification pertaining to the sale of our DTNet Technologies subsidiary in April 2006, the October 2006 termination of our Marketing and Distribution Agreement with Phone House, Inc., a wholesale prepaid telephone calling card business acquired in our WQN acquisition, and the June 2007 sale of our tangible operating assets utilized by our Dallas, Texas, division also acquired in our WQN acquisition.

Comparability of Results

The comparability of our results of operations is significantly impacted by the acquisition in May 2005 of Caerus. The following table presents our pro forma results of operations for the year ended December 31, 2005, assuming this business combination had occurred at the beginning of 2005.

Revenues	$15,585,624
Net loss	(36,352,750)
Net loss per share	(18.90)

Reclassification of Financial Statements

As a result of the June 27, 2007 sale of substantially all of the tangible operating assets utilized by our Dallas, Texas division, we have reclassified our financial position, results of operations, and cash flows related to this division since the date of its acquisition in October 2005 to reflect discontinued operations accounting treatment. The following tables set forth the impact of this reclassification on certain amounts previously reported in our consolidated financial statements as of and for the years ended December 31, 2006 and 2005.

	Year Ended
	December 31, 2006		December 31, 2005
	Previously		Previously
Statement of Operations Data	Reported	Reclassified	Reported	Reclassified

Revenues	$14,676,948	$5,933,248	$8,945,868	$6,321,115
Cost of sales	14,685,010	8,624,876	10,245,516	7,834,124

Gross profit (loss)	(8,062)	(2,691,628)	(1,299,648)	(1,513,009)

Operating expenses	31,015,685	28,849,396	21,063,041	20,361,386
Other expenses	8,192,812	7,691,737	1,432,305	1,271,505

Net loss before discontinued operations	(39,216,559)	(39,232,761)	(23,794,994)	(23,145,900)

Loss from discontinued operations	(1,979,953)	(1,963,751)	(4,518,339)	(5,167,433)

Net loss	$(41,196,512)	$(41,196,512)	$(28,313,333)	$(28,313,333)

	December 31, 2006		December 31, 2005
	Previously		Previously
Balance Sheet Data	Reported	Reclassified	Reported	Reclassified

Current assets	$1,277,238	$871,091	$5,035,536	$4,284,006
Property and equipment, net	6,860,233	6,604,285	10,141,872	9,687,470
Goodwill and other intangible assets	32,687,822	25,992,034	36,044,271	29,125,481
Net assets of discontinued operations	-	2,367,007	1,767,475	5,875,253
Other assets	99,828	94,546	349,205	242,858

Total assets	$40,925,121	$35,928,963	$53,338,359	$49,215,068

Current liabilities	$37,657,636	$32,661,478	$26,227,191	$22,103,900
Other liabilities	222,669	222,669	245,248	245,248
Total shareholders' equity	3,044,816	3,044,816	26,865,920	26,865,920

Total liabilities and shareholders' equity	$40,925,121	$35,928,963	$53,338,359	$49,215,068

Revenues

Our consolidated revenues for the years ended December 31, 2006 and 2005 (reclassified to exclude revenues from discontinued operations, and as a result include primarily revenues from our Caerus operations) were $5.9 million and $6.3 million, respectively. Revenues in 2006 reflect twelve months of Caerus operations, whereas 2005 revenues reflect Caerus revenues since its acquisition on May 31, 2005. Caerus revenues declined in 2006 due to lower traffic on our network. Our consolidated loss before discontinued operations was $39.2 million ($10.42 per share) for the year ended December 31, 2006, as compared to a loss before discontinued operations of $23.1 million ($12.04 per share) for the year ended December 31, 2005. The increase in our loss from 2005 to 2006 reflects the inclusion of the results of Caerus from the date of its acquisition, coupled with increased financing activities. Substantially all of the Caerus revenues for 2006 were generated by one customer. Our results for 2006 and 2005 include losses before discontinued operations of $13.3 million and $7.9 million, respectively, generated by our Caerus business.

Our consolidated revenues for the years ended December 31, 2005 and 2004 (reclassified to exclude revenues from discontinued operations) were $6.3 million and $1.0 million, respectively. Our consolidated loss before discontinued operations was $23.1 million ($12.04 per share) for the year ended December 31, 2005, as compared to a loss before discontinued operations of $5.3 million ($7.27 per share) for the year ended December 31, 2004. The increases in our revenues and net loss from 2004 to 2005 reflect the inclusion of the results of Caerus from the date of its acquisition. Substantially all of the Caerus revenues for 2005 were generated by one customer. Our results for 2005 include a loss before discontinued operations of $7.9 million generated by our Caerus business.

Cost of Sales and Gross Profit (Loss)

Consolidated cost of sales was $8.6 million and $7.8 million for the years ended December 31, 2006 and 2005 (reclassified to exclude revenues from discontinued operations), respectively. This increase reflects the inclusion of the results of Caerus from the date of its acquisition, coupled with an increase in Caerus’s costs paid to third party vendors to terminate the calls of our customers. The negative gross profit of $2.7 million (45% of revenues) in 2006 reflects costs paid to third party vendors that exceeded the revenues we charged to terminate the calls of our customers. We do not expect to generate substantial positive margins on our network traffic until such time as we are able to (1) increase the overall volume of traffic handled by our network by growing our customer base and (2) continue to lower the average cost per minute we pay for call termination through negotiation of more favorable pricing, expanding our selection of third party vendors, and continuing to improve our routing process to ensure we are using the lowest cost route available to us to terminate each call.

Consolidated cost of sales was $7.8 million and $0.8 million for the years ended December 31, 2005 and 2004 (reclassified to exclude revenues from discontinued operations), respectively. This increase reflects the inclusion of the results of Caerus from the date of its acquisition. The negative gross profit of $1.5 million (24% of revenues) in 2005 reflects costs paid to third party vendors that exceeded the revenues we charged to terminate the calls of our customers.

Operating Expenses

Consolidated operating expenses were $28.8 million and $20.4 million for the years ended December 31, 2006 and 2005 (reclassified to exclude operating expenses from discontinued operations), respectively. Compensation and related expenses accounted for $5.4 million of the increase from 2005. Included in 2006 compensation is $7.9 million of non-cash expenses connected to employee options and warrants, primarily related to current and former officers, including $4.9 million of employment termination-associated expenses related to former officers. Professional, legal and consulting expenses increased by $4.7 million, due primarily to attorneys' fees related to the litigation discussed in Note K to our consolidated financial statements, and to costs associated with maintaining our increasingly complex financing structure and SEC filings, as well as increased investor relations activities in 2006. Depreciation and amortization increased $1.7 million in 2006, due primarily to a full year of amortization of intangible assets relating to the acquisition of Caerus assets in 2005.

We incurred significantly greater corporate operating expenses in 2005 ($20.4 million) than in 2004 ($5.6 million) (reclassified to exclude operating expenses from discontinued operations), due to the increased size and complexity of our operations, resulting from the acquisition of Caerus assets in 2005. Included in 2005 operating expenses are $7.1 million in compensation and benefits, $4.8 million in commissions and fees paid to third parties primarily in connection with our capital raising efforts, professional and legal fees of $1.9 million, $2.9 million of depreciation and amortization, and $3.7 million of general and administrative expenses.

Other Expenses, Net

Consolidated net other expenses were $7.7 million and $1.3 million for the years ended December 31, 2006 and 2005 (reclassified to exclude other expenses from discontinued operations), respectively. Amortization of debt discounts, the primary component of our reported interest expense, increased by $5.8 million in 2006, reflecting our significantly higher convertible note balances in 2006 used to finance our operations, all which were issued at significant discounts as part of our fund raising activities. Financing penalties and expenses amounted to $6.4 million in 2006 (none in 2005), related primarily to our lack of compliance with the securities registration requirements in many of our financing agreements, as discussed in Note H to our consolidated financial statements. Of this $6.4 million, $5.7 million was paid or is payable in our common stock or warrants. We also incurred $1.1 million in 2006 (none in 2005) of litigation charges related to the litigation discussed in Note K to our consolidated financial statements.

We had insufficient authorized common shares to satisfy the warrant obligations associated with the convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), the $3,526,077 initial value of these warrants at their issuance dates was recorded as a debt discount and a warrant liability on our consolidated balance sheet. In addition, $770,314 of the proceeds received from the May 2006 warrant repricing and exercise as discussed on page 31 were allocated to these warrants, and recorded as a warrant liability on our balance sheet. Also, the May 2006 warrant repricing to $15.60 per share triggered contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $15.60 per share. The effect was to increase the number of fully diluted shares of common stock to approximately 6.45 million (129 million pre-split), relative to our authorized 100 million common shares. Our total warrants then outstanding were approximately 1.4 million (28 million pre-split). Per EITF 00-19, we then began classifying all remaining warrants as a liability, transferring $5,406,284 from additional paid-in capital to fair value liability for warrants on our consolidated balance sheet. The warrant liabilities have since been marked-to-market, resulting in a $5,102,731 liability at December 31, 2006, and a corresponding $7,226,430 noncash credit to earnings for the year ended December 31, 2006. Future changes in the market value of these warrants can have a material effect on our operating results.

Consolidated net other expenses were $1.3 million and $0 for the years ended December 31, 2005 and 2004 (reclassified to exclude other expenses from discontinued operations), respectively. The expenses for 2005 include $1.5 million of interest expense reflecting the buildup of interest-bearing debt that began in 2005, partially offset by a $206,184 gain on the sale of fixed assets.

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

Effective June 27, 2007, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with WQN, Inc., a Texas corporation (the “Purchaser”), pursuant to which we sold substantially all of the tangible operating assets utilized by our Dallas, Texas subsidiary, VoIP Solutions, Inc. (the "Assets"), to the Purchaser.  Our patents were not sold. Pursuant to the Purchase Agreement, the Purchaser acquired the Assets for a purchase price consisting of (1) a cash payment of $400,000; (2) 4% of the defined monthly revenues related to the Assets in excess of $200,000 during the first year following execution of the Purchase Agreement; (3) 3% of the defined monthly revenues related to the Assets in excess of $150,000 during the second year following execution of the Purchase Agreement; and (4) 2% of the defined monthly revenues related to the Assets in excess of $100,000 during the third year following execution of the Purchase Agreement.

The following summarizes the combined operating results of DTNet Technologies, the calling card business of Phone House, Inc., and the Dallas, Texas assets of VoIP Solutions, Inc., for the years ended December 31, 2006, 2005 and 2004 (through the respective dates of sale or termination), and their respective financial position as of December 31, 2006 and 2005, classified as discontinued operations for all periods presented.

Statement of Operations	Year ended December 31,
	2006	2005	2004
Revenues	$23,052,166	$9,186,030	$807,908
Cost of sales	20,028,689	8,497,539	617,547
Gross profit	3,023,477	688,491	190,361

Compensation and benefits	957,236	582,919	-
Asset impairment charges	1,775,223	4,173,452	-
Other operating expenses	1,753,694	938,753	744,593
Interest expense	501,075	160,800
Net loss	$(1,963,751)	$(5,167,433)	$(554,232)

	December 31,
Balance Sheet	2006	2005

Current assets	$406,315	$2,159,925
Property and equipment, net	255,948	468,037
Goodwill and other intangible assets	6,695,788	7,955,891
Other assets	5,282	106,347
Total assets	7,363,332	10,690,200

Less current liabilities	4,996,325	4,814,947
Net assets of discontinued operations	$2,367,007	$5,875,253

Results by Segment

Our operations formerly consisted of three segments: Telecommunication Services, Hardware Sales and Calling Card Sales. However, with our sale of DTNet Technologies, the termination of our Marketing and Distribution Agreement with Phone House, Inc., and the sale of substantially all of the tangible operating assets utilized by our Dallas, Texas division, all referred to above, these former segments are being accounted for as discontinued operations, and prior period financial statements have been appropriately reclassified. Also as a result of these discontinued operations, our operations currently consist of one segment, Telecommunication Services. Therefore, separate segmented financial results are not presented.

Assets

Total assets (adjusted for discontinued operations classification) at December 31, 2006 were $35.9 million, down from $49.2 million at December 31, 2005. The decrease is due in part to $4.6 million of depreciation and amortization of property and equipment and intangible assets other than goodwill in 2006. Our cash balance also declined by $3.1 million in 2006, primarily related to our operating loss. In addition, net assets from discontinued operations decreased by $3.5 million in 2006 due to our sale of DTNet Technologies in 2006, coupled with a 2006 impairment loss for contract cancellation charges related to Phone House, Inc.

Goodwill and other intangible assets comprised 72% of our consolidated total assets at December 31, 2006, attributable primarily to the acquisition of Caerus assets.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $90 thousand at December 31, 2006. Our consolidated net cash used in operating activities for the year ended December 31, 2006, was $12.4 million, due primarily to the losses described above. We funded our operating activities principally through financing activities that generated net proceeds of $17.0 million ($9.2 million net of debt repayments) during the year ended December 31, 2006. At December 31, 2006 our negative working capital was $31.8 million.

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

At December 31, 2006, our contractual obligations for debt, leases and capital expenditures totaled approximately $25.3 million. Included in this amount is approximately $2.4 million due on a loan from Cedar Boulevard Lease Funding LLC (“Cedar”). This loan bears interest at 17.5%, and is repayable through May 2007. The loan agreement contains customary covenants and restrictions and provides the lender the right to a perfected, first-priority security interest in all of our assets. On February 1, 2007 Cedar assigned its rights under a subordinated loan and security agreement, as amended, including the note payable with a current principal balance of $1,917,581 and the related security interest, to a group of institutional investors. Also on February 1, 2007 the note's terms were amended to allow conversion of any unpaid principal balance into our restricted common stock at $5.20 per share. In conjunction with our February 2007 financing discussed below, on February 16, 2006 the note's common stock conversion rate was reduced to $3.60 per share.  We were in violation of certain requirements of this debt facility at December 31, 2006, and have not made scheduled principal and interest payments. However, the lenders have currently not declared this loan in default. As a result, the full amount of the loan at December 31, 2006 has been classified as current.

In July and October 2005 we issued and sold $3,085,832 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of our common stock, at an original conversion rate of $16.00 per share. These investors also received five-year warrants to purchase 48,217 shares of our common stock for $27.52 per share, five-year warrants to purchase 48,217 shares of our common stock for $33.01 per share, and one-year warrants to purchase 96,433 shares of our common stock for $32.00 per share. The investors also received “favored nations” rights such that for our future securities offerings at a price per share less than the above conversion rate or warrant exercise prices, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on our assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $488,543 and $1,496,804 at December 31, 2006 and 2005, respectively. Half of these notes became payable beginning in October 2005 and the other half beginning in January 2006 (three months following their respective issuances) over two years in cash or, at our option, in registered common stock at the lesser of $16.00 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”). In May 2006, we repriced these warrants to $15.60 per share, at which time these warrants were exercised, resulting in net proceeds to us of $2,740,120. We then issued warrants to the investors to purchase a like number of shares for $16.00 per share. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were effectively reduced to $5.20 per share. As a result of the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $3.60 per share. At December 31, 2006, we had not made scheduled principal payments of $118,930 on these notes. Beginning October 2005, we were in violation of the registration requirements contained in the October 2005 subscription agreements, and beginning July 2006 we were in violation of the registration requirements contained in the July 2005 subscription agreements. As a result, we owed related liquidated damages of $343,034 at December 31, 2006, and will incur additional damages of $40,494 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

In January and February 2006, we issued and sold $11,959,666 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of our common stock at an original conversion rate of $26.36 per share. These investors also received five-year warrants to purchase 226,853 shares of our common stock for $29.18 per share, and one-year warrants to purchase 226,853 shares of the our common stock for $31.83 per share. The investors also received “favored nations” rights such that for our future securities offerings at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on our assets. The principal balance of the notes was $8,353,101 at December 31, 2006, and all the notes bear interest at an effective rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at our option, in registered common stock at the lesser of $26.36 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $20.00 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at our option, in registered common stock at the lesser of $20.00 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $16.00 per share. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) was effectively reduced to $5.20 per share, and the outstanding warrants were re-priced to $9.50 per share. As a result of the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $3.60 per share. At December 31, 2006, we had not made scheduled principal payments of $1,083,782 on these notes. Beginning April 2006, we were in violation of the registration requirements of the secured notes, and beginning May 2006, we were in violation of the registration requirements of the unsecured notes. In May 2006, we issued an aggregate of 8,319 shares to the secured investors in satisfaction of then-existing secured non-registration liquidated damages. We owed additional liquidated damages of $694,514 at December 31, 2006, and will incur additional damages of $129,014 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

On October 17, 2006, we issued and sold $2,905,875 in secured convertible notes to twelve institutional investors, for a net purchase price of $2,324,700 (after a 20% original issue discount) in a private placement. The investors also received five-year warrants to purchase a total of 518,907 shares of our common stock at an exercise price of $8.14 per share. These convertible notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of the convertible notes into shares of our common stock at an original conversion rate of $5.60 per share. The investors also received “favored nations” rights such that for future securities offerings by us at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. As a result of the favored nations provision discussed above and the February 2007 financing agreements described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were reduced to $3.60 per share. Pursuant to the subscription agreement, we were to obtain shareholder approval to increase our authorized common stock to 400,000,000 shares and file an amendment to its articles of incorporation by December 20, 2006. Failing this, the holders of the convertible notes are entitled to liquidated damages that will accrue at the rate of two percent of the amount of the purchase price of the outstanding convertible notes per month during such default. We also agreed to file registration statements covering the resale of 130% of the shares of common stock that may be issuable upon conversion of the convertible notes, and 100% of the shares of common stock issuable upon the exercise of the warrants. The first such registration statement was to be filed on or before January 2, 2007 and declared effective by March 31, 2007. Because we were in violation of these authorized share and registration requirements, liquidated damages have been accruing at the rate of $58,925 per month since December 20, 2006. (See Note R to our December 31, 2006 consolidated financial statements on page 73 for subsequent authorized common stock increase.) While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

On February 16, 2007, we issued and sold $3,462,719 in secured convertible notes (“Convertible Notes”) to a group of institutional investors, for a net purchase price of $2,770,175 (after a 20% original issue discount) in a private placement. $900,000 of the proceeds (before closing costs of $67,512) were paid in cash to us at closing, and $1,870,175 of the proceeds were used to repay fourteen outstanding promissory notes (including related accrued interest and a 10% premium on the promissory notes' total principal of $1,666,667) held by five of the investors in the private placement. The investors also received five-year warrants to purchase a total of 961,867 shares of our common stock at an effective exercise price of $3.60 per share. These Convertible Notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on February 16, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of our common stock at the conversion rate of $3.60 per share, subject to adjustment as provided in the notes. The investors also received “favored nations” rights such that for our future securities offerings at a price per share less than the above conversion rate or warrant exercise price, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. Pursuant to the related subscription agreement, two of the investors are to receive due diligence fees totaling $346,272, in the form of convertible notes having the same terms and conversion features as the Convertible Notes. Also pursuant to the subscription agreement, we agreed to issue a total of 200,000 common shares to the former holders of the above-referenced promissory notes, in lieu of and in payment for accrued damages associated with these promissory notes. Said common share issuance is required no later than April 15, 2007. Also pursuant to the subscription agreement, we must obtain the authorization and reservation of our common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the notes, and 100% of the common shares issuable upon the exercise of the warrants by April 15, 2007. Failing this authorization and reservation, the holders of the Convertible Notes will be entitled to liquidated damages that will accrue at the rate of two percent of the amount of the purchase price of the outstanding Convertible Notes for each thirty days or pro rata portion thereof during such default.

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

In October 2005, we acquired substantially all of the operating assets and liabilities of WQN, Inc. for a total purchase price of $9.8 million. The acquisition was funded in part with the issuance of a convertible note in the principal amount of $3.7 million. A debt discount was established to reflect an effective interest rate of 20%, bringing the original net note payable value to $3,216,000. The note is secured by a subordinated lien on our consolidated assets. The principal balance of the note was $3,700,000 at December 31, 2006. The note, bearing a nominal interest rate of 6%, became payable beginning February 2006 over 12 months in cash or, at our option, in Series A preferred stock (subsequently authorized - see Note R) at $10.00 per share or in common stock at an original $1.06 per share. WQN received “favored nations” rights such that for future securities offerings by us at a price per share less than this conversion price, this common stock conversion price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described in Note R to our consolidated financial statements on page 73, the note's common stock conversion rate was effectively reduced to $0.18 per share. At December 31, 2006, we had not made scheduled principal payments of $3,391,667. WQN has agreed to subordinate its repayment claim to the convertible note holders described in the two preceding paragraphs. Also as a result of the October 2005 acquisition, WQN, Inc. received five-year warrants to purchase 5,000,000 shares of our common stock for $0.001 per share. WQN exercised the warrants on January 5, 2006 for 4,996,429 shares of our common stock. All WQN convertible shares and warrant shares have piggyback registration rights on any registration statement we file between October 2005 and October 2007. At December 31, 2006, we were in violation of certain requirements of this note. While WQN has not declared the note in default, the full amount of the note at December 31, 2006, has been classified as current. On March 16, 2007, WQN notified us that it is exercising its right to convert its note and related accrued interest into approximately 22,008,524 shares of our common stock. Due to the sale of substantially all of the tangible operating assets utilized by our Dallas, Texas division, this convertible note was classified with discontinued operations in our consolidated financial statements for all periods presented.

In connection with a private placement memorandum dated May 20, 2005, we issued 112,125 shares of our common stock for $16.00 per share, and warrants to purchase 110,388 common shares at prices from $32.00 to $44.60 per share. At December 31, 2006, the fair value of these outstanding warrants was $58,510, which was recorded as a liability on our consolidated balance sheet. As required by the subscription agreements, a portion of the shares was registered with the SEC in October 2005, but that registration became ineffective in July 2006. Non-registration liquidated damages accrued until September 2006, when all related shares and warrants became tradable under Rule 144, and, in accordance with the terms of the subscription agreements, accrual of liquidated damages ceased. At December 31, 2006, liquidated damages totaled 1,482,500 shares and 11,325 warrants owing, recognized as a $1,342,299 current liability on our balance sheet.

In connection with a subscription agreement dated August 26, 2005 and amended on November 16, 2005, we issued 68,750 shares of our common stock for $16.00 per share, and warrants to purchase 111,250 common shares at prices ranging from $27.40 to $32.00 per share. The investor also received “favored nations” rights such that for future securities offerings by us at a price per share less than the per share purchase price or warrant exercise prices, the investor's effective per share purchase price and warrant exercise price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described in Note R, the subscription agreement's per share purchase price and the warrants' exercise prices were effectively reduced to $3.60 per share. At December 31, 2006, the fair value of these outstanding warrants was $400,500, which was recorded as a liability on our consolidated balance sheet. We also agreed to register a total of 292,500 common shares and warrants related to this agreement by January 17, 2006. Until a registration statement is declared effective by the SEC, we are liable for liquidated damages totaling $600,000 through December 31, 2006, and will continue to incur additional liquidated damages of $50,000 per month until the required shares and warrants are registered.

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

Our authorized common stock consisted of 100,000,000 common shares at December 31, 2006, of which 4,930,486 common shares (98,609,701 shares pre-split) were issued and outstanding, and approximately 7.05 million additional shares (141 million shares pre-split) were contingently issuable upon the exercise of stock options and warrants, conversion of convertible securities, and increased authorized common shares. An additional 1.2 million (24 million pre-split) common shares were required to be reserved under our various existing financing agreements. As of December 31, 2006 we were also contractually obligated to register approximately 9.6 million shares (192 million shares pre-split), warrants and options. (See Note R for a subsequent increase in our authorized common stock to 400,000,000 shares, and the authorization of a new class of preferred stock.) As the result of transactions since December 31, 2006, issuable shares and reserve requirements have increased (see Part I, Item 1A. Risk Factors, RISKS RELATED TO OUR STOCK, on page 16). We intend to seek an additional increase in our authorized common shares. If such proposal is not approved, we will be unable to satisfy the contractual obligations we have undertaken to issue future shares of common stock. There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, or that sufficient additional common stock authorizations can be approved by shareholders, in which case we would continue to be unable to satisfy our contractual obligations to register shares, and would be unable to satisfy the contractual obligations we have undertaken to reserve shares of common stock.

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at December 31, 2006.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of December 31, 2006:

		Less than
Contractual Obligations (1)	Total	1 Year	1-3 Years	3-5 Years

Convertible notes (principal)	$15,447,520	$15,447,520	$-	$-
Loan payable	2,574,835	2,574,835	-	-
Unsecured advances	616,667	616,667	-	-
Nonregistration penalties and other stock-based payables	4,748,381	4,748,381	-	-
Other liabilities	1,523,020	1,300,851	222,169	-
Subtotal	24,910,423	24,688,254	222,169	-
Purchase obligations	-	-	-	-
Operating leases	410,678	268,557	142,121	-
Total	$25,321,101	$24,956,811	$364,290	$-

(1)	Includes contractual obligations related to our Dallas, Texas business which are being classified as discontinued operations.

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

Revenue Recognition. Our revenue is primarily derived from fees charged to terminate voice services over our network.

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

Convertible Debt and Related Detachable Warrants. Convertible debt with beneficial conversion features is accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." The relative fair value of the warrants and the beneficial conversion feature at inception have generally been recorded as a discount against the debt and is amortized over the term of the debt. However, because we have insufficient authorized common shares to satisfy our warrant obligations, the initial value of warrants issued in 2006 at their issuance dates was recorded as a debt discount and a warrant liability on our consolidated balance sheet, in accordance with Emerging Issues Task Force (“EITF”) No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Also per EITF No. 00-19, since we continued to have insufficient authorized common shares to satisfy our warrant obligations, all warrant liabilities have been marked-to-market, resulting in a $5,102,731 liability at December 31, 2006, and a corresponding credit to earnings for the year ended December 31, 2006 of $7,226,430.

Discontinued Operations. Our operations formerly consisted of three segments: Telecommunication Services, Hardware Sales and Calling Card Sales. However, with our sale of DTNet Technologies, the termination of our Marketing and Distribution Agreement with Phone House, Inc., and the sale of substantially all of the tangible operating assets utilized by our Dallas, Texas division, all referred to above, these former segments are being accounted for as discontinued operations, as discussed more fully in Note P to our December 31, 2006 consolidated financial statements, and prior period financial statements have been appropriately reclassified. Also as a result of these discontinued operations, our operations currently consist of one segment, Telecommunication Services. Therefore, separate segmented financial results are not presented.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and also establishes a framework for measuring fair value. The provisions of this Statement are effective for fiscal years beginning after November 15, 2007. At this time we cannot determine whether or not the adoption of this Statement will have a material impact on our financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits companies to choose to measure many financial instruments at fair value, and could apply to our potential future convertible debt and stock warrant agreements. The provisions of this Statement are effective for fiscal years beginning after November 15, 2007. We do not plan to elect fair value accounting under SAFS No. 159, and therefore do not expect the adoption of this Statement to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In conjunction with our May 2006 financing, we repriced a portion of our outstanding warrants to $15.60 per share, triggering contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, bringing their effective conversion and exercise prices down to $15.60 per share. The effect was to increase the number of our fully diluted shares to approximately 6.45 million (129 million pre-split), relative to our authorized 100 million shares. Our total warrants then outstanding were approximately 1.4 million (28 million pre-split). EITF No. 00-19 states that, in this instance, asset or liability classification of the warrants is required (as opposed to permanent equity classification). From January to May 2006, only a portion of our warrants were subject to liability classification. However, beginning May 2006, all of our warrants were classified as a liability on our consolidated balance sheet, and their value was marked-to-market at December 31, 2006, resulting in a fair value warrant liability of $5,102,731, and a $7,226,430 credit to earnings for the year ended December 31, 2006. Until we have sufficient authorized common shares to satisfy these warrant obligations, we will be subject to future non-cash mark-to-market exposure to the extent that the estimated market value of these warrants changes in the future, which value in turn is primarily dependent on our common stock market price per share. As a hypothetical example, a $5.00 per share increase or decrease in the market price of our common stock at December 31, 2006, would have increased or decreased the estimated average market value of these warrants by $3.60 or $2.20 per warrant, respectively, resulting in hypothetical mark-to-market adjustments that would have further increased our consolidated net loss for the year ended December 31, 2006, by $7,168,430, or decreased that loss by $4,543,612 respectively.

We are not exposed to significant interest rate or foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin at page 52 herein.

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

	Quarter Ended (1) (3)
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2004	2004	2004	2004	2005	2005	2005	2005	2006	2006	2006	2006
			(2)
	(Unaudited)

Revenues	$-	$39,945	333,309	$647,031	$1,006,111	1,589,857	1,776,155	$1,948,992	$2,166,928	$2,010,391	$598,170	$1,157,759
Gross profit (loss)	-	11,379	(24,615)	278,924	8,222	528,602	(922,381)	(1,127,452)	(1,193,462)	(455,720)	(345,204)	(697,242)
Income (loss) from continuing operations	(22,324)	(417,024)	(5,499,670)	631,130	(1,559,518)	(3,482,529)	(8,833,168)	(9,270,684)	(12,567,133)	(5,010,532)	(11,418,927)	(10,236,169)
Net income (loss)	(22,324)	(408,658)	(5,647,736)	216,598	(1,555,398)	(3,536,104)	(8,742,001)	(14,479,830)	(13,807,034)	(5,191,699)	(12,312,707)	(9,885,072)

Per share:
Net loss from continuing operations	$(0.20)	$(0.51)	$(5.60)	$(0.20)	$(1.22)	$(2.56)	$(4.15)	$(3.19)	$(3.83)	$(1.46)	$(3.24)	$(2.12)
Net loss	$(0.20)	$(0.50)	$(5.75)	$0.40	$(1.22)	$(2.60)	$(4.11)	$(4.98)	$(4.21)	$(1.52)	$(3.49)	$(2.05)

(1)	These quarterly results reflect the merger in May 2005 of Caerus and the acquisition in October 2005 of the VoIP-related assets of WQN.
(2)	The results for the quarter ended September 30, 2004 include expenses of $4.9 million related to the issuance of stock warrants.
(3)
Operations relating to Millennia Tea Masters, DTNet Technologies, Phone House, Inc., and our Dallas, Texas division were discontinued in 2004, 2005, 2006, and 2007, respectively. Operating results prior to these events were reclassified as discontinued operations.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information concerning our executive officers and directors as of the periods set forth below:

Name	Age	Position with Company	Dates

Anthony J. Cataldo	55	Chairman and Chief Executive Officer	September 2006 to present
Shawn M. Lewis	38	Chief Technology Officer and	May 2005 to present
		Chief Operating Officer
Robert V. Staats	53	Chief Accounting Officer	May 2006 to present
Stuart Kosh	50	Director	January 2006 to present
Gary Post	58	Director	May 2006 to present
Nicholas A. Iannuzzi, Jr.	40	Director	March 2007 to present(1)

(1) Effective June 15, 2007 Mr. Iannuzzi resigned from our Board of Directors. Effective June 21, 2007 Mr. Sade Panahi was appointed to our Board.

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

Shawn M. Lewis oversees all of our technological and engineering activities. Mr. Lewis founded and was the President and CEO of Caerus, Inc. and its three subsidiaries, Volo Communications, Inc., Caerus Networks, Inc., and Caerus Billing & Mediation, Inc., from 2001 to 2005. We acquired Caerus, Inc. in May 2005, at which time Mr. Lewis became our Chief Technology Officer. Mr. Lewis also became our Chief Operating Officer in July 2006. Prior to Caerus, Mr. Lewis co-founded XCOM Technologies, a competitive local exchange carrier, where he served in an executive capacity and led the development of patents for the first softswitch and SS7 Media Gateway. XCOM Technologies was sold to Level 3 in 1998. His next venture, set-top box vendor River Delta, was sold to Motorola. His most recent venture, Caerus, Inc., empowers carriers and service providers to begin selling advanced Voice over Internet Protocol related services. In 2004, Mr. Lewis pled guilty to a felony drug possession offense and received probation. Mr. Lewis was recently engaged in a Chapter 11 bankruptcy in Orlando, Florida.

Robert V. Staats has been the Director of Finance of our Caerus, Inc. unit since June 2005 and became our Chief Accounting Officer in May 2006. Mr. Staats brings 30 years of financial management experience to the Company including, during the past six years, CFO or Controller responsibilities at three start-up telecommunications companies (including the Company). From 1996 to 2000, Mr. Staats was the Director, Finance, with the telecommunications company Electric Lightwave, Inc. Before that at PacifiCorp (then a $3.4 billion company) he was Director of Financial Reporting and Accounting, responsible for consolidated financial statements and SEC reporting. Mr. Staats also has five years' experience with KPMG Peat Marwick. He graduated with high honors from the University of Washington with a bachelor's degree in Accounting and is a member of the Washington Society of Certified Public Accountants and the American Society of Certified Public Accountants. Mr. Staats was recently engaged in a Chapter 13 bankruptcy in Orlando, Florida.

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

Nicholas A. Iannuzzi, Jr. is a partner in the law firm of Rothenberg, Estner, Orsi, Arone and Grumbach, LLP of Wellesley, Massachusetts, where he has worked since 2002. From 1997 to 2002, Mr. Iannuzzi maintained his own law practice in Boston, Massachusetts. Mr. Iannuzzi specializes in the areas of corporate and contract law, civil litigation and real estate. He serves as general counsel to numerous corporations and has advised his clients on various business matters and transactions, including major acquisitions and sales of businesses. Mr. Iannuzzi is a graduate of Boston College and received his J.D. from the Suffolk University Law School.(1)

(1) Effective June 15, 2007 Mr. Iannuzzi resigned from our Boad of Directors. Effective June 21, 2007 Mr. Sade Panahi was appointed to our Board.

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

On September 14, 2006, we entered into employment agreements with Anthony J. Cataldo, our Chairman and Chief Executive Officer, and Shawn Lewis, our Chief Operating and Technology Officer. These agreements provided for, among other things, the award of 500,000 stock options each to Messrs. Cataldo and Lewis upon sufficient underlying shares of common stock being authorized and available. The options were to be exercisable to purchase 500,000 shares of our common stock each for Messrs. Cataldo and Lewis at an exercise price of $0.20 per share for a period of five (5) years. The options were to contain a cashless exercise provision and cost free piggyback registration rights with respect to the common stock underlying the options. Messrs. Cataldo and Lewis were also to receive sufficient additional options under the same terms to assure that they have the right to exercise options to maintain a minimum of 5% and 8% beneficial ownership, respectively, of our issued and outstanding common stock.

A number of our current financing agreements contain “favored nations” provisions that require convertible debt conversion prices and stock warrant exercise prices to be repriced (reduced) in the event that, among other things, options are granted at exercise prices less than our quoted common stock market price at grant date. However, these favored nations repricing provisions are not triggered upon issuing employee stock grants. Accordingly, in lieu of the stock options to be granted to Messrs. Cataldo and Lewis, the board of directors on January 24, 2007 resolved to issue stock grants for 500,000 common shares each, subject to sufficient increased shares of common stock being authorized and available for issuance, which will require shareholder approval. The stock grants are to have the same 5% and 8% anti-dilution provisions and piggyback registration rights as the options were to have. On March 16, 2007, our shareholders approved an authorized common share increase sufficient to issue these shares.

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

Summary Compensation Table

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

(3)
Mr. Lewis' 2006 salary and bonus represent his contractual monthly amounts earned (which have been $20,833 and $5,000, respectively, since September 2006), plus a discretionary bonus of $4,808. On November 8, 2006, Mr. Lewis was granted options to purchase 150,000 common shares at $7.20 per share (closing market price at the grant date). On November 9, 2006, we settled Mr. Lewis' claims against us for alleged breaches of his employment agreement, and for nonregistration of our common shares he holds pursuant to the Caerus merger agreement dated May 31, 2005, for $1,080,000. Also on November 9, 2006, Mr. Lewis exercised his options to purchase 150,000 common shares, and the $1,080,000 proceeds were credited toward the settlement of his claims. All Other Compensation represents Mr. Lewis' $1,500 monthly vehicle allowance since July 2006, plus discretionary expense reimbursement treated as compensation. Mr. Lewis' employment agreement is effective through September 2009. See Compensation Discussion and Analysis for a description of certain stock options and stock grants pertaining to Mr. Lewis. Since those stock options were not granted, they are not reflected in the Summary Compensation Table.

(4)
Mr. Staats' 2006 salary ($11,667 per month at December 31, 2006, increasing to $12,917 in January 2007) represents his contractual monthly amounts earned. His bonus amount was discretionary. Mr. Staats' employment agreement also provides for the award of 5,000 options and 5,000 warrants, subject to approval by our board of directors. The options and warrants will each be exercisable to purchase 5,000 shares of our common stock at $20.40 a share until May 2011, and were valued at a combined $133,000 in May 2006. Mr. Staats' employment agreement is effective through May 2009, and will thereafter automatically renew for successive one-year periods unless terminated at least 90 days prior to the expiration of each current existing twelve-month period. Mr. Staats may terminate his employment agreement upon 30 days' prior notice.

(5)
Mr. Post's 2006 salary represents his contractual monthly amount earned from May to September 2006. Subject to approval by our board of directors, Mr. Post's employment agreement provides for the issuance of 15,000 common shares. Mr. Post's employment agreement also provided for the award of options and warrants to purchase a total of 150,000 shares of the Company's common stock at $20.00 a share until May 2011. On December 12, 2006 these options and warrants were converted to warrants to purchase 150,000 of our common shares at $9.50 per share, exercisable until December 2016. These new warrants were valued at $930,000. Mr. Post's employment agreement also provides for certain post-employment compensation totaling approximately $241,672, listed under All Other Compensation.

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

	Option and Warrant Awards
	Number of Securities Underlying Unexercised Options and Warrants		Option or Warrant Exercise	Option or Warrant Expiration
	Exercisable	Unexercisable	Price	Date
Name and
Principal Position

Anthony Cataldo (1)	-	-	$-
Chairman and Chief Executive Officer	-	-	$-
(Principal Executive Officer)

Shawn M. Lewis (2)	-	-	$-
Chief Operating Officer;	-	-	$-
Chief Technology Officer

Robert V. Staats	9,532	2,969	$20.40	5/17/11
Chief Accounting Officer	3,125	1,925 (9)	$22.40	6/3/10

Gary Post (3)	150,000	-	$9.50	12/12/16
Former President, Chief Executive
Officer and Chairman (6)

Michael Adler (4)	25,000	-	$31.20	10/18/10
Former Chairman and Chief	25,000	-	$30.00	10/18/10
Executive Officer (7)

David Sasnett (5)	22,500		$30.60	10/18/10
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

(3)
Mr. Post's employment agreement provided for the award of options and warrants to purchase a total of 150,000 shares of the Company's common stock at $20.00 a share until May 2011. On December 12, 2006 these options and warrants were converted to warrants to purchase 150,000 of the Company's common shares at $9.50 per share, exercisable until December 2016.

(4)	Mr. Adler's options and warrants were issued in 2005 in conjunction with his employment agreement.

(5)	Mr. Sasnett's's warrants were issued in 2005 in conjunction with his employment agreement.

(6)	Mr. Post resigned his position as President, Chief Executive Officer and Chairman in September, 2006.

(7)	Mr. Adler resigned his position as Chairman and Chief Executive Officer in May, 2006.

(8)	Mr. Sasnett resigned his position as Chief Financial Officer in May, 2006.

(9)	Mr. Staats' remaining 2,969 and 1,925 options vest ratably until May 2009 and June 2008, respectively.

Option Exercises and Stock Vested
	Option Awards (1)		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name and
Principal Position

Anthony Cataldo	-	$-	-	$-
Chairman and Chief Executive Officer
(Principal Executive Officer)

Shawn M. Lewis (2)	150,000	$-	-	$-
Chief Operating Officer;
Chief Technology Officer

Robert V. Staats	-	$-	-	$-
Chief Accounting Officer

Gary Post (3)	-	$-	15,000	$300,000
Former President, Chief Executive
Officer and Chairman (4)

Michael Adler	-	$-	-	$-
Former Chairman and Chief
Executive Officer (5)

David Sasnett	-	$-	-	$-
Former Chief Financial Officer (6)

(1)	Includes awards of stock warrants, where applicable. Values are computed in accordance with Statement of Financial Accounting Standards No. 123R.

(2)
On November 8, 2006, Mr. Lewis was granted options to purchase 150,000 common shares at $7.20 per share (closing market price at the grant date). On November 9, 2006, we settled Mr. Lewis' claims against us for alleged breaches of his employment agreement, and for nonregistration of our common shares he holds pursuant to the Caerus merger agreement dated May 31, 2005, for $1,080,000. Also on November 9, 2006, Mr. Lewis exercised his options to purchase 150,000 common shares, and the $1,080,000 proceeds were credited toward the settlement of his claims.

(3)	Subject to approval by our board of directors, Mr. Post's employment agreement provides for the issuance of 15,000 common shares.

(4)	Mr. Post resigned his position as President, Chief Executive Officer and Chairman in September, 2006.

(5)	Mr. Adler resigned his position as Chairman and Chief Executive Officer in May, 2006.

(6)	Mr. Sasnett resigned his position as Chief Financial Officer in May, 2006.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2006.

Stock Awards
Name of Director

Anthony Cataldo	$-

Gary Post (1)	$105,000

Stuart Kosh (1)	$105,000

Nicholas A. Iannuzzi, Jr. (1)	$-

(1)
On December 12, 2006 non-employee directors were each awarded 15,000 of our common shares, subject to sufficient authorized shares being approved by shareholders, as annual board member compensation. The fair value of the stock awards was based on the our closing common stock price of $7.00 per share on the grant date. Nicholas A. Iannuzzi was elected to our board of directors on March 16, 2007.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See Note L to our consolidated financial statements for a description of our 2004 Employee Stock Option Plan (the “2004 Plan”) and our 2006 Equity Incentive Plan (the “2006 Plan”). The following table provides information as of December 31, 2006 regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	32,218	$22.20	667,782

Equity compensation plans not approved by shareholders	407,813	20.00	-

Total	440,031	$20.20	667,782

The above table excludes the 500,000 common shares that were granted to each of Messrs. Cataldo and Lewis by the board of directors on January 24, 2007, as more fully described in the Compensation Discussion and Analysis above.

Beneficial Ownership

The following table sets forth information as of March 15, 2007, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 4,930,486 shares of common stock issued and outstanding as of March 15, 2007:

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

The address for each of our officers and directors is c/o VoIP, Inc., 151 South Wymore Road, Suite 3000, Altamonte Springs, Florida 32714.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Ownership of Common Stock (1,2)

WQN, Inc. (3)	1,390,812	23.1%
14911 Quorum Drive, Suite 140
Dallas, Texas 75240

Nicholas A. Iannuzzi, Jr.	15,368	*
Stuart Kosh (4)	148,438	3.0%
Shawn Lewis (5,6)	351,793	7.0%
Gary Post (7)	180,000	3.5%
Robert Staats (8)	12,657	*
Anthony Cataldo (6)	0	*

All directors and executive officers as a group (6 persons) (9)	708,256	13.3%

* Less than one percent.

(1)
We have issued and outstanding 4,930,486 shares of common stock; and a total of 400,000,000 shares are authorized. Additional issuances of common stock resulting from the exercise of options and/or warrants and/or the conversion of debt are subject to the authorized limit.

(2)	Based upon 4,930,486 shares of common stock issued and outstanding as of March 15, 2007.

(3)
Consists of 289,372 shares of common stock and 1,101,440 shares issuable upon conversion of a convertible promissory note. Conversion shares were calculated by dividing (i) the sum of the note principal of $3,700,000 and interest at 6% from 1/3/06 through 3/15/07 by (ii) effective conversion price of $3.60 per share.

(4)	Consists of (a) 98,125 shares of common stock; (b) currently exercisable options to purchase 7,813 shares of common stock; and (c) warrants to purchase 42,500 shares of common stock.

(5)	Consists of 351,793 shares of common stock.

(6)
As previously disclosed, on September 14, 2006, we entered into employment agreements with Anthony J. Cataldo, our Chairman and Chief Executive Officer, and Shawn Lewis, our Chief Operating and Technology Officer. These agreements provided for, among other things, the award of 500,000 stock options each to Messrs. Cataldo and Lewis upon sufficient underlying shares of common stock being authorized and available. The options were to be exercisable to purchase 500,000 shares of our common stock each for Messrs. Cataldo and Lewis at an exercise price of $0.20 per share for a period of five (5) years. The options were to contain a cashless exercise provision and cost free piggyback registration rights with respect to the common stock underlying the options. Messrs. Cataldo and Lewis were also to receive sufficient additional options under the same terms to assure that they have the right to exercise options to maintain a minimum of 5% and 8% beneficial ownership, respectively, of our issued and outstanding common stock.

A number of our current financing agreements contain “favored nations” provisions that require convertible debt conversion prices and stock warrant exercise prices to be repriced (reduced) in the event that, among other things, options are granted at exercise prices less than our quoted common stock market price at grant date. However, these favored nations repricing provisions are not triggered upon issuing employee stock grants. Accordingly, in lieu of the stock options to be granted to Messrs. Cataldo and Lewis, the board of directors on January 24, 2007 resolved to issue stock grants for 500,000 common shares each, subject to sufficient increased shares of common stock being authorized and available for issuance, which will require shareholder approval. The stock grants are to have the same 5% and 8% anti-dilution provisions and piggyback registration rights as the options were to have.

Accordingly, these shares are not included with the shares, if any, reported as beneficially owned herein.

(7)	Consists of 30,000 shares of common stock and warrants to purchase 150,000 shares of common stock.

(8)	Consists of warrants to purchase 7,500 shares of common stock and currently exercisable options to purchase 5,157 shares of common stock.

(9)	Represents the combined beneficial ownership as of March 15, 2007, of the executives and the Company's four directors (a total of six persons).

Item 13. Certain Relationships and Related Transactions

In October 2005, we purchased all of the assets of WQN, Inc., a Delaware corporation (“WQN”). Mr. Adler, our former chairman and chief executive officer, was the Chief Executive Officer of WQN, and owned approximately 37% of WQN's outstanding common stock. In connection with the transaction, we purchased the assets for a purchase price consisting of (1) a note in the principal amount of $3,700,000 (the “Note”), (2) 1,250,000 shares of our restricted common stock and (3) a warrant to purchase 5,000,000 shares of our common stock at an exercise price of $ $0.001 per share (the “Warrant”). The Note accrues interest at the rate of 6% per annum. In addition, we issued WQN, Inc. an additional 500,000 shares of restricted common stock relating to the difference between the amount of accounts receivable transferred in the transaction and the accounts payable. The Note is convertible into common stock or preferred stock (at such time that a series of preferred stock is established). The Warrant was exercised for common stock. Pursuant to our asset purchase agreement with WQN, on March 16, 2007 our shareholders approved a class of preferred stock that could have been used to satisfy the conversion features of the Note. On March 16, 2007, WQN notified us that it was exercising its right to convert its note and related accrued interest into approximately 22,008,524 shares of our common stock.

The Company and Mr. Ivester, a shareholder and former Chief Executive Officer of the Company, entered into a 3-year consulting agreement on October 18, 2005, which we terminated in October 2006. Pursuant to the consulting agreement, Mr. Ivester provided general business strategy, financing and product development advice. Mr. Ivester received $200,000 per year for his services under the consulting agreement, as well as a $2,500 per month vehicle allowance. Mr. Ivester was eligible to receive bonuses and participate in our stock option plan, as determined by the board of directors. We also owed Mr. Ivester $305,212 as of December 31, 2006 under a demand note payable bearing interest at 3.75%. On March 16, 2007 we agreed to settle all of Mr. Ivester's claims under his consulting agreement and his demand note payable, in return for cash payments totaling $75,000, and 25,000 shares of the our common stock. Effective June 27, 2007, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with WQN, Inc., a Texas corporation controlled by Mr. Ivester (the “Purchaser”), pursuant to which we sold substantially all of the tangible operating assets utilized by our Dallas, Texas subsidiary, VoIP Solutions, Inc. (the "Assets"), to the Purchaser.

On November 8, 2006, Mr. Lewis, our Chief Operating Officer and Chief Technology Officer, was granted options to purchase 150,000 common shares at $7.20 per share (closing market price at the grant date). On November 9, 2006, we settled Mr. Lewis' claims against us for alleged breaches of his employment agreement, and for nonregistration of our common shares he holds pursuant to the Caerus merger agreement dated May 31, 2005, for $1,080,000. Also on November 9, 2006, Mr. Lewis exercised his options to purchase 150,000 common shares, and the $1,080,000 proceeds from this exercise were credited toward the settlement of his claims.

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

(4)	All other fees - Services that do not meet the above three category descriptions are not permissible work performed for us by Berkovits, Lago & Company, LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

(3)	2.1	Stock Contribution Agreement dated May 25, 2004, between Registrant and Steven Ivester

(12)	2.2	Agreement and Plan of Merger with Caerus, Inc. dated as of May 31, 2005

(14)	2.3	Asset Purchase Agreement dated as of August 3, 2005, by and between VoIP, Inc. Acquisition Company and WQN, Inc.

(1)	3.1.1	Articles of Incorporation

(1)	3.1.2	Bylaws

(3)	3.2	Amendment to Articles of Incorporation dated April 13, 2004

(32)	3.3	Amended and Restated Bylaws of VoIP, Inc.

(3)	4.1	Specimen Stock Certificate

(28)	4.2.1	Form of Consulting Agreement with Irawan Onggara effective November 20, 2006

(28)	4.2.2	Form of Consulting Agreement with Piter Korompis effective November 20, 2006

(2)	10.1	Stock Purchase Agreement dated February 27, 2004, between Registrant and Steven Ivester

(3)	10.2	2004 Stock Option Plan

(4)	10.3	Stock Purchase Agreement dated June 25, 2004, among Registrant, DTNet Technologies and Marc Moore

(5)	10.4	Stock Purchase Agreement dated September 10, 2004, among Carlos Rivas, Albert Rodriguz, Registrant and Vox Consulting Group Inc.

(6)	10.5.1	Subscription Agreement dated November 11, 2004

(6)	10.5.2	Form of Class A Warrant

(6)	10.5.3	Form of Class B Warrant

(8)	10.6.1	Stock Purchase Warrant dated December 10, 2004, issued to Ivano Angelastri

(8)	10.6.2	Stock Purchase Warrant dated December 10, 2004, issued to Ebony Finance

(9)	10.7.1	Form of Incentive Stock Option Agreement

(9)	10.7.2	Form of Non-Qualified Stock Option Agreement

(10)	10.8	Net Exercise Agreement dated February 14, 2005, with John Todd

(11)	10.9	Asset Purchase Agreement dated February 23, 2005, among Creative Marketing Associates, Registrant, and eGlobalPhone

(12)	10.10	Caerus, Inc. Merger Documents dated May 31, 2005:

(12)	10.10.1	Option Exchange Agreement

(12)	10.10.2	Registration Rights Agreement

(12)	10.10.3	Exchange Agreement

(12)	10.10.4	Registration Rights Agreement

(12)	10.10.5	Consent and Waiver Agreement

(12)	10.10.6	Guaranty

(12)	10.10.7	Security Agreement

(12)	10.10.8	Employment Agreement dated May 27, 2005, between Registrant and Shawn Lewis

(13)	10.11.1	Subscription Agreement dated July 5, 2005

(13)	10.11.2	Form of Class C Warrant

(13)	10.11.3	Form of Class D Warrant

(13)	10.11.4	Form of Convertible Note

(13)	10.11.5	Security Agreement

(13)	10.11.6	Security and Pledge Agreement

(13)	10.11.7	Guaranty

(14)	10.12	WQN, Inc. Documents dated August 3, 2005:

(14)	10.12.1	Warrant

(14)	10.12.2	Security Agreement between Registrant and WQN, Inc.

(14)	10.12.3	Consent, Waiver and Acknowledgement by and among Cedar Boulevard Lease Funding, Inc., Registrant, and certain Subsidiaries of Registrant

(14)	10.12.4	Third Amendment to Subordinated Loan and Security Agreement by and among Cedar Boulevard Lease Funding, Inc., Registrant, and certain Subsidiaries of Registrant

(14)	10.12.5	Security Agreement between Cedar Boulevard Lease Funding, Inc. and VoIP Acquisition Company

(14)	10.12.6	Guaranty between Cedar Boulevard Lease Funding, Inc. And VoIP Acquisition Company

(15)	10.13	Consulting Services Agreement dated October 18, 2005, between Registrant and Steven Ivester

(16)	10.14.1	Cross Country Capital Partners Amendment Subscription Agreement dated November 16, 2005

(16)	10.14.2	Cross Country Capital Partners Class C Warrant

(16)	10.14.3	Stock Purchase Agreement with Steven Ivester

(16)	10.14.4	Promissory Note to Steven Ivester

(17)	10.15.1	Subscription Agreement for Secured Notes dated January 6, 2006

(17)	10.15.2	Subscription Agreement for Unsecured Notes dated January 6, 2006

(17)	10.15.3	Form of Class A Warrant

(17)	10.15.4	Form of Class B Warrant

(17)	10.15.5	Form of Secured Convertible Note

(17)	10.15.6	Form of Unsecured Convertible Note

(17)	10.15.7	Security Agreement

(17)	10.15.8	Security and Pledge Agreement

(17)	10.15.9	Guaranty Agreement

(18)	10.16.1	Subscription Agreement dated February 2, 2006

(18)	10.16.2	Form of Class A Warrant

(18)	10.16.3	Form of Class B Warrant

(18)	10.16.4	Form of Secured Convertible Note

(18)	10.16.5	Security Agreement

(18)	10.16.6	Security and Pledge Agreement

(18)	10.16.7	Guaranty Agreement

(19)	10.17	2006 Equity Incentive Plan

(20)	10.18	Stock Purchase Agreement dated as of April 19, 2006, by and between Registrant, VCG Technologies, Inc. d/b/a DTNet Technologies and William F. Burbank

(21)	10.19.1	Employment Agreement effective May 15, 2006, between Registrant and Mr. Gary Post

(21)	10.19.2	Employment Agreement effective May 17, 2006, between Registrant and Mr. Robert Staats

(21)	10.19.3	Employment Agreement effective May 15, 2006, between Registrant and Mr. David Ahn

(21)	10.19.4	Modification and Amendment Agreement dated May 22, 2006

(36)	10.20.1	Promissory Note dated September 13, 2006, issued to Bristol Investment Fund, Ltd., in the Principal Amount of $166,666

(36)	10.20.2	Promissory Note dated September 13, 2006, issued to Alpha Capital Anstalt in the Principal Amount of $333,334

(22)	10.21	Promissory Note dated September 29, 2006, issued to Whalehaven Capital Fund Limited in the Principal Amount of $387,800

(23)	10.22.1	Subscription Agreement dated October 17, 2006

(23)	10.22.2	Form of Class C Warrant

(23)	10.22.3	Form of Secured Convertible Note

(24)	10.23	Compensation Agreement dated October 12, 2006, among Registrant and Marc Ross

(26)	10.24.1	Alpha et al 3(a)(10) Settlement dated September 15, 2006

(26)	10.24.2	Stonestreet et al 3(a)(10) Settlement dated September 18, 2006

(26)	10.24.3	Employment Agreement effective September 14, 2006, between Registrant and Mr. Anthony Cataldo

(26)	10.24.4	Second Amendment effective September 14, 2006 to Employment Agreement between Registrant and Mr. Shawn Lewis

(26)	10.24.5	Non-Qualified Stock Option Agreement dated November 8, 2006

(26)	10.24.6	Settlement Agreement and Release of Claims among Shawn Lewis and Registrant

(27)	10.25.1	Promissory Note dated November 27, 2006, issued to Whalehaven Capital Fund, Limited, in the Principal Amount of $133,333

(27)	10.25.2	Promissory Note dated November 27, 2006, issued to Alpha Capital Anstalt in the Principal Amount of $133,334

(27)	10.25.3	Promissory Note dated November 27, 2006, issued to Ellis International Ltd. in the Principal Amount of $100,000

(29)	10.26.1	Form of Stock Purchase Warrant dated December 7, 2006, with Cashless Exercise Provision

(29)	10.26.2	Form of Stock Purchase Warrant dated December 7, 2006, without Cashless Exercise Provision

(30)	10.27.1	Promissory Note dated December 15, 2006, issued to Whalehaven Capital Fund, Limited, in the Principal Amount of $83,333

(30)	10.27.2	Promissory Note dated December 15, 2006, issued to Alpha Capital Anstalt in the Principal Amount of $83,334

(30)	10.27.3	Promissory Note dated December 15, 2006, issued to Ellis International Ltd. in the Principal Amount of $83,333

(31)	10.28.1	Promissory Note dated January 4, 2007, issued to Whalehaven Capital Fund, Limited, in the Principal Amount of $83,333

(31)	10.28.2	Promissory Note dated January 4, 2007, issued to Alpha Capital Anstalt in the Principal Amount of $83,332

(31)	10.28.3	Promissory Note dated January 4, 2007, issued to Alpha Capital Anstalt in the Principal Amount of $83,335

(33)	10.29.1	Promissory Note dated January 18, 2007, issued to Alpha Capital Anstalt in the principal amount of $100,000

(33)	10.29.2	Promissory Note dated January 18, 2007, issued to Centurion Microcap L.P. in the principal amount of $100,000

(33)	10.29.3	Promissory Note dated January 18, 2007, issued to Ellis International Ltd. in the principal amount of $100,000

(33)	10.29.4	Form of Promissory Notes issued to Bristol Investment Fund, Ltd., in the principal amount of $250,000 each

(33)	10.29.5	Form of Bridge Financing Letter Agreement with Bristol Investment Fund, Ltd.

(34)	10.30.1	Form of Assignment of Secured Subordinated Promissory Note dated June 1, 2004 (Assignment dated February 1, 2007)

(34)	10.30.2	Form of Addendum to Assignment of Secured Subordinated Promissory Note (Addendum dated February 1, 2007)

(35)	10.31.1	Form of Subscription Agreement dated February 16, 2007

(35)	10.31.2	Form of Convertible Note dated February 16, 2007

(35)	10.31.3	Form of Class D Common Stock Purchase Warrant dated February 16, 2007

(35)	10.31.4	Form of Cedar Reallocation and Assignment Agreement dated February 16, 2007

(35)	10.31.5	Form of Reallocation and Assignment Agreement dated February 16, 2007

(36)	10.32.1	$300,000 Subordinated Demand Promissory Note dated March 29, 2007

(7)	16.1	Resignation Letter from Tschopp, Whitcomb & Orr

(25)	21.1	Subsidiaries of the Registrant

(37)	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(37)	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(37)	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(37)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)		Filed as exhibit to Registrant's Form 10-SB filed January 19, 2000

(2)		Filed as exhibit to Form 8-K filed March 3, 2004

(3)	Filed as exhibit to Form 8-K filed June 9, 2004

(4)	Filed as exhibit to Form 8-K filed July 7, 2004

(5)	Filed as exhibit to Form 8-K filed September 16, 2004

(6)	Filed as exhibit to form 8-K filed November 17, 2004

(7)	Filed as exhibit to form 8-K filed November 18, 2004

(8)	Filed as exhibit to form 8-K filed December 15, 2004

(9)	Filed as exhibit to form S-8 filed January 26, 2005

(10)	Filed as exhibit to form 8-K filed February 16, 2005

(11)	Filed as exhibit to form 8-K filed March 1, 2005

(12)	Filed as exhibit to form 8-K filed June 6, 2005

(13)	Filed as exhibit to Form 8-K filed July 11, 2005

(14)	Filed as exhibit to Form 8-K filed August 9, 2005

(15)	Filed as exhibit to Form 8-K filed October 24, 2005

(16)	Filed as exhibit to Form 8-K filed November 22, 2005

(17)	Filed as exhibit to Form 8-K filed January 12, 2006

(18)	Filed as exhibit to Form 8-K filed February 8, 2006

(19)	Filed as exhibit to Form 10-KSB filed April 17, 2006

(20)	Filed as exhibit to Form 8-K filed April 25, 2006

(21)	Filed as exhibit to Form 8-K filed May 25, 2006

(22)	Filed as exhibit to Form 8-K filed October 5, 2006

(23)	Filed as exhibit to Form 8-K filed October 20, 2006

(24)	Filed as exhibit to Form S-8 filed October 27, 2006

(25)	Filed as exhibit to Form 10-KSB/A filed October 27, 2006

(26)	Filed as exhibit to Form 10-Q filed November 17, 2006

(27)	Filed as exhibit to Form 8-K filed December 1, 2006

(28)	Filed as exhibit to Form S-8 filed December 1, 2006

(29)	Filed as exhibit to Form 8-K filed December 13, 2006

(30)	Filed as exhibit to Form 8-K filed December 21, 2006

(31)	Filed as exhibit to Form 8-K filed January 10, 2007

(32)	Filed as exhibit to Form 8-K filed January 29, 2007

(33)	Filed as exhibit to Form 8-K filed February 1, 2007

(34)	Filed as exhibit to Form 8-K filed February 2, 2007

(35)	Filed as exhibit to Form 8-K filed February 23, 2007

(36)	Filed as exhibit to Form 10-K filed April 2, 2007

(37)	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VoIP, Inc. and Subsidiaries
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of VoIP, Inc. and Subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, and recurring losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note C to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note E to the consolidated financial statements, the accompanying consolidated balance sheet and statement of changes in shareholders' equity of VoIP, Inc. and Subsidiaries as of December 31, 2005 and for the year then ended have been restated to correct for misstatements in the December 31, 2005 financial statements previously filed.

As discussed in Note P, the accompanying consolidated financial statements for 2006 and 2005 have been reclassified to reflect the accounting for the June 27, 2007 sale of substantially all of the tangible operating assets utilized by the Company’s Dallas, Texas division. Accordingly, the Company has reclassified its consolidated financial position, results of operations, and cash flows for these years to reflect discontinued operations accounting treatment for this division since the date of its acquisition in October 2005.

As discussed in Note R, the accompanying consolidated financial statements for 2006, 2005 and 2004 have been retroactively adjusted to reflect the August 16, 2007 reverse stock split of the Company's outstanding common stock, at a ratio of 1-for-20 shares. Accordingly, all share and per-share information in these consolidated financial statements have been adjusted to retroactively reflect this reverse stock split. Further, the previously reported common stock in the Company's consolidated balance sheets was reduced by a factor of twenty, with corresponding increases in additional paid-in capital.

/s/ Berkovits & Company, LLP (Formerly
known as Berkovits, Lago & Company, LLP)

Fort Lauderdale, Florida
March 23, 2007, except for Notes P and R
as to which the date is October 11, 2007

VoIP, Inc.
Consolidated Balance Sheets

	December 31
	2006	2005
ASSETS	(Reclassified)	(Reclassified)

Current assets:
Cash and cash equivalents	$90,172	$3,228,745
Accounts receivable	375,946	332,270
Due from related parties	31,227	161,530
Inventory	-	143,282
Prepaid expenses and deposits	373,746	418,179
Total current assets	871,091	4,284,006

Property and equipment, net	6,604,285	9,687,470
Goodwill and other intangible assets	25,992,034	29,125,481
Net assets of discontinued operations	2,367,007	5,875,253
Other assets	94,546	242,858

TOTAL ASSETS	$35,928,963	$49,215,068

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,987,316	$10,038,696
Accrued expenses	4,534,777	2,149,514
Loans payable	2,574,835	4,685,236
Convertible notes payable	5,902,217	183,798
Fair value liability for warrants	5,102,731	-
Nonregistration penalties and other stock-based payables	4,748,380	-
Accrued litigation charges	1,054,130	-
Notes and advances from investors	616,667	3,000,000
Due to related parties	-	1,572,894
Other current liabilities	140,425	473,762
Total current liabilities	32,661,478	22,103,900

Other liabilities	222,669	245,248

TOTAL LIABILITIES	32,884,147	22,349,148

Shareholders' equity:
Common stock - $0.001 par value; 100,000,000 shares authorized; 4,930,485 and 2,976,170 shares issued and outstanding, respectively	4,930	2,976
Additional paid-in capital	79,036,498	61,663,044
Accumulated deficit	(75,996,612)	(34,800,100)
Total shareholders' equity	3,044,816	26,865,920

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$35,928,963	$49,215,068

The accompanying notes are an integral part of these consolidated financial statements.

VoIP Inc.
Consolidated Statements of Operations

	Year Ended December 31
	2006	2005	2004
	(Reclassified)	(Reclassified)

Revenues	$5,933,248	$6,321,115	$1,020,285

Cost of sales	8,624,876	7,834,124	754,598

Gross profit (loss)	(2,691,628)	(1,513,009)	265,687

Operating expenses
Compensation and related expenses	12,585,330	7,147,876	3,800,336
Commissions and fees to third parties	2,573,386	4,780,395	400,787
Professional, legal and consulting expenses	6,516,502	1,854,072	430,432
Depreciation and amortization	4,608,318	2,905,986	70,988
General and administrative expenses	2,565,860	3,673,057	871,032
Total operating expenses	28,849,396	20,361,386	5,573,575

Loss from continuing operations before income taxes	(31,541,024)	(21,874,395)	(5,307,888)

Other (income) expenses:
Interest expense	7,214,325	1,477,689	-
Financing penalties and expenses	6,375,342	-	-
Gain on sale of fixed assets	-	(206,184)	-
Decrease in fair value liability for warrants	(7,226,430)	-	-
Litigation charges	1,068,500	-	-
Other	260,000	-	-
Total other (income) expenses	7,691,737	1,271,505	-

Loss before income taxes and results of discontinued operations	(39,232,761)	(23,145,900)	(5,307,888)

Provision for income taxes	-	-	-

Net loss before discontinued operations	(39,232,761)	(23,145,900)	(5,307,888)

Loss from discontinued operations, net of income taxes	(1,963,751)	(5,167,433)	(554,232)

Net loss	$(41,196,512)	$(28,313,333)	$(5,862,120)

Basic and diluted loss per share:

Loss before discontinued operations	$(10.42)	$(12.03)	$(7.27)

Loss from discontinued operations, net of income taxes	(0.52)	(2.69)	(0.76)

Net loss per share	$(10.94)	$(14.72)	$(8.03)

Weighted average number of shares outstanding	3,766,450	1,922,944	729,866

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
	(Reclassified)	(Reclassified)
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations:
Net loss	$(39,232,761)	$(23,145,900)	$(5,307,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,608,318	2,935,345	82,832
Common shares issued for services	2,713,405	3,380,474	599,166
Common shares issued for nonregistration penalty settlements	1,125,000	-	-
Options and warrants issued for services and compensation	10,014,613	2,181,350	3,320,763
Amortization of debt discounts	5,807,815	416,175	-
Decrease in fair value liability for warrants	(7,226,431)	-	-
Noncash nonregistration penalties	5,130,219	-	-
Noncash litigation charges	663,713	-	-
Changes in operating assets and liabilities:
Accounts receivable	(43,676)	1,001,313	202,731
Due from related parties	130,303	(161,530)	-
Inventory	143,282	590,251	171,800
Prepaid expenses and deposits	44,432	(66,642)	54,531
Accounts payable and accrued expenses	2,668,158	(4,924,948)	(1,113,607)
Other current liabilities	(353,336)	413,706	(378,670)
Net cash used in continuing operating activities	(13,806,946)	(17,380,406)	(2,368,342)
Discontinued operations:
Loss from discontinued operations	(1,963,751)	(5,167,433)	(554,232)
Goodwill impairment charge	839,101	4,173,452	-
Provision for assets and liabilties of discontinued operations	2,560,122	773,237	(408,000)
Net cash provided by (used in) discontinued operating activities	1,435,472	(220,744)	(962,232)
Net cash used in operating activities	(12,371,474)	(17,601,150)	(3,330,574)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing operations:
Purchase of property and equipment	(18,522)	(2,582,827)	(127,541)
Acquisition of Caerus and WQN	-	(1,134,966)	-
Cash from acquisitions	-	-	104,872
(Purchase) or disposition of other assets	148,312	267,940	(71,100)
Net cash provided by (used in) continuing investing activities	129,790	(3,449,853)	(93,769)
Discontinued operations:
Net assets (Note P)	(136,285)	(1,459,499)	573,363
Net cash provided by (used in) discontinued investing activities	(136,285)	(1,459,499)	573,363
Net cash provided by (used in) investing activities	(6,495)	(4,909,352)	479,594

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable and advances	13,337,094	13,121,390	360,000
Proceeds from common stock issuances	3,689,726	11,719,614	3,628,618
Repayment of notes payable and advances	(7,787,424)	(242,894)	-
Net cash provided by financing activities	9,239,396	24,598,110	3,988,618

Net increase (decrease) in cash	(3,138,573)	2,087,608	1,137,638

Cash and cash equivalents at beginning of year	3,228,745	1,141,137	3,499
Cash and cash equivalents at end of year	$90,173	$3,228,745	$1,141,137

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2006, 2005 and 2004

	Common Stock	Common Stock	Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance as of December 31, 2003	86,547	$87	$732,852	$(624,647)	$108,292
Common stock issued	625,000	625	11,875	-	12,500
Common stock issued to investors for cash received	276,028	276	3,615,843	-	3,616,119
Common stock issued for services	45,374	45	494,121	-	494,166
Common Stock issued for acquisition of DTNet Tech.	125,000	125	4,749,875	-	4,750,000
Common Stock issued for acquisition of VoipAmericas	50,000	50	1,099,950	-	1,100,000
Warrants issued to two company officers	-	-	3,320,763	-	3,320,763
Warrants issued for intellectual property	5,000	5	105,095	-	105,100
Loss for the year	-	-	-	(5,862,120)	(5,862,120)

Balance December 31, 2004	1,212,949	1,213	14,130,374	(6,486,767)	7,644,820

Common Stock issued for services	149,730	150	3,380,324	-	3,380,474
Common stock issued to investors for cash received	337,002	337	8,029,001	-	8,029,338
Common stock issued for cash received, pursuant to exercise of warrants	164,639	165	3,922,488	-	3,922,653
Common stock issued for debt conversions	202,727	203	2,465,084	-	2,465,287
Common Stock issued for acquisition of Caerus, Inc.	846,624	846	17,614,154	-	17,615,000
Options issued for acquisition of Caerus, Inc.	-	-	355,000	-	355,000
Common Stock issued for acquisition of WQN	62,500	62	1,299,438	-	1,299,500
Value of warrants issued for acquisition of WQN	-	-	5,200,000	-	5,200,000
Value of warrants and conversion features of debt issued	-	-	3,085,832	-	3,085,832
Stock compensation - amortization	-	-	242,100		242,100
Option and warrant compensation - amortization	-	-	1,939,249	-	1,939,249
Loss for the year	-	-	-	(28,313,333)	(28,313,333)

Balance December 31, 2005	2,976,170	2,976	61,663,044	(34,800,100)	26,865,920

Common Stock issued for services	232,930	233	3,276,763		3,276,996
Common stock issued for cash received, pursuant to exercise of warrants	441,330	441	2,348,110		2,348,551
Common stock issued for debt conversions	811,525	812	1,827,147		1,827,959
Common stock issued for nonregistration and other penalties, and interest	429,214	429	3,328,812		3,329,241
Common stock issued for acquisition of Caerus, Inc.	33,333	33	259,967		260,000
Common stock issued for cash received, pursuant to exercise of options	15,983	16	331,057		331,073
Common stock acquired, DTNet sale	(10,000)	(10)	(383,990)		(384,000)
Value of warrants and conversion features of debt issued			5,168,168		5,168,168
Stock compensation - amortization			296,875		296,875
Option and warrant compensation - amortization			6,326,829		6,326,829
Value of warrants reclassified to liabilities			(5,406,284)		(5,406,284)
Loss for the year				(41,196,512)	(41,196,512)

Balance December 31, 2006	4,930,485	$4,930	$79,036,498	$(75,996,612)	$3,044,816

The accompanying notes are an integral part of these consolidated financial statements.

 VoIP, Inc.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

VoIP, Inc. (the "Company") was incorporated on August 3, 1998 under its original name of Millennia Tea Masters under the laws of the State of Texas. In February 2004, the Company exchanged 625,000 shares for the common stock of two start-up telecommunication businesses, eGlobalphone, Inc. and VoIP Solutions, Inc. The Company changed its name to VoIP, Inc. in April 2004 and acquired VCG Technologies, Inc. d/b/a DTNet Technologies (“DTNet Technologies”), a hardware supplier, and VoIP Americas, Inc. (“VoIP Americas”), in June and September, respectively, of 2004. The Company decided to exit its former tea business in December 2004 and focus its efforts and resources in the Voice over Internet Protocol (“VoIP”) telecommunications industry. In May 2005 the Company acquired Caerus, Inc. (“Caerus”), a VoIP carrier and service provider. In October 2005 the Company purchased substantially all of the VoIP assets of WQN Inc.'s (a Delaware corporation) (“WQN”) business. In April 2006 the Company sold DTNet Technologies to a former officer of the Company. In October 2006 the Company terminated its Marketing and Distribution Agreement with Phone House, Inc., a wholesale prepaid telephone calling card business acquired in its WQN acquisition. In June 2007 the Company sold substantially all of the tangible operating assets utilized by its Dallas, Texas division.

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

Discontinued Operations

The Company's operations formerly consisted of three segments: Telecommunication Services, Hardware Sales and Calling Card Sales. However, with the Company's sale of DTNet Technologies, the termination of its Marketing and Distribution Agreement with Phone House, Inc., and the sale of substantially all of the tangible operating assets utilized by its Dallas, Texas division, all referred to above, these former segments are being accounted for as discontinued operations, as discussed more fully in Note P, and prior period financial statements have been appropriately reclassified. Also as a result of these discontinued operations, the Company's operations currently consist of one segment, Telecommunication Services. Therefore, separate segmented financial results are not presented.

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

Fair Value Liability for Warrants

As a result of the Company's 2006 financing agreements, the number of common shares issuable upon the exercise of outstanding warrant agreements, when combined with existing outstanding common shares and shares issuable upon the conversion of applicable notes payable, exceeded the Company's authorized common shares. Therefore, as required by Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), asset or liability classification of the warrants is required (as opposed to permanent equity classification) for the excess warrant shares.  From January to May 2006, only a portion of the Company's warrants were subject to liability classification. However, beginning May 2006, all of the Company's warrants were classified as a liability on its consolidated balance sheet, and their values were marked-to-market at December 31, 2006. Until the Company has sufficient authorized common shares to satisfy these warrant obligations, it will be subject to future noncash mark-to-market income or expense to the extent that the estimated market value of these warrants changes in the future, which is in turn primarily dependent upon the Company's common stock market price per share. See Note R for subsequent authorization of common shares, sufficient to satisfy these warrant obligations.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized

Earnings (Loss) Per Share

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

Stock Based Compensation

The Company applies the fair value method of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation" (SFAS No. 123R) in accounting for its stock options. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value for each option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of all vested options granted has been charged to salaries, wages, and benefits in accordance with SFAS No. 123. Common stock granted to employees, directors and consultants is charged to operating expense based on the fair value of the stock at the date the stock rights are granted.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits companies to choose to measure many financial instruments at fair value, and could apply to the Company's potential future convertible debt and stock warrant agreements. The provisions of this Statement are effective for fiscal years beginning after November 15, 2007. The Company does not plan to elect fair value accounting under SAFS No. 159; therefore the Company does not expect the adoption of this Statement to have a material impact on its financial statements.

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

In connection with a private placement memorandum dated May 20, 2005, the Company issued 112,125 shares of its common stock for $16.00 per share, and warrants to purchase 110,388 common shares at prices from $32.00 to $44.60 per share. At December 31, 2006, the fair value of these outstanding warrants was $58,510, which was recorded as a liability on the Company's consolidated balance sheet. As required by the subscription agreements, a portion of the shares was registered with the SEC in October 2005, but that registration became ineffective in July 2006. Non-registration liquidated damages accrued until September 2006, when all related shares and warrants became tradable under Rule 144, and, in accordance with the terms of the subscription agreements, accrual of liquidated damages ceased. At December 31, 2006, liquidated damages totaled 74,125 shares and 11,325 warrants owing, recognized as a $1,342,299 current liability on the Company's balance sheet.

In connection with a subscription agreement dated August 26, 2005 and amended on November 16, 2005, the Company issued 68,750 shares of its common stock for $16.00 per share, and warrants to purchase 111,250 common shares at prices ranging from $27.40 to $32.00 per share. The investor also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the per share purchase price or warrant exercise prices, the investor's effective per share purchase price and warrant exercise price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described in Note R, the subscription agreement's per share purchase price and the warrants' exercise prices were effectively reduced to $3.60 per share. At December 31, 2006, the fair value of these outstanding warrants was $400,500, which was recorded as a liability on the Company's consolidated balance sheet. The Company also agreed to register a total of 292,500 common shares and warrants related to this agreement by January 17, 2006. Until a registration statement is declared effective by the SEC, the Company is liable for liquidated damages totaling $600,000 through December 31, 2006, and will continue to incur additional liquidated damages of $50,000 per month until the required shares and warrants are registered.

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

The Company's authorized common stock consisted of 100,000,000 common shares at December 31, 2006, of which 4,930,486 common shares (98,609,701 common shares pre-split) were issued and outstanding, and approximately 7.05 million (141 million pre-split) additional shares were contingently issuable upon the exercise of stock options and warrants, or conversion of convertible securities. An additional 1.2 million (24 million pre-split) common shares were required to be reserved under the Company's various existing financing agreements. As of December 31, 2006 the Company was also contractually obligated to register approximately 9.6 million (192 million pre-split) shares, warrants and options. (See Note R for a subsequent increase in the Company's authorized common stock to 400,000,000 shares, and the authorization of a new class of preferred stock.) There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, or that sufficient additional common stock authorizations can be approved by shareholders, in which case the Company would continue to be unable to satisfy its contractual obligations to register shares, and would be unable to satisfy the contractual obligations it has undertaken to reserve shares of common stock.

NOTE D - PROPERTY AND EQUIPMENT, NET

At December 31, 2006 and 2005, property and equipment consisted of the following:

	2006	2005
Equipment	$8,370,278	$8,869,410
Furniture & Fixtures	85,397	160,553
Software	666,842	1,667,864
Vehicles	15,269	15,269
Leasehold improvements	95,415	238,857
Total	9,233,201	10,951,953
Less accumulated depreciation	(2,628,916)	(1,264,483)
Total	$6,604,285	$9,687,470

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $1,788,871, $1,129,525, and $82,832, respectively.

The amount of equipment held under capital leases, included above and net of accumulated amortization, was $244,656 and $259,946 at December 31, 2006 and 2005, respectively.

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

The Company's balance sheet at December 31, 2006 includes approximately $16.8 million in goodwill and approximately $9.2 million in other intangible assets recorded in connection with its acquisition in May 2005 of Caerus and its subsidiaries.

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

As of December 31, 2006 and 2005 goodwill and other intangible assets consisted of the following:

		2006	2005
			(Restated)

Goodwill		$16,826,301	$16,826,301

Other intangible assets:
	Useful Life (Years)
Technology	4.0	$6,000,000	$6,000,000
Customer relationships	6.0	5,800,000	5,800,000
Trade names	9.0	1,300,000	1,300,000
Non-compete agreement	1.0	500,000	500,000
Other intangible assets	Indefinite	200,000	200,000
Subtotal		13,800,000	13,800,000
Accumulated amortization		(4,634,267)	(1,500,820)
Other intangible assets, net		9,165,733	12,299,180

Total goodwill and other intangible assets		$25,992,034	$29,125,481

The December 31, 2005 goodwill amount excludes $1,037,101 related to the Company's former hardware sales segment, which was reclassified to net assets of discontinued operations. Amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $2,819,447, $1,500,820 and $0, respectively.

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

NOTE G - CONVERTIBLE NOTES AND WARRANTS PAYABLE

At December 31, 2006 and 2005, convertible notes payable, and the fair value liability for related warrants consisted of the following:

	Convertible Notes Payable		Fair Value Liability for Warrants
	2006	2005	2006	2005
Payable to WQN, Inc. (1)	$-	$-	$-	$-
Payable to accredited investors:
July & October 2005 (2)	488,543	1,496,804	441,313	-
January & February 2006 (3)	8,353,102	-	980,409	-
October 2006 (4)	2,905,875	-	1,971,844	-

May 2005 private placement (5)	-	-	58,510	-
August 2005 subscription agreement (5)	-	-	400,500	-
Other - see Note M	-	-	1,250,155	-
Subtotal	11,747,520	1,496,804	5,102,731	-

Less discounts	(5,845,303)	(1,313,006)	-	-

Total	$5,902,217	$183,798	$5,102,731	$-

(1)
In October 2005, the Company acquired substantially all of the operating assets and liabilities of WQN, Inc. for a total purchase price of $9.8 million. The acquisition was funded in part with the issuance of a convertible note in the principal amount of $3.7 million. A debt discount was established to reflect an effective interest rate of 20%, bringing the original net note payable value to $3,216,000. The note is secured by a subordinated lien on the Company's assets. The principal balance of the note was $3,700,000 at December 31, 2006. The note, bearing a nominal interest rate of 6%, became payable beginning February 2006 over 12 months in cash or, at the option of the Company, in Series A preferred stock (subsequently authorized - see Note R) at $10.00 per share or in common stock at an original $1.06 per share. WQN received “favored nations” rights such that for future securities offerings by the Company at a price per share less than this conversion price, this common stock conversion price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described in Note R, the note's common stock conversion rate was effectively reduced to $0.18 per share. At December 31, 2006, the Company had not made scheduled principal payments of $3,391,667. WQN has agreed to subordinate its repayment claim to the convertible note holders described in paragraphs (2) through (4) below. Also as a result of the October 2005 acquisition, WQN, Inc. received five-year warrants to purchase 5,000,000 shares of the Company's common stock for $0.001 per share. WQN exercised the warrants on January 5, 2006 for 4,996,429 shares of the Company's common stock. All WQN convertible shares and warrant shares have piggyback registration rights on any registration statement filed by the Company between October 2005 and October 2007. At December 31, 2006, the Company was in violation of certain requirements of this note. Due to the sale of substantially all of the tangible operating assets utilized by our Dallas, Texas division, this convertible note was classified with discontinued operations in our consolidated financial statements for all periods presented.

2)
In July and October 2005 the Company issued and sold $3,085,832 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of the Company's common stock, at an original conversion rate of $16.00 per share. These investors also received five-year warrants to purchase 48,217 shares of the Company's common stock for $27.52 per share, five-year warrants to purchase 48,217 shares of the Company's common stock for $33.01 per share, and one-year warrants to purchase 96,433 shares of the Company's common stock for $32.00 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on the Company's assets, and the notes bear interest at an effective rate of approximately 20%. The principal balance of these notes was $488,543 and $1,496,804 at December 31, 2006 and 2005, respectively. Half of these notes became payable beginning in October 2005 and the other half beginning in January 2006 (three months following their respective issuances) over two years in cash or, at the option of the Company, in registered common stock at the lesser of $16.00 per share or 85% of the weighted average price of the stock on the OTC Bulletin Board (the “OTCBB”). In May 2006, the Company repriced these warrants to $15.60 per share, at which time these warrants were exercised, resulting in net proceeds to the Company of $2,740,120. The Company then issued warrants to the investors to purchase a like number of shares for $16.00. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were effectively reduced to $5.20 per share. As a result of the February 2007 financing agreements described in Note R, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $3.60 per share. At December 31, 2006, the fair value of these outstanding warrants was $441,313, which was recorded as a liability on the Company's consolidated balance sheet. (See the last paragraph of this Note G below for additional background.) At December 31, 2006, the Company had not made scheduled principal payments of $118,930 on these notes. Beginning October 2005, the Company was in violation of the registration requirements contained in the October 2005 subscription agreements, and beginning July 2006 the Company was in violation of the registration requirements contained in the July 2005 subscription agreements. As a result, the Company owed related liquidated damages of $343,034 at December 31, 2006, and will incur additional damages of $40,494 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

(3)
In January and February 2006, the Company issued and sold $11,959,666 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of the Company's common stock at an original conversion rate of $26.36 per share. These investors also received five-year warrants to purchase 226,853 shares of the Company's common stock for $29.18 per share, and one-year warrants to purchase 226,853 shares of the Company's common stock for $31.83 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on the Company's assets. The principal balance of the notes was $8,353,101 at December 31, 2006, and all the notes bear interest at an effective rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $26.36 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $20.00 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $20.00 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $16.00 per share. As a result of the favored nations provision discussed above and the Section 3(a)(10) agreement described below, the notes' conversion rate (retroactive to the original note principal balances) was effectively reduced to $5.20 per share, and the outstanding warrants were re-priced to $9.50 per share. As a result of the February 2007 financing agreements described in Note R, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were further reduced to $3.60 per share. At December 31, 2006, the fair value of these outstanding warrants was $980,409, which was recorded as a liability on the Company's consolidated balance sheet. (See the last paragraph of this Note G below for additional background.) At December 31, 2006, the Company had not made scheduled principal payments of $1,083,782 on these notes. Beginning April 2006, the Company was in violation of the registration requirements of the secured notes, and beginning May 2006, the Company was in violation of the registration requirements of the unsecured notes. In May 2006, the Company issued an aggregate of 8,319 shares to the secured investors in satisfaction of then-existing secured non-registration liquidated damages. The Company owed additional liquidated damages of $694,514 at December 31, 2006, and will incur additional damages of $129,014 per month until a registration statement related to the shares and warrants is declared effective by the SEC. While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

In September 2006 certain of the July and October 2005 and the January and February 2006 convertible note holders filed actions against the Company claiming a breach of contract related to the notes. In settlement of these actions, the parties entered into settlement agreements pursuant to which, among other things: 1) interest and liquidated damages due under the notes were set at $242,149 and $415,353, respectively; 2) the note holders exchanged the interest and liquidated damages due, along with $3,899,803 in principal, and a discount of $881,155, for 1,045,858 shares of the Company's common stock through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act; 3) the conversion rate for the remaining principal balance due under the notes was reset to $5.20; 4) the exercise price of the outstanding warrants purchased by the note holders in connection with the January and February 2006 notes was reduced to $9.50; and 5)  certain investors agreed to surrender their claims associated with warrants issued in May 2006 in exchange for 125,000 shares of the Company's common stock through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act.

(4)
On October 17, 2006, the Company issued and sold $2,905,875 in secured convertible notes to twelve institutional investors, for a net purchase price of $2,324,700 (after a 20% original issue discount) in a private placement. Proceeds of approximately $1,436,900 (before closing costs of $308,748) were paid in cash to the Company at closing, and $887,800 of the proceeds were used to repay three outstanding promissory notes held by three of the investors in the private placement. The investors also received five-year warrants to purchase a total of 518,907 shares of the Company's common stock at an exercise price of $8.14 per share. The principal balance of the notes was $2,905,875 at December 31, 2006. These convertible notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at an original conversion rate of $5.60 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investor's conversion rate and warrant exercise price would be adjusted to the lower offering price. As a result of the favored nations provision discussed above and the February 2007 financing agreements described in Note R, the notes' conversion rate (retroactive to the original note principal balances) and the exercise price of outstanding warrants were reduced to $3.60 per share. At December 31, 2006, the fair value of these outstanding warrants was $1,971,844, which was recorded as a liability on the Company's consolidated balance sheet. (See the last paragraph of this Note G below for additional background.) Pursuant to the subscription agreement, the Company was to obtain shareholder approval to increase its authorized shares of common stock to 400,000,000 shares and file an amendment to its articles of incorporation by December 20, 2006. Failing this, the holders of the convertible notes are entitled to liquidated damages that will accrue at the rate of two percent of the amount of the purchase price of the outstanding convertible notes per month during such default. The Company has also agreed to file registration statements covering the resale of 130% of the shares of common stock that may be issuable upon conversion of the convertible notes, and 100% of the shares of common stock issuable upon the exercise of the warrants. The first such registration statement was to be filed on or before January 2, 2007 and declared effective by March 31, 2007. Because the Company is in violation of these authorized share and registration requirements, liquidated damages have been accruing at the rate of $58,925 per month since December 20, 2006. (See Note R for subsequent authorized common stock increase.) While the investors have not declared the notes currently in default, the full amount of the notes at December 31, 2006 has been classified as current.

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

The Company had insufficient authorized common shares to satisfy the warrant obligations associated with the convertible notes issued in January and February 2006 on the dates the warrants were issued. Therefore, in accordance with Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), the $3,526,077 initial value of these warrants at their issuance dates was recorded as a debt discount and a warrant liability on the Company's consolidated balance sheet. In addition, $770,314 of the proceeds received from the May 2006 warrant repricing and exercise discussed in the sixth preceding paragraph above were allocated to these warrants, and recorded as a warrant liability on the Company's balance sheet. Also, the May 2006 warrant repricing to $15.60 per share triggering contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $15.60 per share. The effect was to increase the number of fully diluted shares of common stock at the time to approximately 6.45 million (129 million pre-split), relative to the Company's then-authorized 100 million common shares. The Company's total warrants then outstanding were approximately 1.4 million (28 million pre-split). Per EITF 00-19, the Company classified all remaining warrants as a liability, transferring $5,406,284 from additional paid-in capital to fair value liability for warrants on its consolidated balance sheet. The warrant liabilities have since been marked-to-market, resulting in a $5,102,731 liability at December 31, 2006, and a corresponding credit to earnings for the year ended December 31, 2006 of $7,226,430, respectively.

NOTE H - NONREGISTRATION PENALTIES AND OTHER STOCK-BASED PAYABLES

At December 31, 2006, nonregistration penalties and other stock-based payables consisted of the following (none existed at December 31, 2005):

2006
Nonregistration penalties payable:
In cash	$1,658,858
In common stock and warrants	1,342,299
Common stock payable to officer	732,678
Common stock payable to directors	210,000
Common stock payable to investors	365,345
Common stock payable for other services rendered	439,200

Total	$4,748,380

As discussed in Note G - Convertible Notes and Warrants Payable, the Company is in violation of the registration requirements of a number of its existing financing agreements. As such, liquidated damages payable in a combination of stock and cash amounted to $3,001,157 as of December 31, 2006.

As discussed in Note L, the Company's Chief Operating Officer exercised options to purchase 150,000 shares of common stock. Since the Company had insufficient authorized common shares at December 31, 2006, only 48,239 shares were issued, and the balance of 101,761 shares (valued at $732,678) will be issued upon authorization of sufficient common shares. Common stock payable to directors, investors and others for services rendered will be issued upon authorization of sufficient common shares. (See Note R for subsequent shareholder approval of increased common shares.)

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

These notes and advances are unsecured. The $616,667 notes at December 31, 2006 bore interest at 18%. The $3,000,000 advance at December 31, 2005 was not interest bearing.

NOTE J - ACQUISITIONS

On May 31, 2005, the Company acquired 100% of Caerus and its wholly owned subsidiaries Volo Communications, Inc. (“Volo”), Caerus Networks, Inc., and Caerus Billing, Inc. in exchange for approximately 720,000 of the Company's common shares (excluding 100,000 escrowed common shares, 33,333 of which were issued in November 2006).

The goodwill, intangible assets and property recorded for the acquisition of Caerus represent the fair market value of liabilities as of the date of acquisition, plus approximately $15.9 million, which represents the value of the Company's common stock and options issued pursuant to the acquisition.

On October 5, 2005, the Company acquired substantially all of the operating assets and liabilities of WQN, for a total purchase price of $9.8 million. The acquisition was financed with the issuance of $3.7 million of convertible debt ($3.2 million net of discount), 62,500 shares of the Company's common stock, and warrants to purchase 250,000 shares of the Company's common stock at $0.001 per share. Since the tangible assets related to this acquisition were sold in June 2007, this business is being classified as discontinued operations for all financial statements presented.

The condensed balance sheet of the Caerus acquisition, reflecting the net fair value amounts assigned to each major asset and liability, as of its acquisition date is as follows:

Caerus, Inc.

Current assets	$617,000
Property and equipment, net	7,869,000
Other assets	131,000
Accounts payable and other current liabilities	(14,674,000)
Note payable	(4,832,000)
Net liabilities assumed	(10,889,000)

Goodwill	15,418,000
Intangible assets - other	13,800,000
Intangible assets	29,218,000

Net fair value assets acquired	$18,329,000

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

On January 2, 2007, an Amended Case Management and Scheduling Order was entered which imposed a May 18, 2007 discovery cutoff; a June 5, 2007 pre-trial conference; and a June 18, 2007 time-certain trial. On January 11, 2007, MCI WorldCom and Volo/Caerus participated in a Court-ordered mediation conference. The parties engaged in further settlement discussions in February and March 2007, which ultimately led to an agreement to terms to settle the litigation and the signing of a mutually acceptable settlement term sheet on March 27, 2007. The term sheet contains a due diligence provision that, upon completion under certain circumstances, permits MCI WorldCom to decide whether or not to proceed with the settlement. The parties' contemplate finalizing and executing mutually acceptable settlement documents reflecting the confidential settlement term sheet before the case is be dismissed.

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

Other

The Company and Mr. Ivester, a shareholder and former Chief Executive Officer of the Company, entered into a 3-year consulting agreement on October 18, 2005, which the Company terminated in October 2006. Pursuant to the consulting agreement, Mr. Ivester provided general business strategy, financing and product development advice. Mr. Ivester received $200,000 per year for his services under the consulting agreement, as well as a $2,500 per month vehicle allowance. Mr. Ivester was eligible to receive bonuses and participate in the Company's stock option plan, as determined by the board of directors. The Company also owed Mr. Ivester $305,212 as of December 31, 2006 under a demand note payable bearing interest at 3.75%. On March 16, 2007, the Company agreed to settle all of Mr. Ivester's claims under his consulting agreement and his demand note payable, in return for cash payments totaling $75,000, and the issuance of 25,000 shares of the Company's common stock. In conjunction with this settlement, the Company recognized a $85,212 litigation gain during the year ended December 31, 2006, primarily related to the excess of the demand note payable over the fair value of the cash and stock settlement.

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

	Number	Exercise Price Range	Wtd. Avg. Exercise Price

Options outstanding at December 31, 2005	187,329	$17.00 - $31.20	$24.20
Options returned to the plan due to employee terminations	(139,129)	$17.00 - $31.20	$25.80
Options granted	150,000	$7.20	$7.20
Options exercised	(165,983)	$7.20 - $31.20	$8.51

Options outstanding at December 31, 2006	32,217	$17.00 - $31.20	$22.20

In September 2006, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”). These agreements provided for, among other things, the award of 500,000 stock options each, upon sufficient underlying shares of common stock being authorized and available, and subject to the board of directors' approval. The options were to be exercisable to purchase 500,000 shares of the Company's common stock each for Messrs. Cataldo and Lewis at an exercise price of $0.20 per share for a period of five (5) years. The options were to contain a cashless exercise provision and cost free piggyback registration rights with respect to the common stock underlying the options. Messrs. Cataldo and Lewis were also to receive sufficient additional options under the same terms to assure that they have the right to exercise options to maintain a minimum of 5% and 8% beneficial ownership, respectively, of the Company's issued and outstanding common stock. In lieu of these stock options, the board of directors on January 24, 2007 resolved to issue stock grants for 500,000 common shares each, subject to sufficient increased shares of common stock being authorized and available for issuance, which in turn is subject to shareholder approval. The stock grants are to have the same 5% and 8% anti-dilution provisions and piggyback registration rights as the options were to have. (See Note R for subsequent authorization of sufficient increased common stock.)

On November 8, the Company's COO was granted options to purchase 150,000 shares of the Company's common stock at $7.20 per share (closing market price on November 6, 2006) under the Company's 2004 Stock Option Plan. On November 9, 2006, the Company settled claims the COO had against the Company for alleged breaches of his employment agreement, and for nonregistration of the Company's common shares he holds pursuant to the Caerus merger agreement dated May 31, 2005, for $1,080,000. Also on November 9, 2006, the COO exercised his options to purchase 150,000 common shares, and the proceeds were credited toward the settlement of his claims. The $1,080,000 settlement expense has been recognized in the Company's results of operations as compensation expense for the year ended December 31, 2006.

Separate from the CEO and COO options noted in the preceding paragraphs, at December 31, 2006 the Company had outstanding commitments to issue stock options under either the 2004 Plan or the 2006 Plan to purchase 32,217 shares of common stock, at exercise prices ranging from $17.00 to $31.20 per share, and at a weighted average exercise price of $22.20 per share.

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

NOTE M - WARRANTS

Through December 31, 2006 the Company has issued to employees, institutional investors, and financial services firms warrants to purchase the Company's common stock. During the years ended December 31, 2006, 2005, and 2004, the Company issued 441,331, 220,000, and 0 shares, respectively, of common stock in exchange for these warrants. As of December 31, 2006, the Company had outstanding 789,039 warrants, excluding those warrants issued in conjunction with convertible debt and common stock issuances discussed in Notes C and G, to purchase its common stock exercise prices ranging from $5.20 to $52.00 per share, and at a weighted average exercise price of $21.80 per share. At December 31, 2006, the fair value of these outstanding warrants was $1,250,155, which was recorded as a liability on the Company's consolidated balance sheet.

NOTE N - COMMITMENTS

The Company is obligated under non-cancelable operating leases for its office facilities, and apartments used for business purposes by its employees. Future minimum lease payments under the Company's non-cancelable operating leases as of December 31, 2006 are as follows:

Year ending December 31,
2007	$208,159
2008	34,865
2009	-
2010	-
Total	$243,024

Rent expense for these leases for the years ended December 31, 2006, 2005, and 2004 was $185,125, $129,755, and $41,957, respectively .

NOTE O - RELATED PARTY TRANSACTIONS

As of December 31, 2006 and 2005, the amount due from related parties of $31,227 and $161,530, respectively, consisted of an account receivable from Shawn M. Lewis, the Company's Chief Operating Officer, and from WQN, a shareholder of the Company.

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

NOTE P - DISCONTINUED OPERATIONS AND FINANCIAL STATEMENT RECLASSIFICATIONS

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

Effective June 27, 2007, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with WQN, Inc., a Texas corporation (the “Purchaser”), pursuant to which the Company sold substantially all of the tangible operating assets utilized by its Dallas, Texas subsidiary, VoIP Solutions, Inc. (the "Assets"), to the Purchaser.  The Company’s patents were not sold. Pursuant to the Purchase Agreement, the Purchaser acquired the Assets for a purchase price consisting of (1) a cash payment of $400,000; (2) 4% of the defined monthly revenues related to the Assets in excess of $200,000 during the first year following execution of the Purchase Agreement; (3) 3% of the defined monthly revenues related to the Assets in excess of $150,000 during the second year following execution of the Purchase Agreement; and (4) 2% of the defined monthly revenues related to the Assets in excess of $100,000 during the third year following execution of the Purchase Agreement.

The following summarizes the combined operating results of DTNet Technologies, the calling card business of Phone House, Inc., and the Dallas, Texas assets of VoIP Solutions, Inc., for the years ended December 31, 2006, 2005 and 2004 (through the respective dates of sale or termination), and their respective financial position as of December 31, 2006 and 2005, classified as discontinued operations for all periods presented.

Statement of Operations	Year ended December 31,
	2006	2005	2004
Revenues	$23,052,166	$9,186,030	$807,908
Cost of sales	20,028,689	8,497,539	617,547
Gross profit	3,023,477	688,491	190,361

Compensation and benefits	957,236	582,919	-
Asset impairment charges	1,775,223	4,173,452	-
Other operating expenses	1,753,694	938,753	744,593
Interest expense	501,075	160,800
Net loss	$(1,963,751)	$(5,167,433)	$(554,232)

	December 31,
Balance Sheet	2006	2005

Current assets	$406,315	$2,159,925
Property and equipment, net	255,948	468,037
Goodwill and other intangible assets	6,695,788	7,955,891
Other assets	5,282	106,347

Total assets	7,363,332	10,690,200

Less current liabilities	4,996,325	4,814,947
Net assets of discontinued operations	$2,367,007	$5,875,253

As a result of the June 27, 2007 sale of substantially all of the tangible operating assets utilized by the Company’s Dallas, Texas division, we have reclassified our financial position, results of operations, and cash flows related to this division since the date of its acquisition in October 2005 to reflect discontinued operations accounting treatment. The following tables set forth the impact of this reclassification on certain amounts previously reported in our consolidated financial statements as of and for the years ended December 31, 2006 and 2005.

	Year Ended
	December 31, 2006		December 31, 2005
	Previously		Previously
Statement of Operations Data	Reported	Reclassified	Reported	Reclassified

Revenues	$14,676,948	$5,933,248	$8,945,868	$6,321,115
Cost of sales	14,685,010	8,624,876	10,245,516	7,834,124

Gross profit (loss)	(8,062)	(2,691,628)	(1,299,648)	(1,513,009)

Operating expenses	31,015,685	28,849,396	21,063,041	20,361,386
Other expenses	8,192,812	7,691,737	1,432,305	1,271,505

Net loss before discontinued operations	(39,216,559)	(39,232,761)	(23,794,994)	(23,145,900)

Loss from discontinued operations	(1,979,953)	(1,963,751)	(4,518,339)	(5,167,433)

Net loss	$(41,196,512)	$(41,196,512)	$(28,313,333)	$(28,313,333)

	December 31, 2006		December 31, 2005
	Previously		Previously
Balance Sheet Data	Reported	Reclassified	Reported	Reclassified

Current assets	$1,277,238	$871,091	$5,035,536	$4,284,006
Property and equipment, net	6,860,233	6,604,285	10,141,872	9,687,470
Goodwill and other intangible assets	32,687,822	25,992,034	36,044,271	29,125,481
Net assets of discontinued operations	-	2,367,007	1,767,475	5,875,253
Other assets	99,828	94,546	349,205	242,858

Total assets	$40,925,121	$35,928,963	$53,338,359	$49,215,068

Current liabilities	$37,657,636	$32,661,478	$26,227,191	$22,103,900
Other liabilities	222,669	222,669	245,248	245,248
Total shareholders' equity	3,044,816	3,044,816	26,865,920	26,865,920

Total liabilities and shareholders' equity	$40,925,121	$35,928,963	$53,338,359	$49,215,068

NOTE Q - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:

	Year ended December 31,
	2006	2005	2004

Current benefit	$6,415,293	$7,025,848	$2,040,000
Deferred benefit (expense)	2,178,602	(304,845)	-
Subtotal	8,593,894	6,721,003	2,040,000
Less valuation allowances	(8,593,894)	(6,721,003)	(2,040,000)
Net	$-	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Year ended December 31,
	2006	2005	2004
Computed at statutory rate	34%	34%	34%
Options, warrants and stock-related expenses	-16%	-4%	-
Change in fair value liability for warrants	6%	-	-
Goodwill impairments and intangible asset amortization	-3%	-6%	-
Valuation allowance	-21%	-24%	-34%
Total	-	-	-

At December 31, 2006, the Company's net deferred tax assets consisted of the following:

Net operating loss carryforwards	$14,859,630
Excess tax over book depreciation expense	(634,033)
Excess book over tax amortization of debt discounts	1,974,657
Discontinued operations impairment charge	318,281
Noncash litigation charges	225,662
Subtotal	16,744,198
Less valuation allowances	(16,744,198)
Total	$-

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

On February 1, 2007 Cedar assigned its rights under the Loan Agreement, including the note payable (the “Note”) with a current principal balance of $1,917,581 and the related security interest, to a group of institutional investors (the “Investors”). In conjunction with the assignment, the Company paid a fee of $200,000 to Cedar. Also following the assignment, the Note's terms were amended to allow conversion of any unpaid principal balance into the Company's restricted common stock at $5.20 per share, subject to sufficient increased authorized common shares being approved by the Company's shareholders. The Company is also not required to register these shares. The Note was also amended to include “favored nations” rights such that for future securities offerings by the Company at a price per share less than this $5.20 per share, the Note's conversion rate would be adjusted to the lower offering price. In conjunction with the Company's financing discussed below, on February 16, 2006 the Note's common stock conversion rate was reduced to $3.60 per share.

Convertible Note and Warrant Financing

On February 16, 2007, VoIP, Inc. (the “Company”) issued and sold $3,462,719 in secured convertible notes (the “Convertible Notes”) to a group of institutional investors, for a net purchase price of $2,770,175 (after a 20% original issue discount) in a private placement. $900,000 of the proceeds (before closing costs of $67,512) were paid in cash to the Company at closing, and $1,870,175 of the proceeds were used to repay fourteen outstanding promissory notes (including related accrued interest and a 10% premium on the promissory notes' total principal of $1,666,667) held by five of the investors in the private placement. The investors also received five-year warrants to purchase a total of 961,867 shares of the Company's common stock at an effective exercise price of $3.60 per share.

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

Pursuant to the related subscription agreement, two of the investors are to receive due diligence fees totaling $346,272, in the form of convertible notes (“Due Diligence Notes”) having the same terms and conversion features as the Convertible Notes. Also pursuant to the Subscription Agreement, the Company agreed to issue a total of 200,000 common shares to the former holders of the above-referenced promissory notes, in lieu of and in payment for accrued damages associated with these promissory notes. Said common share issuance is required no later than April 15, 2007.

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

Shareholders Meeting

At the annual shareholders meeting held on March 16, 2007, the following actions were approved:

1.	The 2006 VoIP, Inc. 2006 Equity Incentive Plan was approved.

2.	25,000,000 shares of preferred stock were authorized.

3.	The authorized shares of the Company's common stock were increased from 100,000,000 to 400,000,000 shares.

At a special shareholders meeting held on August 16, 2007, shareholders approved the reverse stock split of the Company's outstanding common stock, at a ratio of 1-for-20 shares. In addition, the Company's stock symbol was changed to VOIC and continues to trade on the OTC Bulletin Board. Under the terms of the reverse split, for every twenty shares of issued and outstanding common stock, a shareholder received one share of common stock. Accordingly, all share and per-share information in these consolidated financial statements and related footnotes have been adjusted to retroactively reflect this reverse stock split. Further, the previously reported common stock in the Company's consolidated balance sheets was reduced by a factor of twenty, with corresponding increases in additional paid-in capital.

WQN, Inc. Convertible Note

On March 16, 2007, WQN notified the Company that it is exercising its right to convert its note and related accrued interest into approximately 1,100,427 shares of the Company's common stock.

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

The unaudited pro forma condensed combined statements of operation for the year ended December 31, 2005 assumes that the merger of Caerus and the Company were consummated at the beginning of the respective periods.

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

VoIP, Inc
Pro Forma Condensed Combined Statement of Operations (Unaudited)
Year Ended December 31, 2005

	VoIP, Inc	Caerus, Inc	Adjustments	Consolidated

Revenues	$4,273,028	11,312,596	$-	$15,585,624

Cost of sales	3,908,523	14,814,908	-	18,723,431

Gross profit	364,505	(3,502,312)	-	(3,137,807)

Operating expenses	15,198,094	8,583,676	3,095,691	26,877,461

Loss from continuing operations before income taxes	(14,833,589)	(12,085,988)	(3,095,691)	(30,015,268)

Gain on sale of fixed assets	(206,184)			(206,184)
Interest expense	1,238,938	786,389	-	2,025,327

Loss before income taxes and results of discontinued operations	(15,866,343)	(12,872,377)	(3,095,691)	(31,834,411)

Provision for income taxes	-	-	-	-

Net loss before discontinued operations	(15,866,343)	(12,872,377)	(3,095,691)	(31,834,411)

Loss from discontinued operations, net of income taxes	(4,518,339)	-	-	(4,518,339)

Net Loss	$(20,384,682)	$(12,872,377)	$(3,095,691)	$(36,352,750)

Basic and diluted loss per share:

Loss before discontinued operations				$(16.56)

Loss from discontinued operations, net of income taxes				(2.35)

Net Loss				$(18.90)

Weighted average number of shares outstanding				1,922,944

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

(3) VoIP, Inc. and Caerus, Inc. Merger

On June 1, 2005, the Company and Caerus, Inc. announced the closing of the merger of Volo Acquisition Corp., a wholly-owned subsidiary of the Company with and into Caerus, Inc. with Caerus, Inc. as the surviving corporation (the "Merger"). The Merger was completed pursuant to an Agreement and Plan of Merger (the "Merger Agreement'), executed on May 31, 2005 by the conversion of all Caerus, Inc. capital stock into 821,724 shares of common stock, par value $0.001, of the Company.

(4) Pro Forma Statements of Operations Adjustments

Adjustments to the pro forma Statements of Operations represent amortization of intangible assets recorded in connection with the acquisitions.

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

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
July 25, 2005

CAERUS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

ASSETS
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$19,414	$25,078
Restricted cash	60,224	196
Accounts receivable	2,098,598	358,522
Note receivable - related party	-	179,974
Supplies, deposits and prepaid expenses	70,999	350,199

TOTAL CURRENT ASSETS	2,249,235	913,969

PROPERTY AND EQUIPMENT
Telecommunications equipment and computers	6,390,973	732,205
Furniture and fixtures	61,960	21,624
Leasehold improvements	163,808	146,358
Purchased and developed software	473,228	598,243
	7,089,969	1,498,430
Less accumulated depreciation and amortization	(824,580)	(183,408)

NET PROPERTY AND EQUIPMENT	6,265,389	1,315,022

OTHER ASSETS
Deferred loan origination costs, net	285,075	-
Lease deposit and other	28,959	65,000

TOTAL ASSETS	$8,828,658	$2,293,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,137,293	$452,094
Note payable	6,006,899	-
Convertible notes payable - related party	1,830,000	1,050,000
Deferred revenue and customer deposits	38,750	60,576

TOTAL CURRENT LIABILITIES	15,012,942	1,562,670

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.01 par value; 50,000,000 shares authorized;
14,940,508 and 11,948,367 shares issued and outstanding, respectively	149,405	119,484
Preferred stock - $.01 par value; 25,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Additional paid-in capital	4,618,253	2,952,184
Accumulated deficit	(10,951,942)	(2,340,347)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(6,184,284)	731,321

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$8,828,658	$2,293,991

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

CAERUS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For The Year Ended December 31, 2004, and
The Period May 15, 2002 (Date of Inception) Through December 31, 2003

	Common Stock		Additional		Total
	$.01 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCE - MAY 15, 2002	-	$-	$-	$-	$-

ISSUANCE OF FOUNDER STOCK	5,400,000	54,000	-	-	54,000

SALE OF COMMON STOCK	6,186,592	61,866	2,721,909	-	2,783,775

ISSUANCE OF COMMON STOCK
FOR SERVICES	150,000	1,500	81,750	-	83,250

ISSUANCE OF COMMON STOCK
FOR PROPERTY AND EQUIPMENT	211,775	2,118	148,525	-	150,643

NET LOSS	-	-	-	(2,340,347)	(2,340,347)

BALANCE - DECEMBER 31, 2003	11,948,367	119,484	2,952,184	(2,340,347)	731,321

ISSUANCE OF COMMON STOCK	712,071	7,121	273,139	-	280,260

ISSUANCE OF COMMON STOCK
FOR DEBT	2,280,070	22,800	1,097,200	-	1,120,000

ISSUANCE OF STOCK WARRANTS IN CONNECTION WITH SECURED NOTE PAYABLE	-	-	218,813	-	218,813

EMPLOYEE STOCK OPTIONS - COMPENSATION EXPENSE RECOGNIZED	-	-	76,917	-	76,917

NET LOSS	-	-	-	(8,611,595)	(8,611,595)

BALANCE - DECEMBER 31, 2004	14,940,508	$149,405	$4,618,253	$(10,951,942)	$(6,184,284)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Altamonte Springs, State of Florida, on October 11, 2007.

VOIP, INC.

By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer
Date:	October 11, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony J. Cataldo
Anthony J. Cataldo
Chief Executive Officer and Chairman

Date:	October 11, 2007

By:	/s/ Shawn Lewis
Shawn M. Lewis
Chief Operating Officer

Date:	October 11, 2007

By:	/s/ Robert Staats
Robert V. Staats
Chief Accounting Officer

Date:	October 11, 2007

By:	/s/ Gary Post
Gary Post
Director

Date:	October 11, 2007

By:	/s/ Stuart Kosh
Stuart Kosh
Director

Date:	October 11, 2007

By:	/s/ Sade Panahi
Sade Panahi
Director

Date:	October 11, 2007