Form 10-Q
period 2007-09-30
VOIP INC
filed 2007-11-14
CIK 1100954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

(407) 398-3232
(Issuer's telephone number)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). YES ☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 8, 2007: 13,208,482.

VoIP, Inc.

Form 10-Q for the Quarter Ended September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VoIP, Inc.
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$68,491	$90,172
Accounts receivable, net	1,107,209	375,946
Due from related parties	-	31,227
Prepaid expenses and deposits	490,026	373,746
Total current assets	1,665,726	871,091

Property and equipment, net	5,419,144	6,604,285
Goodwill and other intangible assets	24,033,697	25,992,034
Net assets from discontinued operations	-	2,367,007
Other assets	40,105	94,546

TOTAL ASSETS	$31,158,672	$35,928,963

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,494,223	$7,987,316
Accrued expenses	3,754,588	4,534,777
Loans payable	513,750	2,574,835
Convertible notes payable	13,682,981	5,902,217
Fair value liability for warrants	-	5,102,731
Financing penalties and other stock-based payables	4,084,065	4,748,380
Accrued litigation charges	1,905,000	1,054,130
Notes and advances from investors	-	616,667
Note payable - related party	300,000	-
Net liabilities from discontinued operations	109,997	-
Other current liabilities	109,969	140,425
Total current liabilities	27,954,573	32,661,478

Other liabilities	159,568	222,669

TOTAL LIABILITIES	28,114,141	32,884,147

Shareholders' equity:
Common stock - $0.001 par value; 400,000,000 shares authorized; 11,372,700 and 4,930,485 shares issued and outstanding	11,373	4,930
Preferred stock - $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Additional paid-in capital	114,088,266	79,036,498
Accumulated deficit	(111,055,108)	(75,996,612)
Total shareholders' equity	3,044,531	3,044,816

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,158,672	$35,928,963

The accompanying notes are an integral part of these consolidated financial statements.

VoIP Inc.
Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006

Revenues	$6,229,058	$4,775,489	$2,579,542	$598,170

Cost of sales	6,036,130	6,769,876	1,909,676	943,375

Gross profit (loss)	192,928	(1,994,387)	669,866	(345,205)

Operating expenses:
Compensation and related expenses	5,611,811	11,705,542	2,228,336	5,213,947
Professional, legal and consulting expenses	4,651,492	4,117,972	1,473,553	1,721,657
Depreciation and amortization	3,182,522	3,588,833	1,051,487	996,253
General and administrative expenses	1,068,615	1,690,459	429,774	489,336
Total operating expenses	14,514,440	21,102,806	5,183,150	8,421,193

Loss from continuing operations before other income and expenses	(14,321,512)	(23,097,193)	(4,513,284)	(8,766,398)

Other (income) expenses:
Interest expense	8,839,848	5,093,939	3,454,857	1,884,298
Financing penalties and expenses	7,598,162	6,838,913	3,088,113	4,139,522
Change in fair value liability for warrants	1,196,768	(6,743,453)	(1,487,514)	(3,371,291)
Litigation charges (credits)	(2,469,020)	710,000	(1,489)	-
Total other expenses	15,165,758	5,899,399	5,053,967	2,652,529

Loss before income taxes and results of discontinued operations	(29,487,270)	(28,996,592)	(9,567,251)	(11,418,927)

Provision for income taxes	-	-	-	-

Net loss before discontinued operations	(29,487,270)	(28,996,592)	(9,567,251)	(11,418,927)

Loss from discontinued operations, net of income taxes	(5,571,226)	(2,314,848)	(51,567)	(893,780)

Net loss	$(35,058,496)	$(31,311,440)	$(9,618,818)	$(12,312,707)

Basic and diluted loss per share:

Loss before discontinued operations	$(3.87)	$(8.50)	$(0.92)	$(3.24)
Loss from discontinued operations, net of income taxes	(0.73)	(0.68)	(0.01)	(0.25)
Net loss per share	$(4.60)	$(9.18)	$(0.93)	$(3.49)

Weighted average number of shares outstanding	7,619,005	3,409,765	10,395,797	3,525,455

The accompanying notes are an integral part of these consolidated financial statements.

VoIP, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations:
Net loss before discontinued operations	$(29,487,270)	$(28,996,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,182,522	3,637,616
Common shares issued for services	4,272,570	2,427,779
Options and warrants issued for services and compensation	1,186,724	7,955,725
Amortization of debt discounts	8,023,287	3,732,769
Increase (decrease) in fair value liability for warrants	1,196,768	(6,743,453)
Impairment loss for contract cancellation	-	1,043,683
Noncash nonregistration penalties	5,668,055	5,242,782
Noncash litigation gain, net	(2,519,612)	(397,821)
Noncash financing and interest expense	1,396,129	-
Provision for bad debt	645	161,686
Changes in operating assets and liabilities:
Accounts receivable	(914,983)	111,184
Due from related parties	31,227	142,786
Prepaid expenses and deposits	(116,280)	17,611
Accounts payable and accrued expenses	(1,105,311)	944,110
Nonregistration penalties and other stock-based payables	815,040	-
Accrued litigation charges	1,963,511	-
Other current liabilities	(93,557)	(325,785)
Net cash used in continuing operating activities	(6,500,535)	(11,045,920)
Discontinued operations:
Loss from discontinued operations	(5,571,226)	(2,314,848)
Provision for discontinued operations	6,177,004	-
Goodwill impairment charge	-	839,101
Net cash provided by (used in) discontinued operating activities	605,778	(1,475,747)
Net cash used in operating activities	(5,894,757)	(12,521,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing operations:
Purchase of property and equipment and other assets	(33,894)	(135,743)
Net cash used in continuing investing activities	(33,894)	(135,743)
Discontinued operations:
Net assets - DTNet and Phone House	-	1,554,295
Net cash provided by discontinued investing activities	-	1,554,295
Net cash (used in) provided by investing activities	(33,894)	1,418,552

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable and advances	4,610,474	8,108,719
Proceeds from common stock issuances	1,760,000	2,713,902
Proceeds from warrant repricing	-	770,314
Repayment of amounts due to related parties	-	(1,267,682)
Repayment of notes payable and advances	(463,504)	(1,900,134)
Net cash provided by financing activities	5,906,970	8,425,119

Net decrease in cash	(21,681)	(2,677,996)
Cash and cash equivalents at beginning of period	90,172	3,228,745
Cash and cash equivalents at end of period	$68,491	$550,749

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

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006. The accompanying consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 are unaudited but, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are detailed in the Company's annual report on Form 10-K for the year ended December 31, 2006, as amended. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Reverse Stock Split

On August 13, 2007 the Company's shareholders approved a 1-for-20 reverse split of its common stock, which became effective on August 16, 2007. As such, each shareholder received one share of the Company's common stock for every twenty shares held just prior to the effective date. Fractional shares resulting from the reverse split were rounded up to the nearest whole share. Following the effective date of the reverse split, the par value of the common stock remained at $0.001 per share. As required by Financial Accounting Standard No. 128, all share and per-share information in these consolidated financial statements have been appropriately restated. In addition, the common stock in the Company's consolidated balance sheets was reduced by a factor of twenty, with corresponding increases in additional paid-in capital.

Accounting for Warrants

Due to the Company's 2006 financing agreements, the number of common shares issuable upon the exercise of outstanding warrant agreements, when combined with existing outstanding common shares, options, and shares issuable upon the conversion of applicable notes payable (“diluted shares”), exceeded the Company's then-authorized common shares. Therefore, as required by Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), asset or liability classification of the warrants was required (as opposed to permanent equity classification) for the excess warrant shares.  From January to May 2006, only a portion of the Company's warrants were subject to liability classification and their values accordingly marked-to-market, including a related charge of $1,281,278 to earnings for the three months ended March 31, 2006. In May 2006, the Company repriced certain of its warrants to $15.60 per share ($0.78 per share pre-split) in conjunction with a financing transaction, which in turn triggered contractual “favored nations” price ratchets on a number of its existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $15.60 per share ($0.78 per share pre-split). The effect was to increase the number of fully diluted shares of common stock at the time to approximately 6.5 million (129 million pre-split), relative to the Company's then-authorized 100 million common shares. The Company's total warrants then outstanding were approximately 1.4 million (28 million pre-split). As required by EITF 00-19, the Company classified all remaining warrants at that time as a liability, transferring $5,406,284 from additional paid-in capital to fair value liability for warrants on its consolidated balance sheet. This warrant liability, along with the original earlier 2006 warrant liability discussed above, was subsequently marked-to-market, resulting in a $5,102,731 fair value warrant liability at December 31, 2006, and a credit to earnings for the nine months ended September 30, 2006 of $6,743,453.

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

Due to the June 14, 2007 financing agreements referred to in Note G which in turn triggered favored nations price ratchets to $1.60 per share ($0.08 per share pre-split) by June 25, 2007, the Company's diluted shares (pre-split) exceeded its authorized 400 million common shares. Therefore, asset or liability classification of (and related mark-to-market accounting for) the warrants was again required for the excess warrant shares. Between June 14, 2007 and June 25, 2007, the fair value of the Company's warrants, totaling $2,807,757, was transferred from additional paid-in capital to fair value liability for warrants on the Company's consolidated balance sheet. At June 30, 2007 these warrants were marked-to-market, resulting in a $2,007,626 fair value warrant liability at June 30, 2007, and an $866,269 credit to earnings and a $2,684,282 charge to earnings for the three and six months ended June 30, 2007, respectively. The fair value of the Company's warrants is a function of the market value of its underlying common stock.

As described in the fourth preceding paragraph above, on August 16, 2007, the Company effected a 1-for-20 reverse split of its common stock, which was again sufficient to satisfy all of its warrant obligations. The warrant liability was then marked-to-market, resulting in a credit to earnings of $1,487,514 for the three months ended September 30, 2007. The fair value of these warrants at that date was $694,450, and this amount was transferred from the fair value liability for warrants to additional paid-in capital on the Company's consolidated balance sheet as required by EITF 00-19, and the related mark-to-market accounting was suspended.

Should the Company again in the future have insufficient common shares to satisfy all of its warrant and convertible debt obligations, it will again be subject to noncash mark-to-market income or expense to the extent that the fair value of these warrants changes, which is in turn primarily dependent upon the Company's common stock market price per share.

Restricted Cash and Letters of Credit

Certain cash is restricted to support standby letters of credit which, in turn, support operating license bonds required by several states' regulatory agencies. These standby letters of credit are generally in force for one year with automatic one-year extensions. Maximum draws available to the beneficiary as of September 30, 2007 were $60,000.

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

At September 30, 2007, the Company's contractual obligations for debt, leases and capital expenditures totaled $31.7 million.  See Note G for a description of the Company's convertible notes issued from July 2005 through September 2007. As explained below and in Note G, the subscription agreements for many of these notes contain provisions that could impact the Company's future capital raising efforts and its capital structure:

•
The Company is required to file registration statements to register amounts ranging up to 200% of the shares issuable upon conversion of these notes, and all of the shares issuable upon exercise of the warrants issued in connection with these notes. Certain registration statements were filed, but have since become either ineffective or withdrawn. Until sufficient registration statements are declared effective by the Securities and Exchange Commission (the “SEC”), the Company is liable for liquidated damages totaling $1,016,053 through September 30, 2007, and will continue to incur additional liquidated damages of $55,379 per month until December 31, 2007. Additionally, since the required shares and warrants related to the Company’s September 2007 financing were not registered by November 11, 2007, monthly liquidated damages of $135,095 have begun to accrue.

•
Unless consent is obtained from the note holders, the Company may not issue new financing, file any new registration statements, or amend any existing registrations until the sooner of (a) 60 to 365 days following the effective date of the notes registration statement or (b) all the notes have been converted into shares of the Company's common stock and such shares of common stock and the shares of common stock issuable upon exercise of the warrants have been sold by the note holders.

•
Since October 2005, the Company has been in violation of certain requirements of most of its convertible notes. While the investors have not declared these notes currently in default, the full amount of the notes at September 30, 2007 has been classified as current. (See Note Q for subsequent default and waiver agreement.)

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

The Company's authorized common stock consisted of 400,000,000 shares at September 30, 2007, of which 11,372,700 common shares were then issued and outstanding, and $52,569,360 additional shares were contingently issuable upon the exercise of stock options and warrants, and conversion of convertible securities. An additional 20,188,313 common shares were required to be reserved under our various existing financing agreements. As of September 30, 2007 the Company was also contractually obligated to register approximately 51 million shares, warrants and options. There is no assurance that sufficient registration statements can be filed or declared effective by the SEC, in which case the Company would continue to be unable to satisfy its contractual obligations to register shares of its common stock.

The Company’s preferred stock consisted of 25,000,000 shares at September 30, 2007, of which none were issued or outstanding.

NOTE D - PROPERTY AND EQUIPMENT, NET

At September 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	September 30,	December 31,
	2007	2006

Equipment	$8,409,323	$8,370,279
Furniture & Fixtures	85,397	85,397
Software	666,842	666,842
Vehicles	15,269	15,269
Leasehold improvements	95,414	95,414
Total property and equipment	9,272,245	9,233,201
Less accumulated depreciation	(3,853,101)	(2,628,916)
Total property and equipment, net	$5,419,144	$6,604,285

Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to $1,224,185 and $1,422,165, respectively.

The amount of equipment held under capital leases, included above and net of accumulated amortization, was $179,086 and $224,959 at September 30, 2007 and December 31, 2006, respectively.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's balance sheet at September 30, 2007 includes approximately $16.8 million in goodwill and approximately $7.2 million in other intangible assets, recorded primarily in connection with its acquisition in May 2005 of Caerus and its subsidiaries.

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

As of September 30, 2007 and December 31, 2006, goodwill and other intangible assets consisted of the following:

		September 30,	December 31,
		2007	2006

Goodwill		$16,826,301	$16,826,301

Other intangible assets:
	Useful Life (Years)
Technology	4.0	$6,000,000	$6,000,000
Customer relationships	5.0 - 6.0	5,800,000	5,800,000
Trade names	9.0	1,300,000	1,300,000
Non-compete agreement	1.0	500,000	500,000
Other intangible assets	Indefinite	200,000	200,000
Subtotal		13,800,000	13,800,000
Accumulated amortization		(6,592,604)	(4,634,267)
Other intangible assets, net		7,207,396	9,165,733

Total goodwill and other intangible assets		$24,033,697	$25,992,034

Amortization expense for the nine months ended September 30, 2007 and 2006 amounted to $1,958,337 and $2,166,668, respectively.

 NOTE F - LOANS PAYABLE

At September 30, 2007 and December 31, 2006, loans payable consisted of the following:

	September 30,	December 31,
	2007	2006

Note payable to a lending institution	$-	$2,381,085
Note payable to Black Forest International (see Note K)	300,000	-
Demand notes (see Note G, footnote 9)	20,000	-
Other notes payable	193,750	193,750

Total loans payable	$513,750	$2,574,835

The Company as of December 31, 2006 owed $2.4 million to Cedar Boulevard Lease Funding LLC (“Cedar”) pursuant to a subordinated loan and security agreement (the “Loan Agreement”). Under the Loan Agreement, Cedar was granted a perfected, first-priority security interest in all of the Company's assets. This loan bears interest at 17.5%, and the remaining balance was due in May 2007.

On February 1, 2007 Cedar assigned its rights under the Loan Agreement, including the note payable (the “Note”) with a principal balance at the time of $1,917,581, and the related security interest, to a group of institutional investors (the “Investors”). In conjunction with this assignment, the Company paid a fee of $200,000 to Cedar. Also following the assignment, the Note's terms were amended to allow conversion of any unpaid principal balance into the Company's restricted common stock at $5.20 per share. The Note was also amended to include “favored nations” rights such that for future securities offerings by the Company at a price per share less than this $5.20 per share, the Note's conversion rate would be adjusted to the lower offering price. In conjunction with the Company's default and waiver agreement discussed in Note Q, on October 31, 2007 the Note's common stock conversion rate was reduced to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion date.  Interest expensed and paid under this debt facility during the nine months ended September 30, 2007 and 2006 was $11,575, and $361,653, respectively.

Due to the Note's amendment discussed in the preceding paragraph allowing its conversion into the Company's common stock, the balance owing at September 30, 2007 has been reclassified from loans payable to convertible notes payable on the Company's consolidated balance sheet at September 30, 2007 (see Note G). The Company was in violation of certain requirements of this Loan Agreement at September 30, 2007. However, the Investors had currently not declared this loan in default. As a result, the full amount of the loan at September 30, 2007 has been classified as current. (See Note Q for subsequent default and waiver agreement.)

The other notes payable at September 30, 2007 and December 31, 2006 were previously classified as common stock and additional paid-in capital, because related notes payable were converted to common stock in 2005. According to the terms of a November 2006 settlement agreement between the Company and the convertible note holders, the note holders returned the common stock to the Company, and the convertible debt was reclassified to loans payable, and are payable on demand.

NOTE G - CONVERTIBLE NOTES AND WARRANTS PAYABLE

At September 30, 2007 and December 31, 2006, convertible notes payable and the fair value liability for related warrants consisted of the following:

	Convertible Notes Payable		Fair Value Liability for Warrants (14)
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006

Payable to accredited investors:
July & October 2005 (1)	$396,408	$488,543	$-	$441,313
January & February 2006 (2)	6,809,956	8,353,102	-	980,409
October 2006 (3)	2,905,875	2,905,875	-	1,971,844
"Cedar" notes (4)	851,522	-	-	-
February 2007 (5)	3,808,990	-	-	-
April 2007 (6)	412,500	-	-	-
June 2007 (7)	200,000	-	-	-
July 2007 (8) and (9)	325,000	-	-	-
August 2007 (10)	275,000	-	-	-
September 2007 (11) and (12)	6,948,482	-	-	-

May 2005 private placement (13)	-	-	-	58,510
August 2005 subscription agreement (13)	-	-	-	400,500
Other - see Note N	-	-	-	1,250,155
Subtotal	22,933,733	11,747,520	-	5,102,731

Less discounts	(9,250,752)	(5,845,303)	-	-

Total	$13,682,981	$5,902,217	$-	$5,102,731

(1)
In July and October 2005 the Company issued and sold $3,085,832 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of the Company's common stock, at an original conversion rate of $16.00 per share. These investors also received five-year warrants to purchase 48,216 shares of the Company's common stock for an original $27.52 per share, five-year warrants to purchase 48,216 shares of the Company's common stock for $33.01 per share, and one-year warrants to purchase 96,432 shares of the Company's common stock for $32.00 per share. The investors also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above conversion rate or warrant exercise prices, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on the Company's assets, and the notes bear interest at an effective annual rate of approximately 20%. The principal balance of these notes was $396,408 and $488,543 at September 30, 2007 and December 31, 2006, respectively. All of these notes were due and payable at September 30, 2007 in cash or, at the option of the Company, in registered common stock at the original conversion price of $16.00 per share. As a result of the October 31, 2007 default and waiver agreement described in Note Q and the favored nations provision discussed above, the notes' conversion rate and the exercise price of outstanding warrants were effectively reduced to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. The Company was also in violation of certain other covenants at September 30, 2007. While the investors have not declared the convertible notes currently in default, the full amount of the notes has been classified as current. The July 2005 and October 2005 conversion shares became Rule 144(k) eligible in July and October 2007, respectively, and the Company discontinued accrual of associated liquidated damages on those dates. (See also Note H for nonregistration damages paid on September 12, 2007.)

(2)
In January and February 2006, the Company issued and sold $11,959,666 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of the Company's common stock at an original conversion rate of $26.36 per share. These investors also received five-year warrants to purchase 226,853 shares of the Company's common stock for $29.18 per share, and one-year warrants to purchase 226,853 shares of the Company's common stock for an original $31.83 per share. The investors also received “favored nations” rights. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on the Company's assets. The principal balance of the notes was $6,809,956 and $8,353,102 at September 30, 2007 and December 31, 2006, respectively, and all the notes bear interest at an effective annual rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at the option of the Company, in registered common stock at the original conversion price of $26.36 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at the option of the Company, in registered common stock at the lesser of $20.00 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $16.00 per share. As a result of the October 31, 2007 default and waiver agreement described in Note Q and the favored nations provision discussed above, the notes' conversion rate and the exercise price of outstanding warrants were effectively reduced to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. At September 30, 2007, the Company had not made scheduled principal payments of $3,572,757 on these notes. Beginning April and May 2006, the Company was in violation of the registration requirements of the secured and unsecured notes, respectively. In May 2006, the Company issued an aggregate of 8,318 shares to the secured investors in satisfaction of their then-existing non-registration liquidated damages. (See also Note H for nonregistration damages paid on September 12, 2007.) The Company owed additional liquidated damages of $901,242 at September 30, 2007, and will incur additional damages of $55,379 per month until the required shares and warrants are registered, or until the conversion and warrant shares become Rule 144(k) eligible in January 2008. The Company was also in violation of certain other covenants at September 30, 2007. While the investors have not declared the convertible notes currently in default, the full amount of the notes has been classified as current.

(3)
On October 17, 2006, the Company issued and sold $2,905,875 in secured convertible notes to institutional investors at a discount, for a net purchase price of $2,324,700. Proceeds of approximately $1,436,900 (before closing costs of $308,748) were paid in cash to the Company at closing, and $887,800 of the proceeds were used to repay three outstanding promissory notes held by three of the investors in the private placement. The investors also received five-year warrants to purchase a total of 518,906 shares of the Company's common stock at an original exercise price of $8.14 per share. The principal balance of the notes was $2,905,875 at September 30, 2007 and December 31, 2006. These convertible notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of the convertible notes into shares of the Company's common stock at an original conversion rate of $5.60 per share. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. Beginning December 2006 and January 2007, the Company was in violation of the nonreservation and nonregistration requirements, respectively, of the related subscription agreement. (The share reservation requirement was satisfied in August 2007.) Failing either of these, the convertible note holders are entitled to liquidated damages that accrued at the rate of two percent per month of the amount of the purchase price of the outstanding convertible notes during such default. See Note H for related liquidated damages paid on September 12, 2007, in settlement of the Company’s related reservation and registration requirements. The Company was also in violation of certain other covenants at September 30, 2007. While the investors have not declared the convertible notes currently in default, the full amount of the notes has been classified as current.

(4)	See Note F for a discussion of the Cedar note and related loan agreement.

(5)
On February 16, 2007, the Company issued and sold $3,462,719 in secured convertible notes (the “Convertible Notes”) to institutional investors at a discount, for a net purchase price of $2,770,175. $900,000 of the proceeds (before closing costs of $67,512) were paid in cash to the Company at closing, and $1,870,175 of the proceeds were used to repay fourteen outstanding promissory notes (including related accrued interest and a 10% premium on the promissory notes' total principal of $1,666,667) held by five of the investors in the private placement. The investors also received five-year warrants to purchase a total of 961,866 shares of the Company's common stock at an original effective exercise price of $3.60 per share. The Convertible Notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on February 16, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at the original conversion rate of $3.60 per share. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. Pursuant to the related subscription agreement, two of the investors received due diligence fees totaling $346,271, in the form of convertible notes (the “Due Diligence Notes”) having the same terms and conversion features as the Convertible Notes. Also pursuant to the subscription agreement, the Company issued a total of 200,000 common shares in April 2007 to the former holders of the above-referenced promissory notes, in lieu of and in payment for accrued damages associated with these promissory notes. Also pursuant to the subscription agreement, the Company was to obtain the authorization and reservation of its common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the Convertible Notes and Due Diligence Notes, and 100% of the common shares issuable upon the exercise of the warrants by April 15, 2007. Failing this, the note holders are entitled to liquidated damages at the rate of two percent per month of the amount of the purchase price of the outstanding convertible notes during such default. On August 16, 2007, the Company obtained sufficient authorization and reservation of its common stock as the result of its 1-for-20 reverse stock split. See Note H for related liquidated damages paid on September 12, 2007, in settlement of the Company’s accrued liquidated damages. The Company was also in violation of certain other covenants at September 30, 2007. While the investors have not declared the notes currently in default, the full amount of the notes has been classified as current.

(6)
On April 6, 2007, the Company issued and sold $375,000 in secured convertible notes (the “Convertible Notes”) to two institutional investors at a discount, for a net purchase price of $300,000. The investors also received five-year warrants to purchase a total of 104,167 shares of the Company's common stock at an original exercise price of $3.60 per share.  The Company received an unsecured advance of $300,000 on February 23, 2007 from these investors, and these funds were credited to the purchase price of the Convertible Notes. The Convertible Notes are secured by a subordinated lien on the Company's assets, are not interest bearing, and are due on February 23, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of the Company's common stock at the original conversion rate of $3.60 per share. Pursuant to the related subscription agreement, one of the investors received a due diligence fee of $37,500 in the form of a convertible note (the "Due Diligence Note") having the same terms and conversion features as the Convertible Notes. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. Also pursuant to the subscription agreement, the Company must reserve its common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the notes and 100% of the common shares issuable upon the exercise of the warrants by April 15, 2007. Failing this, the holders of the notes will be entitled to liquidated damages that will accrue at the rate of two percent per month of the amount of the purchase price of the outstanding notes during such default. On August 16, 2007, the Company obtained sufficient authorization and reservation of its common stock as the result of its 1-for-20 reverse stock split. See Note H for related liquidated damages paid on September 12, 2007, in settlement of the Company’s accrued liquidated damages. The Company was also in violation of certain other covenants at September 30, 2007. While the investors have not declared the notes currently in default, the full amount of the notes has been classified as current.

(7)
Between June 14, 2007 and June 19, 2007, the Company issued and sold convertible promissory notes to four institutional investors in private placements, for a net purchase price of $275,000. These convertible notes are not interest bearing, and were due on June 25, 2007. These notes are repayable at the investors' election in cash for $366,667, reflecting a 33% premium (the “Premium”). The investors may also at their election convert all or part of these notes into shares of the Company's common stock at the original conversion rate of $2.40 per share. Per the terms of these notes, since the Company did not repay the notes on June 25, 2007, the above common stock conversion rate was adjusted to $1.60 per share. If the investors elect to convert these notes at $1.60 per share, they have agreed to waive the Premium. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion date. $75,000 of these convertible notes were repaid in conjunction with the September 12, 2007 financing described below.

(8)
On July 27, 2007, the Company issued and sold $250,000 in secured convertible notes to two institutional investors at a discount, for a net purchase price of $200,000. The investors also received five year warrants to purchase a total of 156,250 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $1.60 per share. $125,000 of these convertible notes were repaid in conjunction with the September 12, 2007 financing described below. These convertible notes are not interest bearing, and are due on July 27, 2008. The note holders may at their election convert all or part of the notes into shares of the Company's common stock at the original conversion rate of $1.60 per share. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. Also pursuant to the related subscription agreement, the Company must reserve its common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the notes and 100% of the common shares issuable upon the exercise of the warrants.

(9)
On July 31, 2007, the Company issued and sold $200,000 in secured convertible notes to two accredited investors in a private placement. The investors also received 10,000 shares of the Company's common stock; three-year warrants to purchase a total of 218,750 shares of the Company's common stock at an original exercise price of $1.60 per share; and unsecured promissory demand notes totaling $20,000, and bearing interest at 10% (classified with loans payable at September 30, 2007). The convertible notes are secured by a subordinated lien on the Company's assets, bear interest at 10%, and are due at the earlier of: (a) January 31, 2008; or (b) the Company's closing of a financing transaction of $20 million or more (the “Closing”).  These note holders may at their election convert all or part of the convertible notes into shares of the Company's common stock at the original conversion rate of $1.60 per share. These note holders may also at their election receive a credit of 125% of the amount payable against the purchase price of a financing transaction of $20 million or more. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. Also pursuant to the related subscription agreement, within 120 days of the Closing, the Company must file a registration statement on behalf of the investors registering the common stock, as well as the common shares issuable upon conversion of the convertible notes and the exercise of the warrants. Said registration statement must also be declared effective within 180 days of the Closing. Failing either of these, these investors will be entitled to liquidated damages that will accrue at the rate of 1.5% per month of the amount of the purchase price of the convertible notes during such default, up to a total of 18%.

(10)
On August 17, 2007, the Company issued and sold a $250,000 unsecured promissory note to an accredited investor at a discount, for a net purchase price of $200,000. The investor also received an unsecured promissory note for $25,000 as a placement fee (combined, the “Notes”). The Notes are not interest bearing, and were due on September 1, 2007. The investor also received five-year warrants to purchase a total of 156,250 shares of the Company's common stock at an original exercise price of $1.60 per share. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the exercise date. Since the Notes were not paid when due , the investor formally declared the Company to be in default thereunder, and in accordance with the terms of the Notes, on September 17, 2007 elected to convert the Notes into free-trading shares of the Company's common stock at $0.767 per share. Accordingly, 358,540 unrestricted common shares were issued to the investor pursuant to Section 3(a)(10) of the Act on October 16, 2007.

(11)
On September 12, 2007, pursuant to the terms of a subscription agreement and an intercreditor agreement, the Company issued and sold $1,844,581 in secured convertible notes (the “Financing Notes”) to several institutional investors at a discount, for a net purchase price of $1,374,999. Pursuant to the related agreements, the Financing Notes are secured by a subordinated lien on the Company's assets, bear interest at the rate of 8% per annum, and are due by September 12, 2008. In addition, 15% of the Company's future net financings are required to be used to repay the Financing Notes. The note holders may at their election convert all or part of the Financing Notes into shares of the Company's common stock at the original conversion rate of $0.75 per share. The investors also received five-year warrants to purchase a total of 2,459,442 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.75 per share (the “Financing Warrants”).

Pursuant to a related intercreditor agreement, $1,576,278 principal amount of the Company's existing secured convertible notes were also reassigned among the parties to this agreement. That amount, plus $268,303 of the Waiver Notes (defined below), plus $1,646,589 principal amount of the Company's other existing secured convertible notes, are referred to herein as Super Senior Secured Debt (the “SSS Debt”). The SSS Debt is repayable at the rate of $250,000 every 45 days following September 12, 2007 (the “Amortization Payments”), with all amounts outstanding in connection with the SSS Debt payable by May 31, 2008. In the event that the Company fails to make any of the Amortization Payments, the note holders may elect to trigger a reduction of the related effective notes' conversion rate to an amount equal to 70% of the Company's average of the three lowest closing bid prices of its common stock for the 10 days prior to the date a note holder converts its note.

Also pursuant to the related intercreditor agreement, the Company issued (i) $2,417,651 in secured convertible notes (the “Damages Notes”) to the investors as settlement of all liquidated damages accrued to date related to notes previously issued to these investors by the Company; and (ii) $2,000,000 in secured convertible notes (the “Waiver Notes”) to the investors in consideration for their waiving certain existing events of default and up to six months of future liquidated damages related to nonregistration events pertaining to financing agreements the Company entered into with them prior to September 12, 2007. The Company also issued to the investors five-year warrants to purchase a total of 4,870,075 shares of the Company's common stock as further consideration for the waivers (the “Waiver Warrants”). The Damages Notes, Waiver Notes and Waiver Warrants contain terms substantially similar to the Financing Notes and Financing Warrants.

Also on September 12, 2007, the Company signed an agreement to issue a $400,000 secured convertible note (the “Bristol Note”) to Bristol Investment Fund, Ltd. (“Bristol”), for a net purchase price of $200,000 plus additional noncash consideration, in a private placement. The Bristol Note is secured by a subordinated lien on the Company's assets, bears interest at the rate of 8% per annum, and is due on September 12, 2008. Bristol may at its election convert all or part of the Bristol Note into shares of the Company's common stock at the original conversion rate of $0.75 per share.

Also pursuant and subject to the terms of the subscription agreement, the Company has agreed to file a registration statement covering the resale of 150% of the shares of common stock that may be issuable upon conversion of all the Financing Notes, Waiver Notes, Damages Notes, and Bristol Note (the "Notes") and 100% of the shares of common stock issuable upon the exercise of the Financing Warrants and Waiver Warrants. The registration statement must be filed by November 11, 2007, and declared effective by January 10, 2008. In the event that this registration statement is not timely filed or declared effective by these dates, liquidated damages will accrue at the rate of 2% per month of the purchase price of the outstanding Notes and purchase price of the common shares issued upon conversion of the Notes, up to a maximum of 24%.

The investors in the Financing Notes, Financing Warrants, Damages Notes, Waiver Notes, Waiver Warrants and Bristol Note also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. The Company was also in violation of certain other covenants at September 30, 2007. While the investors have not declared the Notes currently in default, the full amount of the Notes has been classified as current.

(12)
On September 26, 2007, the Company issued and sold a $250,000 secured convertible note (the “Note”) to an accredited investor in a private placement for a net purchase price of $200,000. The Note is secured by a certain receivable of the Company and is due on October 4, 2007. In the event of the Company's default under the terms of the Note, the unpaid portion of the Note becomes convertible into free-trading shares of the Company's common stock, par value $0.001 per share, at a 30% discount to the average of the closing market price of the Company's common stock over the five trading days immediately preceding such conversion, subject to a conversion price floor of $0.75 per share. The investor also received a $36,250 fee in the form of an unsecured convertible note (the “Fee Note”) due on October 4, 2007 and convertible in the event of default under the same terms and conditions as those set forth in the Note.

(13)	See Note C for a discussion of the May 2005 private placement and the August 2005 subscription agreement.

(14)	See Note B for a discussion of the accounting for the fair value liability for warrants.

During the nine months ended September 30, 2007 and 2006, the Company converted $6,401,341 and $4,682,010, respectively, of its notes payable to common stock.

No interest was paid on any of the convertible notes described above during the nine months ended September 30, 2007 and 2006.

NOTE H - FINANCING PENALTIES AND OTHER STOCK-BASED PAYABLES

At September 30, 2007 and December 31, 2006, financing penalties and other stock-based payables consisted of the following:

	September 30,	December 31,
	2007	2006
Nonregistration penalties payable:
In cash	$901,242	$1,658,858
In common stock and warrants	114,811	1,342,299
Loan default penalties payable (see Note K)	482,140	-
Common stock payable to officer	947,972	732,678
Common stock payable to directors	27,300	210,000
Common stock payable to investors	840,068	365,345
Common stock payable for other services rendered	770,532	439,200

Total financing penalties and other stock-based payables	$4,084,065	$4,748,380

As discussed in Note G, the Company is in violation of the registration requirements of a number of its existing financing agreements.

Pursuant to the September 12, 2007 financing agreements referred to in Note G, the Company issued (i) $2,417,651 in secured convertible notes (the “Damages Notes”) to those related investors as settlement of all liquidated damages accrued to date related to notes previously issued to these investors by the Company; and (ii) $2,000,000 in secured convertible notes (the “Waiver Notes”) to these investors in consideration for their waiving certain existing events of default and up to six months of future liquidated damages related to nonregistration events pertaining to financing agreements the Company entered into with them prior to September 12, 2007. The Company also issued to the investors five-year warrants to purchase a total of 4,870,075 shares of the Company's common stock as further consideration for the waivers (the “Waiver Warrants”). The Damages Notes, Waiver Notes and Waiver Warrants contain terms substantially similar to the Financing Notes and Financing Warrants discussed in Note G. As a result, liquidated damages payable in a combination of stock and cash amounted to $1,016,053 and $3,001,157 as of September 30, 2007 and December 31, 2006, respectively.

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

On September 6, 2007 the Company executed a 12-month consulting agreement with CEOcast, Inc. (the “Consulting Agreement”), whereby CEOcast provides certain investor relations services in return for 400,000 immediately issuable shares of the Company’s restricted common stock (with piggyback registration rights), plus cash payments of $10,000 per month. Based on the Company’s common stock market price at September 6, 2007, $504,000 is included in common stock payable for other services rendered at September 30, 2007, and that amount was correspondingly charged to operations in the three and nine months ended September 30, 2007.

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

The parties to the litigation engaged in settlement discussions in February and March 2007, which ultimately led to a confidential settlement agreement (the “Settlement Agreement”) executed by the parties on May 17, 2007. The terms of the Settlement Agreement include the following provisions:

1.	Beginning May 2007, Volo and Caerus will pay a total of $2.2 million (the “Payments”) to MCI WorldCom in monthly installments through November, 2009;

2.	The Company issued a guarantee of Payments under the Settlement Agreement, secured by all of the Company's assets;

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

In conjunction with the Settlement Agreement, the Company recognized a related gain of approximately $4.0 million in the second quarter of 2007, representing the excess of the liability previously accrued on the Company's consolidated balance sheet over the expected cash payments in #1 above. As of September 30, 2007, $1,905,000 was owed under #1 above, and is included in accrued litigation charges on the Company's consolidated balance sheet.

Cross Country Capital Partners, L.P.

On September 25, 2006, Cross Country Capital Partners, L.P. (“Cross Country”) filed suit against the Company, asserting a claim for breach of contract in connection with a securities purchase agreement entered into with the Company dated August 26, 2005 (the “Securities Purchase Agreement”). Pursuant to a settlement agreement dated May 23, 2007 (the “Settlement Agreement”), the Company on June 18, 2007 issued to Cross Country 625,000 unrestricted shares of its common stock, par value $0.001 (the “Settlement Shares”), issued pursuant to Section 3(a)(10) of the Act. With respect to 50% of the Settlement Shares, during any 90 day period Cross Country may only sell an amount of these shares in an aggregate amount up to 1% of the Company's outstanding common stock. The remaining Settlement Shares may be disposed of by Cross Country at such time or times thereafter, as it deems appropriate. The Company had previously issued to Cross Country warrants to purchase 111,250 of the Company's common shares at prices originally ranging from $27.40 to $32.00 per share, which were subsequently repriced to $3.60 per share as a result of a “favored nations” pricing provision. The Settlement Agreement affirmed the $3.60 exercise price. In conjunction with the Settlement Agreement, the Company recognized a related expense of $1,273,870 in the nine months ended September 30, 2007, representing the shortfall in the liability previously accrued on the Company's consolidated balance sheet compared to the value of the stock issuance above.

On September 20, 2007, Cross Country filed suit against the Company in 160th District Court in Dallas County, Texas, asserting separate claims for breach of contract in connection with the Securities Purchase Agreement. Cross Country claims unspecified damages relating to the “favored nations” pricing provision of the Securities Purchase Agreement, which it claims survived the Settlement Agreement, coupled with the Company’s security issuances subsequent to the Settlement Agreement at prices less than the above $3.60 per share. On October 26, 2007 the Company filed an Answer and Affirmative Defenses denying Cross Country’s claims. The Company is currently unable to assess the outcome of this litigation or its potential impact on the Company's financial condition and results of operations.

Other

The Company and Mr. Ivester, a shareholder and former Chief Executive Officer of the Company, entered into a 3-year consulting agreement on October 18, 2005, which the Company terminated in October 2006. Pursuant to the consulting agreement, Mr. Ivester provided general business strategy, financing and product development advice. Mr. Ivester received $200,000 per year for his services under the consulting agreement, as well as a $2,500 per month vehicle allowance. The Company also owed Mr. Ivester $305,212 as of December 31, 2006 under a demand note payable bearing interest at 3.75%. On March 16, 2007, the Company agreed to settle all of Mr. Ivester's claims under his consulting agreement and his demand note payable, in return for cash payments totaling $75,000, and a combination of cash and common shares totaling a minimum value of $125,000. In conjunction with this settlement agreement, the Company recognized a related expense of $73,467 in the nine months ended September 30, 2007, representing the shortfall in the liability previously accrued on the Company's consolidated balance sheet compared to the value of the settlement.

In March 2007, the Company settled claims against it brought by a former employee and two investors, requiring cash payments totaling $132,000, and the issuance of 23,750 shares of the Company's common stock.

In June 2007, the Company settled claims against it brought by an investor, requiring the issuance of approximately 150,000 unrestricted shares issued pursuant to Section 3(a)(10) of the Act, the specific amount being subject to a minimum value of $150,000 as determined by the future market price of the Company's common stock, as defined.

In February 2006, the Company settled claims against it pertaining to the exchange of its common shares for Caerus shares pursuant to the Caerus merger agreement dated May 31, 2005. The settlement required a cash payment of $710,000, which was recognized as a litigation charge during the six months ended June 30, 2006.

The Company is currently a defendant in other lawsuits and disputes arising in the ordinary course of business.  The Company  believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not exceed the amounts accrued in its consolidated financial statements, which may in turn materially adversely affect the Company's financial position or results of operations. The Company expenses all legal costs associated with lawsuits and other disputes as incurred.

NOTE J - NOTES AND ADVANCES FROM INVESTORS

Notes and advances from investors represent funds loaned to or deposited with the Company in anticipation of the issuance of future notes payable. No funds were so advanced at September 30, 2007. The $616,667 at December 31, 2006 represents funds advanced to the Company in November and December 2006, in anticipation of the issuance of convertible notes payable, which were issued in February 2007 (see Note G).

These notes and advances were unsecured. The $616,667 notes at December 31, 2006 bore interest at 18%.

NOTE K - RELATED PARTY TRANSACTIONS

As of September 30, 2007 and December 31, 2006, the amount due from related parties of $0 and $31,227, respectively, consisted of advances to Shawn M. Lewis, the Company's Chief Operating Officer.

On March 29, 2007, the Company issued an unsecured promissory note in the principal amount of $300,000 (the “Note”) to Shawn M. Lewis, the Company's Chief Operating Officer, classified as a note payable – related party at September 30, 2007. The Note and related accrued interest at 10% per annum was payable upon demand. The cash proceeds to the Company were $252,000 net of related closing costs and expense reimbursements of $48,000, $30,000 of which was paid to Mr. Lewis. On May 29, 2007, Mr. Lewis issued the Company a formal demand for payment, and on June 8, 2007 declared the Company in default. Under the terms of the note, in addition to the principal balance of $300,000 plus accrued interest, the Company was obligated to pay $750,000 as liquidated damages, of which $67,860 was paid by September 30, 2007 (excluding the $300,000 note assumed as mentioned below). On June 14, 2007, Mr. Lewis waived this default in return for, among other things, a waiver fee of $100,000 payable by June 21, 2007, and full payment of the Note and accrued interest by June 29, 2007. The Note and $100,000 waiver fee not having been paid, the Note automatically became in default. To partially address this, on August 8, 2007 the Company assumed Mr. Lewis's personal obligations under a $300,000 note payable to Black Forest International, LLC (“BFI”), due on September 30, 2007 (the “Assumed Note”) and bearing interest at 12% retroactive to March 29, 2007. The Assumed Note is classified with loans payable, and the remaining liquidated damages and waiver fees were classified with financing penalties and other stock-based payables, at September 30, 2007. Full default settlement negotiations with Mr. Lewis are currently underway. In addition, the Company having not paid the Assumed Note when due, BFI declared the Company in default, and settlement negotiations are underway.

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

Effective June 27, 2007, the Company and WQN, Inc., a Texas corporation (the "Purchaser") executed an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company sold substantially all of the tangible operating assets utilized by its Dallas, Texas subsidiary, VoIP Solutions, Inc. (the "Assets"), to the Purchaser.  The Company's patents were not sold. Pursuant to the Purchase Agreement, the Purchaser acquired the Assets for a purchase price consisting of (1) a cash payment of $400,000; (2) 4% of the defined monthly revenues related to the Assets in excess of $200,000 during the first year following execution of the Purchase Agreement; (3) 3% of the defined monthly revenues related to the Assets in excess of $150,000 during the second year following execution of the Purchase Agreement; and (4) 2% of the defined monthly revenues related to the Assets in excess of $100,000 during the third year following execution of the Purchase Agreement. In conjunction with a settlement agreement dated October 3, 2007, the Purchaser also effectively agreed to assume certain trade accounts payable related to the Dallas, Texas operations of VoIP Solutions, Inc., in return for $290,000 of the Company’s free trading common shares, subject to a floor price of $0.75 per share, with any difference made up for in cash. Accordingly, on October 17, 2007, the Company issued 386,666 unrestricted shares issued pursuant to Section 3(a)(10) of the Act, and the Company agreed to pay a cash amount of $73,467 to the Purchaser.

The following summarizes the combined operating results of DTNet Technologies, the calling card business of Phone House, Inc., and the Dallas, Texas assets of VoIP Solutions, Inc. for the nine and three months ended September 30, 2007 and 2006 (through the respective dates of sale or termination), and their respective financial position as of September 30, 2007 and December 31, 2006, classified as discontinued operations for all periods presented.

Statement of Operations	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006

Revenues	$2,596,007	$20,866,536	$10,731	$5,623,843
Cost of sales	1,780,178	18,640,433	-	4,753,629
Gross profit	815,829	2,226,103	10,731	870,214

Compensation and benefits	172,534	784,484	-	200,502
Asset impairment charges	-	839,101	-	-
Litigation credit	(665,221)	-	-	-
Other operating expenses	500,537	1,504,983	62,298	472,709
Interest expense	97,040	368,700	-	47,100
Impairment loss for contract cancellation	-	1,043,683	-	1,043,683
Loss on sale of assets (1)	6,282,165	-	-	-
Net loss	$(5,571,226)	$(2,314,848)	$(51,567)	$(893,780)

(1)	Includes the write-off of $6,448,838 of goodwill and other intangible asset values associated with the sale of the Company's Dallas, Texas operating assets.

Balance Sheet	September 30, 2007	December 31, 2006

Current assets	$10,731	$406,315
Property and equipment, net	-	255,948
Goodwill and other intangible assets	-	6,695,788
Other assets	-	5,281

Total assets	10,731	7,363,332
Less current liabilities	(120,728)	(4,996,325)

Net assets (liabilities) of discontinued operations	$(109,997)	$2,367,007

NOTE M - STOCK BASED COMPENSATION

A total of 200,000 shares of common stock were reserved for issuance under the Company's 2004 Employee Stock Option Plan (the “2004 Plan”), which were registered under the Company's S-8 Registration Statement filed January 26, 2005. In addition, on March 16, 2007 the Company obtained shareholder approval of the Company's 2006 Equity Incentive Plan (the “2006 Plan”), which were registered under the Company's S-8 Registration Statement filed May 11, 2007. The 2006 Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate may be granted: (1) options to acquire up to 500,000 shares of the Company's common stock; (2) shares of restricted common stock; (3) stock appreciation rights; (4) performance-based awards; (5) “Dividend Equivalents”; and (6) other stock-based awards. The activity in the 2004 Plan and the 2006 Plan for the nine months ended September 30, 2007 is as follows:

	Number	Exercise Price Range	Wtd. Avg. Exercise Price

Options outstanding at December 31, 2006	32,218	$17.00 - $31.20	$22.20
Options returned to the plan due
to employee terminations	(32,218)	$17.00 - $31.20	$22.20
Options granted	1,158,333	$1.20 - $3.60	$2.15
Options expired	(187,500)	$3.60	$3.60
Options exercised	(970,833)	$1.20 - $3.60	$1.87

Options outstanding at September 30, 2007	-	N/A	N/A

In September 2006, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”). These agreements, as subsequently amended by the Company's board of directors, provided for, among other things, the award of 500,000 common shares each. In addition, on May 4, 2007, the Company amended its employment agreement with its Chief Accounting Officer (“CAO”), providing for the award of 100,000 shares of the Company's common stock. All such shares were issued during the nine months ended September 30, 2007. The CEO and COO are also to receive sufficient additional common shares to assure that they maintain a minimum of 5% and 8% beneficial ownership, respectively, of the Company's issued and outstanding common stock, before considering stock sales. Subject to board approval, the Company has also executed contracts whereby these 5% and 8% calculations will be made based on the Company's fully diluted common shares. Based on these fully diluted share assumptions, the CEO and COO were owed 2,392,847 and 3,692,269 shares of common stock, respectively, at September 30, 2007.

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

On September 24, 2007, the Company entered into an Advisory Services Agreement (the “Agreement”) with Piter Korompis, an individual (the “Consultant”), to provide the Company with, among other things, advice regarding strategic planning, organizational and corporate structure, and overall business analysis. In connection with the Agreement, the Consultant received the following consideration:
1.	A cash fee equal to $490,000 paid by September 29, 2007;
2.	An option to purchase 500,000 of the Company's common shares at $1.20 per share, exercisable through September 24, 2008, such option to be issued under the 2006 Plan; and
3.	An option to purchase 200,000 of the Company's common shares at $1.20 per share, exercisable through September 24, 2008, such option to be issued under the 2004 Plan.
On September 24, 2007, the Consultant exercised his above-referenced options and offset his related $840,000 payment against his $490,000 fee, with the Company receiving net proceeds of $350,000.

Separate from the CEO, COO and Consultant options noted in the preceding paragraphs, at September 30, 2007 the Company did not have any outstanding commitments to issue stock options under either the 2004 Plan or the 2006 Plan.

See Note H for a discussion of the Company’s common shares to be issued to CEOcast, Inc. for consulting services.

The Company recorded compensation expense of $5,459,294 and $10,383,504 for the nine months ended September 30, 2007 and 2006, respectively, in connection with options, warrants and stock granted to employees and consultants. As of September 30, 2007, approximately $14.7 million in total compensation cost related to options, warrants and stock grants remains to be expensed in future periods.

NOTE N - WARRANTS

Through September 30, 2007 the Company has issued to employees, institutional investors, and financial services firms warrants to purchase the Company's common stock. During the nine months ended September 30, 2007 and 2006, the Company issued 361,330 and 441,330 shares, respectively, of common stock in exchange for these warrants. As of September 30, 2007, the Company had outstanding 795,342 warrants, excluding those warrants issued in conjunction with convertible debt and common stock issuances discussed in Notes C and G, to purchase its common stock exercise prices ranging from $1.60 to $52.00 per share, and at a weighted average exercise price of $17.58 per share.

The value of options and warrants was estimated using the Black-Scholes pricing model. The Black-Scholes pricing calculations were made using trailing historical measures corresponding to the time to expiration, and risk-free rates as determined by the nearest maturity Treasury yield as of respective valuation dates.

NOTE O – COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under non-cancelable operating leases for its office facilities, and apartments used for business purposes by its employees. Future minimum lease payments under the Company's non-cancelable operating leases as of September 30, 2007 are as follows:

Year ending December 31,
2007 (three months)	$52,296
2008	34,864
2009	-
Total	$87,160

Rent expense for these leases for the nine months ended September 30, 2007 and 2006 was $119,593 and 147,177, respectively.

Vendor Disputes

Transport and termination costs incurred by the Company are generally recorded at vendor invoice amount less any amounts that have been formally disputed, and for which the Company expects to receive a credit. Disputed amounts are based upon management's detailed review of vendor call records and contract provisions; accordingly, the recorded transport and termination costs represent management's estimates of what is ultimately due and payable. During the nine and three months ended September 30, 2007, $427,322 and $99,428, respectively, of such vendor charges were formally disputed. As of September 30, 2007, approximately $547,383 remained in dispute and therefore are not included in the accompanying financial statements. Differences between the disputed amounts and final settlements, if any, are recognized in operations in the year of settlement.

Other

Telecommunications industry revenues are subject to statutory and regulatory changes, interpretations of contracts, etc., all of which could materially affect the Company’s revenues. Generally, the Company’s customers have sixty days from the invoice date to dispute any billed charges. Management reviews all billings for compliance with applicable rules, regulations and contract terms and believes that it is in compliance therewith; accordingly, no allowance has been recorded in the accompanying financial statements for potential disputed charges.

NOTE P - INCOME TAXES

The components of the Company's consolidated income tax provision are as follows:

	Nine months ended September 30,
	2007	2006

Current benefit	$888,234	$8,759,062
Deferred benefit (expense)	1,407,277	(176,448)
Subtotal	2,295,511	8,582,614
Less valuation allowances	(2,295,511)	(8,582,614)
Net income tax provision	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Nine months ended September 30,
	2007	2006
Computed at statutory rate	34%	34%
Options, warrants and stock-related expenses	-18%	-7%
Goodwill impairments and intangible asset amortization	-9%	-
Change in fair value liability for warrants	-1%	-
Valuation allowance	-6%	-27%
Total	-	-

At September 30, 2007, the Company's net deferred tax assets consisted of the following:

Net operating loss carryforwards	$15,592,017
Excess tax over book depreciation expense	379,033
Excess book over tax amortization of debt discounts	4,858,423
Discontinued operations impairment charge	92,106
Noncash litigation credits, net	(613,804)
Subtotal	20,307,775
Less valuation allowances	(20,307,775)
Total	$-

The Company's net operating loss carryforwards for federal income tax purposes were approximately $45,900,000 as of September 30, 2007. These carryforwards expire in 2018 ($4,200,000), 2019 ($20,600,000), 2020 ($18,400,000), and 2021 ($2,700,000), respectively.

NOTE Q - SUBSEQUENT EVENTS

Effective October 15, 2007, the Company issued and sold a $185,000 unsecured convertible note (the “Note”) to an accredited investor, for a net purchase price of $150,000 (reflecting an 18.92% original issue discount) in a private placement. The Note bears interest at the rate of 6% per annum, and is due by October 5, 2010. The note holder may at his election convert all or part of the Note plus accrued interest into shares of the Company's common stock at the conversion rate of the lesser of: (a) $0.85 per share, or (b) 70% of the average of the three lowest closing bid prices in the 10 trading days prior to the conversion, subject to a floor price of $0.75 per share. The note holder also received “favored nations” rights such that for future securities offerings by the Company at a price per share less than the above-referenced $0.75 per share conversion rate floor, then the note holder's conversion rate floor would be adjusted to the lower offering price. Further, if the Company's common share market price is less than $0.75 per share at the time the note holder elects to convert the Note, the note holder may alternatively elect to demand full repayment of the Note. If the Company is unable to repay the Note within seven days of such demand, then the above-referenced conversion floor price would be eliminated. The Note is also personally guaranteed by the Company's Chief Executive Officer.

On August 17, 2007 the Company issued and sold a $250,000 unsecured promissory note to an accredited investor, for a net purchase price of $200,000 (after a 20% original issue discount), in a private placement. In addition, this investor received a financing fee of $25,000 in the form of a second note with substantially the same terms as the $250,000 note (collectively, the “Notes”). The Notes were due on September 1, 2007, however the Company failed to repay the Notes when due. Pursuant to litigation subsequently filed by the investor against the Company, on October 8, 2007 the parties entered into a settlement agreement whereby on October 16, 2007 the Company issued to the investor 358,540 unrestricted shares of its common stock, par value $0.001, issued pursuant to Section 3(a)(10) of the Act.

On June 27, 2007 the Company and WQN, Inc., a Texas corporation (the "Purchaser") executed an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company sold substantially all of the tangible operating assets utilized by its Dallas, Texas, division, to the Purchaser.  Pursuant to the Purchase Agreement, the Company was to retain the liabilities for the Dallas trade accounts payable existing as of June 27, 2007. Pursuant to litigation subsequently filed by the Purchaser against the Company for nonpayment of certain of these accounts payable, on October 3, 2007 the parties entered into a settlement agreement whereby on October 17, 2007 the Company issued 386,666 unrestricted shares of its common stock, par value $0.001, issued pursuant to Section 3(a)(10) of the Act. In addition, the Company agreed to pay a cash amount of $73,467 to the Purchaser.

Beginning October 26, 2007, two of the Company’s investors, representing principal balances of $6.7 million of the Company’s convertible notes, gave notice that the Company was in default on a number of related financing agreements. On October 31, 2007, all of the investors related to the affected financing agreements agreed to waive the defaults and violations, in return for the Company agreeing to immediately adjust the conversion price of all of these investors’ outstanding convertible notes to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date, and the exercise price of all of their outstanding warrants to $0.50 per share. The Company also agreed to file a registration statement by December 30, 2007 to register all of the shares underlying the Investors' outstanding warrants, with this registration to be effective no later than February 28, 2008.

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

Reverse Stock Split

On August 13, 2007 our shareholders approved a 1-for-20 reverse split of our common stock, which became effective on August 16, 2007. As such, each shareholder received one share of the Company's common stock for every twenty shares held just prior to the effective date. Fractional shares resulting from the reverse split were rounded up to the nearest whole share. Following the effective date of the reverse split, the par value of the common stock remained at $0.001 per share. Accordingly, all share and per-share information in this Quarterly Report have been appropriately restated. In addition, the common stock in the Company's consolidated balance sheets was reduced by a factor of twenty, with corresponding increases in additional paid-in capital.

Financial Summary

Balance Sheet Data:

	September 30,	December 31,
	2007	2006 (1)

Goodwill and other intangible assets	$24,033,697	$25,992,034
Total assets	31,158,672	35,928,963
Notes and loans payable, current	14,496,731	9,093,719
Total liabilities	28,114,141	32,884,147
Shareholders' equity	3,044,531	3,044,816

Statement of Operations Data:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006 (1)	2007	2006 (1)

Revenues	$6,229,058	$4,775,489	$2,579,542	$598,170
Cost of sales	6,036,130	6,769,876	1,909,676	943,375
Gross profit (loss)	192,928	(1,994,387)	669,866	(345,205)
Operating expenses	14,514,440	21,102,806	5,183,150	8,421,193

Loss from continuing operations	(14,321,512)	(23,097,193)	(4,513,284)	(8,766,398)
Other expenses, net	15,165,758	5,899,399	5,053,967	2,652,529

Loss before discontinued operations	(29,487,270)	(28,996,592)	(9,567,251)	(11,418,927)
Loss from discontinued operations	(5,571,226)	(2,314,848)	(51,567)	(893,780)

Net loss	$(35,058,496)	$(31,311,440)	$(9,618,818)	$(12,312,707)

Per common share:
Loss before discontinued operations	$(3.87)	$(8.50)	$(0.92)	$(3.24)
Net loss	$(4.60)	$(9.18)	$(0.93)	$(3.49)

(1)
Adjusted to reflect discontinued operations classification pertaining to the sale of our DTNet Technologies subsidiary in April 2006, the October 2006 termination of our Marketing and Distribution Agreement with Phone House, Inc., and the June 2007 sale of the operating assets of our Dallas, Texas subsidiary.

Revenues

Our consolidated revenues for the nine months ended September 30, 2007 and 2006 were $6.2 million and $4.8 million, respectively. The 30% increase in revenues from 2006 to 2007 is due primarily to a higher volume of traffic sold to a new major customer in 2007. Our consolidated net loss was $34.6 million ($4.54 per share) for the nine months ended September 30, 2007 as compared to a net loss of $31.3 million ($9.18 per share) for the corresponding 2006 period.

Our consolidated revenues for the three months ended September 30, 2007 and 2006 were $2.6 million and $0.6 million, respectively. The 331% ($2.0 million) increase in revenues from 2006 to 2007 is due primarily to a higher volume of traffic sold to a new major customer in 2007. Our consolidated net loss was $9.1 million ($0.88 per share) for the three months ended September 30, 2007 as compared to a net loss of $12.3 million ($3.49 per share) for the corresponding 2006 period.

Cost of Sales and Gross Profit (Loss)

Consolidated cost of sales was $6.0 million and $6.8 million for the nine months ended September 30, 2007 and 2006, respectively, reflecting costs paid to third party vendors related to the revenues we charged to terminate the calls of our customers. Our gross profit for the nine months ended September 30, 2007 was $193 thousand (3% of revenues) in 2007. This compares to a negative gross profit of $2.0 million (42% of revenues) in the same period of 2006, reflecting costs paid to third party vendors that exceeded our related revenues. The gross profit improvement in 2007 was achieved by using lower cost routes and negotiating more favorable vendor pricing, coupled with higher margin revenues associated with a new major customer. In addition, telecommunication vendor dispute credits of $121,435 were recognized in the nine months ended September 30, 2007, the related costs for which were originally recognized in the fourth quarter of 2006.

Consolidated cost of sales was $1.9 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively, reflecting costs paid to third party vendors related to the revenues we charged to terminate the calls of our customers. Our gross profit for the three months ended September 30, 2007 was $670 thousand (26% of revenues) in 2007. This compares to a negative gross profit of $345 thousand (58% of revenues) in the same period of 2006, reflecting costs paid to third party vendors that exceeded our related revenues. The gross profit improvement in 2007 was achieved primarily by using lower cost routes and negotiating more favorable vendor pricing, coupled with higher margin revenues associated with a new major customer. In addition, telecommunication vendor dispute credits of $303,349 were recognized in the third quarter of 2007, the related costs for which were originally recognized in prior quarters.

We generally record transport and termination costs at the vendor invoice amount less any amounts that have been formally disputed, and for which we expect to receive a credit. Disputed amounts are based upon our detailed review of vendor call records and contract provisions; accordingly, the recorded transport and termination costs represent management's estimates of what is ultimately due and payable. During the nine and three months ended September 30, 2007, $427,322 and $99,428, respectively, of such vendor charges were formally disputed. As of September 30, 2007, approximately $547,383 remained in dispute and are, therefore, not included in the accompanying financial statements. Differences between the disputed amounts and final settlements, if any, are reported in operations in the year of settlement.

Operating Expenses

Consolidated operating expenses were $14.5 million and $21.1 million for the nine months ended September 30, 2007 and 2006, respectively. Compensation and related expenses accounted for $6.1 million of the decrease from 2006, primarily due to accelerated recognition of vested noncash stock and warrant compensation in the 2006 period pertaining to the employment termination of the Company's former officers.

Consolidated operating expenses were $5.2 million and $8.4 million for the three months ended September 30, 2007 and 2006, respectively. Compensation and related expenses accounted for $3.0 million of the decrease from 2006, primarily due to accelerated recognition of vested noncash stock and warrant compensation in the 2006 period pertaining to the employment termination of the Company's former officers.

On September 6, 2007 we executed a 12-month consulting agreement with CEOcast, Inc. (the “Consulting Agreement”), whereby CEOcast provides certain investor relations services in return for 400,000 immediately issuable shares of the Company’s restricted common stock (with piggyback registration rights), plus cash payments of $10,000 per month. Based on the Company’s common stock market price at September 6, 2007, $504,000 is included in common stock payable for other services rendered at September 30, 2007, and that amount was correspondingly charged to operating expenses in the three and nine months ended September 30, 2007.

Other Expenses, Net

Consolidated net other expenses were $15.2 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively. Interest expense, consisting primarily of debt discount amortization, increased by $3.7 million in 2007, reflecting our significantly higher convertible note balances in 2007 used to finance our operations, all which were issued at significant discounts as part of our fund raising activities. Financing penalties and expenses increased by $0.8 million in 2007, reflecting our lack of compliance with the securities registration requirements in many of our financing agreements as discussed in Notes G and H to our consolidated financial statements. In addition, the 2007 amount includes $850 thousand of default penalties associated with the note payable to our Chief Operating Officer as described in Note K to our consolidated financial statements. Of the $7.6 million financing penalties and expenses during the nine months ended September 30, 2007, $6.6 million was paid or is payable in our common stock or warrants. Litigation charges decreased by $3.2 million, due primarily to settlement in May 2007 of MCI WorldCom litigation as discussed in Note I to our consolidated financial statements.

Consolidated net other expenses were $5.1 million and $2.7 million for the three months ended September 30, 2007 and 2006, respectively. Interest expense, consisting primarily of debt discount amortization, increased by $1.6 million in 2007, reflecting our significantly higher convertible note balances in 2007 used to finance our operations, all which were issued at significant discounts as part of our fund raising activities. Financing penalties and expenses decreased by $1.1 million in 2007, reflecting significant penalty expense related to our debt restructure and Section 3(a)(10) settlements in the 3rd quarter of 2006. Of the $3.1 million financing penalties and expenses during the three months ended September 30, 2007, $3.0 million was paid or is payable in our common stock or warrants.

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

Due to the June 14, 2007 financing agreements referred to in Note G which in turn triggered favored nations price ratchets to $1.60 per share by June 25, 2007, our diluted shares exceeded our authorized 400 million common shares. Therefore, asset or liability classification of (and related mark-to-market accounting for) the warrants was again required for the excess warrant shares. Between June 14, 2007 and June 25, 2007, the fair value of our warrants, totaling $2,807,757, was transferred from additional paid-in capital to fair value liability for warrants our consolidated balance sheet. At June 30, 2007 these warrants were marked-to-market, resulting in a $2,007,626 fair value warrant liability at June 30, 2007, and an $866,269 credit to earnings and a $2,684,282 charge to earnings for the three and six months ended June 30, 2007, respectively. The fair value of our warrants is a function of the market value of our underlying common stock.

As described above, on August 16, 2007 we effected a 1-for-20 reverse split of our common stock, which was sufficient to satisfy all of our warrant obligations, and the related mark-to-market accounting then ceased. The warrant liability was then marked-to-market, resulting in a credit to earnings of $1,487,514 for the three months ended September 30, 2007. The fair value of these warrants at that date was $694,450, and this amount was transferred from the fair value liability for warrants to additional paid-in capital on our consolidated balance sheet as required by EITF 00-19, and the related mark-to-market accounting was suspended. However, should we in the future have insufficient common shares to satisfy all of our warrant and convertible debt obligations, we will be subject to noncash mark-to-market income or expense to the extent that the fair value of these warrants changes, which is in turn primarily dependent upon our common stock market price per share.

In accordance with SFAS No. 142, we are required to periodically evaluate the carrying value of our goodwill and other intangible assets. During the three months ended March 31, 2006, we recognized an impairment expense of $839,101 related to goodwill recorded for our former hardware sales business segment. During the three months ended June 30, 2007, we also wrote off $6,448,838 of goodwill and other intangible assets related to the sale of operating assets utilized by our Dallas, Texas, subsidiary. These asset impairment charges and write-offs are now classified with results of discontinued operations. If in the future the remaining carrying value of our goodwill exceeds its fair market value, we will be required to record an additional impairment charge in our statement of operations. Such an impairment charge could have a significant adverse impact on both our operating results and financial condition. If the traded market price of our common stock declines further, a material goodwill impairment charge in the future is possible.

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

Effective June 27, 2007, we executed an Asset Purchase Agreement (the "Purchase Agreement") with WQN, Inc., a Texas corporation (the "Purchaser"), pursuant to which we sold substantially all of the tangible operating assets utilized by our Dallas, Texas subsidiary, VoIP Solutions, Inc. (the "Assets"), to the Purchaser.  Our patents and other intangible assets were not sold. Pursuant to the Purchase Agreement, the Purchaser acquired the Assets for a purchase price consisting of (1) a cash payment of $400,000; (2) 4% of the defined monthly revenues related to the Assets in excess of $200,000 during the first year following execution of the Purchase Agreement; (3) 3% of the defined monthly revenues related to the Assets in excess of $150,000 during the second year following execution of the Purchase Agreement; and (4) 2% of the defined monthly revenues related to the Assets in excess of $100,000 during the third year following execution of the Purchase Agreement. In conjunction with a settlement agreement dated October 3, 2007, the Purchaser also effectively agreed to assume certain trade accounts payable related to the Dallas, Texas operations of VoIP Solutions, Inc., in return for $290,000 of our free trading common shares, subject to a floor price of $0.75 per share, with any difference made up for in cash. Accordingly, on October 17, 2007, we issued 386,666 unrestricted shares issued pursuant to Section 3(a)(10) of the Act. In addition, we agreed to pay a cash amount of $73,467 to the Purchaser.

The following summarizes the combined operating results of DTNet Technologies, the calling card business of Phone House, Inc., and the Dallas, Texas assets of VoIP Solutions, Inc. for the nine and three months ended September 30, 2007 and 2006 (through the respective dates of sale or termination), and their respective financial position as of September 30, 2007 and December 31, 2006, classified as discontinued operations for all periods presented.

Statement of Operations

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006

Revenues	$2,596,007	$20,866,536	$10,731	$5,623,843
Cost of sales	1,780,178	18,640,433	-	4,753,629
Gross profit	815,829	2,226,103	10,731	870,214

Compensation and benefits	172,534	784,484	-	200,502
Asset impairment charges	-	839,101	-	-
Litigation credit	(665,221)	-	-	-
Other operating expenses	500,537	1,504,983	62,298	472,709
Interest expense	97,040	368,700	-	47,100
Impairment loss for contract cancellation	-	1,043,683	-	1,043,683
Loss on sale of assets (1)	6,282,165	-	-	-
Net loss	$(5,571,226)	$(2,314,848)	$(51,567)	$(893,780)

(1)	Includes the write-off of $6,448,838 of goodwill and other intangible asset values associated with the sale of our Dallas, Texas operating assets.

Balance Sheet

	September 30, 2007	December 31, 2006

Current assets	$10,731	$406,315
Property and equipment, net	-	255,948
Goodwill and other intangible assets	-	6,695,788
Other assets	-	5,281

Total assets	10,731	7,363,332
Less current liabilities	(120,728)	(4,996,325)

Net assets (liabilities) of discontinued operations	$(109,997)	$2,367,007

Assets

Total assets (adjusted for discontinued operations classification) at September 30, 2007 were $31.2 million, down $4.7 million from $35.9 million at December 31, 2006. The $2.4 million of net assets from discontinued operations at December 31, 2006 primarily represent the net assets of our Dallas operations which were sold on June 27, 2007. Goodwill and other intangible assets comprised 77% of our consolidated total assets at September 30, 2007, attributable primarily to the acquisition of Caerus.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $68 thousand at September 30, 2007, of which $60 thousand is restricted. Our consolidated net cash used in operating activities for the nine months ended September 30, 2007, was $5.9 million, due primarily to the losses described above. We funded our operating activities principally through financing activities that generated net proceeds of $6.4 million ($5.9 million net of debt repayments) during the nine months ended September 30, 2007. At September 30, 2007 our negative working capital was $26.3 million, and our contractual obligations for debt, leases and capital expenditures totaled approximately $31.7 million.

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

At September 30, 2007 and December 31, 2006, convertible notes payable, loans payable and note payable-related party consisted of the following:

	September 30,	December 31,
	2007	2006

July & October 2005 (1)	396,408	$488,543
January & February 2006 (2)	6,809,956	8,353,102
October 2006 (3)	2,905,875	2,905,875
"Cedar" notes (4)	851,522	-
February 2007 (5)	3,808,990	-
April 2007 (6)	412,500	-
June 2007 (7)	200,000	-
July 2007 (8) and (9)	325,000	-
August 2007 (10)	275,000	-
September 2007 (11) and (12)	6,948,482	-
Loans payable (13)	513,750	2,574,835
Note payable - related party (14)	300,000	-

Subtotal - principal	23,747,483	14,322,355

Less discounts	(9,250,752)	(5,845,303)

Total	$14,496,731	$8,477,052

(1) July and October 2005 Financing

In July and October 2005 we issued and sold $3,085,832 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $2,520,320. These notes are immediately convertible at the option of the note holders into shares of our common stock, at an original conversion rate of $16.00 per share. These investors also received five-year warrants to purchase 48,216 shares of our common stock for an original $27.52 per share, five-year warrants to purchase 48,216 shares of our common stock for $33.01 per share, and one-year warrants to purchase 96,432 shares of our common stock for $32.00 per share. The investors also received “favored nations” rights such that for our future securities offerings at a price per share less than the above conversion rate or warrant exercise prices, the investors' conversion rate and warrant exercise price would be adjusted to the lower offering price. These notes are secured by a subordinated lien on our assets, and the notes bear interest at an effective annual rate of approximately 20%. The principal balance of these notes was $396,409 and $488,543 at September 30, 2007 and December 31, 2006, respectively. All of these notes were due and payable at September 30, 2007 in cash or, at our option, in registered common stock at the original conversion price of $16.00 per share. As a result of the October 31, 2007 default and waiver agreement described in Note Q and the favored nations provision discussed above, the notes' conversion rate and the exercise price of outstanding warrants were effectively reduced to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. We were also in violation of certain other covenants at September 30, 2007. While the investors have not declared the convertible notes currently in default, the full amount of the notes has been classified as current. The July 2005 and October 2005 conversion shares became Rule 144(k) eligible in July and October 2007, respectively, and we discontinued accrual of associated liquidated damages on those dates. (See also Note H for nonregistration damages paid on September 12, 2007.)

(2) January and February 2006 Financing

In January and February 2006, we issued and sold $11,959,666 in principal amount of convertible notes to institutional investors at a discount, receiving net proceeds of $9,816,662. These notes are immediately convertible at the option of the note holders into shares of our common stock at an original conversion rate of $26.36 per share. These investors also received five-year warrants to purchase 226,853 shares of our common stock for $29.18 per share, and one-year warrants to purchase 226,853 shares of our common stock for an original $31.83 per share. The investors also received “favored nations” rights. Of the total initial principal, $8,318,284 of the notes are secured by a subordinated lien on our assets. The principal balance of the notes was $6,809,956 and $8,353,102 at September 30, 2007 and December 31, 2006, respectively, and all the notes bear interest at an effective annual rate of approximately 20%. The unsecured portion of these notes became payable beginning in July 2006 over two years in cash or, at our option, in registered common stock at the original conversion price of $26.36 per share. As a result of a May 2006 warrant restructure, the secured portion of these notes became payable beginning in August 2006 over two years in cash or, at our option, in registered common stock at the lesser of $20.00 per share or 85% of the weighted average price of the stock on the OTCBB, but not less than $16.00 per share. As a result of the October 31, 2007 default and waiver agreement described in Note Q and the favored nations provision discussed above, the notes' conversion rate and the exercise price of outstanding warrants were effectively reduced to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. At September 30, 2007, we had not made scheduled principal payments of $3,572,757 on these notes. Beginning April and May 2006, we were in violation of the registration requirements of the secured and unsecured notes, respectively. In May 2006, we issued an aggregate of 8,318 shares to the secured investors in satisfaction of their then-existing non-registration liquidated damages. (See also Note H for nonregistration damages paid on September 12, 2007.) We owed additional liquidated damages of $901,242 at September 30, 2007, and will incur additional damages of $55,379 per month until the required shares and warrants are registered, or until the conversion and warrant shares become Rule 144(k) eligible in January 2008. We were also in violation of certain other covenants at September 30, 2007. While the investors have not declared the convertible notes currently in default, the full amount of the notes has been classified as current.

(3) October 2006 Financing

On October 17, 2006, we issued and sold $2,905,875 in secured convertible notes to institutional investors at a discount, for a net purchase price of $2,324,700. Proceeds of approximately $1,436,900 (before closing costs of $308,748) were paid in cash to us at closing, and $887,800 of the proceeds were used to repay three outstanding promissory notes held by three of the investors in the private placement. The investors also received five-year warrants to purchase a total of 518,906 shares of our common stock at an original exercise price of $8.14 per share. The principal balance of the notes was $2,905,875 at September 30, 2007 and December 31, 2006. These convertible notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on December 31, 2007. The note holders may at their election convert all or part of the convertible notes into shares of our common stock at an original conversion rate of $5.60 per share. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. Beginning December 2006 and January 2007, we were in violation of the nonreservation and nonregistration requirements, respectively, of the related subscription agreement. (The share reservation requirement was satisfied in March 2007.) Failing either of these, the convertible note holders are entitled to liquidated damages that accrued at the rate of two percent per month of the amount of the purchase price of the outstanding convertible notes during such default. See Note H for related liquidated damages paid on September 12, 2007, in settlement of our related reservation and registration requirements. We were also in violation of certain other covenants at September 30, 2007. While the investors have not declared the convertible notes currently in default, the full amount of the notes has been classified as current.

(4) February 2007 Cedar Financing

As of December 31, 2006 we owed $2.4 million to Cedar Boulevard Lease Funding LLC (“Cedar”) pursuant to a subordinated loan and security agreement (the “Loan Agreement”). Under the Loan Agreement, Cedar was granted a perfected, first-priority security interest in all of our assets. This loan bears interest at 17.5%, and the remaining balance was due in May 2007. On February 1, 2007 Cedar assigned its rights under the Loan Agreement, including the note payable (the “Note”) with a principal balance at the time of $1,917,581, and the related security interest, to a group of institutional investors (the “Investors”). In conjunction with this assignment, we paid a fee of $200,000 to Cedar. Also following the assignment, the Note's terms were amended to allow conversion of any unpaid principal balance into our restricted common stock at $5.20 per share. The Note was also amended to include “favored nations” rights such that for future securities offerings by us at a price per share less than this $5.20 per share, the Note's conversion rate would be adjusted to the lower offering price. In conjunction with our default and waiver agreement discussed in Note Q, on October 31, 2007 the Note's common stock conversion rate was reduced to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion date.  Interest expensed and paid under this debt facility during the nine months ended September 30, 2007 and 2006 was $11,575, and $361,653, respectively. Due to the Note's amendment discussed in the preceding paragraph allowing its conversion into our common stock, the balance owing at September 30, 2007 has been reclassified from loans payable to convertible notes payable on our consolidated balance sheet at September 30, 2007 (see Note G). We were in violation of certain requirements of this Loan Agreement at September 30, 2007. However, the Investors had currently not declared this loan in default. As a result, the full amount of the loan at September 30, 2007 has been classified as current. (See Note Q for subsequent default and waiver agreement.)

(5) February 2007 Convertible Note and Warrant Financing

On February 16, 2007, we issued and sold $3,462,719 in secured convertible notes (the “Convertible Notes”) to institutional investors at a discount, for a net purchase price of $2,770,175. $900,000 of the proceeds (before closing costs of $67,512) were paid in cash to us at closing, and $1,870,175 of the proceeds were used to repay fourteen outstanding promissory notes (including related accrued interest and a 10% premium on the promissory notes' total principal of $1,666,667) held by five of the investors in the private placement. The investors also received five-year warrants to purchase a total of 961,866 shares of our common stock at an original effective exercise price of $3.60 per share. The Convertible Notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on February 16, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of our common stock at the original conversion rate of $3.60 per share. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. Pursuant to the related subscription agreement, two of the investors received due diligence fees totaling $346,271, in the form of convertible notes (the “Due Diligence Notes”) having the same terms and conversion features as the Convertible Notes. Also pursuant to the subscription agreement, we issued a total of 200,000 common shares in April 2007 to the former holders of the above-referenced promissory notes, in lieu of and in payment for accrued damages associated with these promissory notes. Also pursuant to the subscription agreement, we were to obtain the authorization and reservation of our common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the Convertible Notes and Due Diligence Notes, and 100% of the common shares issuable upon the exercise of the warrants by April 15, 2007. Failing this, the note holders are entitled to liquidated damages at the rate of two percent per month of the amount of the purchase price of the outstanding convertible notes during such default. On August 16, 2007, we obtained sufficient authorization and reservation of our common stock as the result of our 1-for-20 reverse stock split. See Note H for related liquidated damages paid on September 12, 2007, in settlement of our accrued liquidated damages. We were also in violation of certain other covenants at September 30, 2007. While the investors have not declared the Convertible Notes currently in default, the full amount of the notes has been classified as current.

(6) April 2007 Financing

On April 6, 2007, we issued and sold $375,000 in secured convertible notes (the “Convertible Notes”) to two institutional investors at a discount, for a net purchase price of $300,000. The investors also received five-year warrants to purchase a total of 104,167 shares of our common stock at an original exercise price of $3.60 per share (the “Class D Warrants”). We received an unsecured advance of $300,000 on February 23, 2007 from these investors, and these funds were credited to the purchase price of the Convertible Notes. The Convertible Notes are secured by a subordinated lien on our assets, are not interest bearing, and are due on February 23, 2008. The note holders may at their election convert all or part of the Convertible Notes into shares of our common stock at the original conversion rate of $3.60 per share. Pursuant to the related subscription agreement, one of the investors received a due diligence fee of $37,500 in the form of a convertible note having the same terms and conversion features as the Convertible Notes. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. Also pursuant to the subscription agreement, we must reserve our common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the Convertible Notes and 100% of the common shares issuable upon the exercise of the Class D Warrants by April 15, 2007. Failing this, the holders of the Convertible Notes will be entitled to liquidated damages that will accrue at the rate of two percent per month of the amount of the purchase price of the outstanding Convertible Notes during such default. On August 16, 2007, we obtained sufficient authorization and reservation of our common stock as the result of our 1-for-20 reverse stock split. See Note H for related liquidated damages paid on September 12, 2007, in settlement of our accrued liquidated damages. We were also in violation of certain other covenants at September 30, 2007. While the investors have not declared the Convertible Notes currently in default, the full amount of the notes has been classified as current.

(7) June 2007 Financing

Between June 14, 2007 and June 19, 2007, we issued and sold convertible promissory notes to four institutional investors in private placements, for a net purchase price of $275,000. These convertible notes are not interest bearing, and were due on June 25, 2007. These notes are repayable at the investors' election in cash for $366,667, reflecting a 33% premium (the “Premium”). The investors may also at their election convert all or part of these notes into shares of our common stock at the original conversion rate of $2.40 per share. Per the terms of these notes, since we did not repay the notes on June 25, 2007, the above common stock conversion rate was adjusted to $1.60 per share. If the investors elect to convert these notes at $1.60 per share, they have agreed to waive the Premium. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion date. $75,000 of these convertible notes were repaid in conjunction with the September 12, 2007 financing described below.

(8) First July 2007 Financing

On July 27, 2007, we issued and sold $250,000 in secured convertible notes to two institutional investors at a discount, for a net purchase price of $200,000. The investors also received five-year warrants to purchase a total of 156,250 shares of our common stock, par value $0.001 per share, at an exercise price of $1.60 per share. $125,000 of these convertible notes were repaid in conjunction with the September 12, 2007 financing described below. These convertible notes are not interest bearing, and are due on July 27, 2008. The note holders may at their election convert all or part of the notes into shares of our common stock at the original conversion rate of $1.60 per share. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. Also pursuant to the related subscription agreement, we must reserve our common stock on behalf of the investors of not less than 200% of the common shares issuable upon the conversion of the notes and 100% of the common shares issuable upon the exercise of the warrants.

(9) Second July 2007 Financing

On July 31, 2007, we issued and sold $200,000 in secured convertible notes to two accredited investors in a private placement. The investors also received 10,000 shares of our common stock; three-year warrants to purchase a total of 218,750 shares of our common stock at an original exercise price of $1.60 per share; and unsecured promissory demand notes totaling $20,000, and bearing interest at 10% (classified with loans payable at September 30, 2007). The convertible notes are secured by a subordinated lien on our assets, bear interest at 10%, and are due at the earlier of: (a) January 31, 2008; or (b) our closing of a financing transaction of $20 million or more (the “Closing”).  These note holders may at their election convert all or part of the convertible notes into shares of our common stock at the original conversion rate of $1.60 per share. These note holders may also at their election receive a credit of 125% of the amount payable against the purchase price of a financing transaction of $20 million or more. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. Also pursuant to the related subscription agreement, within 120 days of the Closing, we must file a registration statement on behalf of the investors registering the common stock, as well as the common shares issuable upon conversion of the convertible notes and the exercise of the warrants. Said registration statement must also be declared effective within 180 days of the Closing. Failing either of these, these investors will be entitled to liquidated damages that will accrue at the rate of 1.5% per month of the amount of the purchase price of the convertible notes during such default, up to a total of 18%.

(10) August 2007 Financing

On August 17, 2007, we issued and sold a $250,000 unsecured promissory note to an accredited investor at a discount, for a net purchase price of $200,000. The investor also received an unsecured promissory note for $25,000 as a placement fee (combined, the “Notes”). The Notes are not interest bearing, and were due on September 1, 2007. The investor also received five-year warrants to purchase a total of 156,250 shares of our common stock at an original exercise price of $1.60 per share. The investors also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the exercise date. Since the Notes were not paid when due , the investor formally declared us to be in default thereunder, and in accordance with the terms of the Notes, on September 17, 2007 elected to convert the Notes into free-trading shares of our common stock at $0.767 per share. Accordingly, 358,540 unrestricted common shares were issued to the investor pursuant to Section 3(a)(10) of the Act on October 16, 2007.

(11) First September 2007 Financing

On September 12, 2007, pursuant to the terms of a subscription agreement and an intercreditor agreement, we issued and sold $1,844,581 in secured convertible notes (the “Financing Notes”) to several institutional investors at a discount, for a net purchase price of $1,374,999. Pursuant to the related agreements, the Financing Notes are secured by a subordinated lien on our assets, bear interest at the rate of 8% per annum, and are due by September 12, 2008. In addition, 15% of our future net financings are required to be used to repay the Financing Notes. The note holders may at their election convert all or part of the Financing Notes into shares of our common stock at the original conversion rate of $0.75 per share. The investors also received five-year warrants to purchase a total of 2,459,442 shares of our common stock, par value $0.001 per share, at an exercise price of $0.75 per share (the “Financing Warrants”).

Pursuant to a related intercreditor agreement, $1,576,278 principal amount of our existing secured convertible notes were also reassigned among the parties to this agreement. That amount, plus $268,303 of the Waiver Notes (defined below), plus $1,646,589 principal amount of our other existing secured convertible notes, are referred to herein as Super Senior Secured Debt (the “SSS Debt”). The SSS Debt is repayable at the rate of $250,000 every 45 days following September 12, 2007 (the “Amortization Payments”), with all amounts outstanding in connection with the SSS Debt payable by May 31, 2008. In the event that we fail to make any of the Amortization Payments, the note holders may elect to trigger a reduction of the related effective notes' conversion rate to an amount equal to 70% of the average of the three lowest closing bid prices of our common stock for the 10 days prior to the date a note holder converts its note.

Also pursuant to the related intercreditor agreement, we issued (i) $2,417,651 in secured convertible notes (the “Damages Notes”) to the investors as settlement of all liquidated damages accrued to date related to notes previously issued to these investors by us; and (ii) $2,000,000 in secured convertible notes (the “Waiver Notes”) to the investors in consideration for their waiving certain existing events of default and up to six months of future liquidated damages related to nonregistration events pertaining to financing agreements the Company entered into with them prior to September 12, 2007. We also issued to the investors five-year warrants to purchase a total of 4,870,075 shares of our common stock as further consideration for the waivers (the “Waiver Warrants”). The Damages Notes, Waiver Notes and Waiver Warrants contain terms substantially similar to the Financing Notes and Financing Warrants.

Also on September 12, 2007, we signed an agreement to issue a $400,000 secured convertible note (the “Bristol Note”) to Bristol Investment Fund, Ltd. (“Bristol”), for a net purchase price of $200,000 plus additional noncash consideration, in a private placement. The Bristol Note is secured by a subordinated lien on our assets, bears interest at the rate of 8% per annum, and is due on September 12, 2008. Bristol may at its election convert all or part of the Bristol Note into shares of our common stock at the original conversion rate of $0.75 per share.

Also pursuant and subject to the terms of the subscription agreement, we have agreed to file a registration statement covering the resale of 150% of the shares of common stock that may be issuable upon conversion of all the Financing Notes, Waiver Notes, Damage Notes, and Bristol Note (the "Notes") and 100% of the shares of common stock issuable upon the exercise of the Financing Warrants and Waiver Warrants. The registration statement must be filed by November 11, 2007, and declared effective by January 10, 2008. In the event that this registration statement is not timely filed or declared effective by these dates, liquidated damages will accrue at the rate of 2% per month of the purchase price of the outstanding Notes and purchase price of the common shares issued upon conversion of the Notes, up to a maximum of 24%.

The investors in the Financing Notes, Financing Warrants, Damages Notes, Waiver Notes, Waiver Warrants and Bristol Note also received “favored nations” rights which, when coupled with the October 31, 2007 default and waiver agreement described in Note Q, effectively reduced the notes' conversion rate and the exercise price of outstanding warrants to the lesser of: (i) $0.50 per share; or (b) 70% of the three lowest closing bid prices for the ten days prior to the conversion or exercise date. We were also in violation of certain other covenants at September 30, 2007. While the investors have not declared the Notes currently in default, the full amount of the Notes has been classified as current.

(12) Second September 2007 Financing

On September 26, 2007, we issued and sold a $250,000 secured convertible note (the “Note”) to an accredited investor in a private placement for a net purchase price of $200,000. The Note is secured by a certain receivable of ours, and is due on October 4, 2007. In the event of our default under the terms of the Note, the unpaid portion of the Note becomes convertible into free-trading shares of our common stock, par value $0.001 per share, at a 30% discount to the average of the closing market price of our common stock over the five trading days immediately preceding such conversion, subject to a conversion price floor of $0.75 per share. The investor also received a $36,250 fee in the form of an unsecured convertible note due on October 4, 2007 and convertible in the event of default under the same terms and conditions as those set forth in the Note.

(13) Loans Payable

See Note F to our consolidated financial statements.

(14) March 2007 Note Payable - Related Party

On March 29, 2007, we issued an unsecured promissory note in the principal amount of $300,000 (the “Note”) to Shawn M. Lewis, our Chief Operating Officer, classified as a note payable – related party at September 30, 2007. The Note and related accrued interest at 10% per annum was payable upon demand. Our cash proceeds were $252,000 net of related closing costs and expense reimbursements of $48,000, $30,000 of which was paid to Mr. Lewis. On May 29, 2007, Mr. Lewis issued the Company a formal demand for payment, and on June 8, 2007 declared the Company in default. Under the terms of the note, in addition to the principal balance of $300,000 plus accrued interest, the Company was obligated to pay $750,000 as liquidated damages, of which $67,860 was paid by September 30, 2007 (excluding the $300,000 note assumed as mentioned below). On June 14, 2007, Mr. Lewis waived this default in return for, among other things, a waiver fee of $100,000 payable by June 21, 2007, and full payment of the Note and accrued interest by June 29, 2007. The Note and $100,000 waiver fee not having been paid, the Note automatically became in default. To partially address this, on August 8, 2007 the Company assumed Mr. Lewis's personal obligations under a $300,000 note payable to Black Forest International, LLC (“BFI”), due on September 30, 2007 (the “Assumed Note”) and bearing interest at 12% retroactive to March 29, 2007. The Assumed Note is classified with loans payable, and the remaining liquidated damages and waiver fees were classified with financing penalties and other stock-based payables, at September 30, 2007. Full default settlement negotiations with Mr. Lewis are currently underway. In addition, the Company having not paid the Assumed Note when due, BFI declared us in default, and settlement negotiations are underway.

October 2007 Financing

Effective October 15, 2007, we issued and sold a $185,000 unsecured convertible note (the “Note”) to an accredited investor, for a net purchase price of $150,000 (reflecting an 18.92% original issue discount) in a private placement. The Note bears interest at the rate of 6% per annum, and is due by October 5, 2010. The note holder may at his election convert all or part of the Note plus accrued interest into shares of our common stock at the conversion rate of the lesser of: (a) $0.85 per share, or (b) 70% of the average of the three lowest closing bid prices in the 10 trading days prior to the conversion, subject to a floor price of $0.75 per share. The note holder also received “favored nations” rights such that for our future securities offerings at a price per share less than the above-referenced $0.75 per share conversion rate floor, then the note holder's conversion rate floor would be adjusted to the lower offering price. Further, if our common share market price is less than $0.75 per share at the time the note holder elects to convert the Note, the note holder may alternatively elect to demand full repayment of the Note. If we are unable to repay the Note within seven days of such demand, then the above-referenced conversion floor price would be eliminated. The Note is also personally guaranteed by the Company's Chief Executive Officer.

Many of the subscription agreements for our financing transactions discussed above contain the following provisions that could impact our future capital raising efforts and capital structure:

•
We are required to file registration statements to register amounts ranging up to 200% of the shares issuable upon conversion of these notes, and all of the shares issuable upon exercise of the warrants issued in connection with these notes. Certain registration statements were filed, but have since become either ineffective or withdrawn. Until sufficient registration statements are declared effective by the Securities and Exchange Commission (the “SEC”), we are liable for liquidated damages totaling $1,016,053 through September 30, 2007, and will continue to incur additional liquidated damages of $55,379 per month until December 31, 2007. Additionally, if the required shares and warrants related to our September 2007 financing are not otherwise registered by November 11, 2007, monthly liquidated damages of $135,095 will begin to accrue.

•
Unless consent is obtained from the note holders, we may not issue new financing, file any new registration statements, or amend any existing registrations until the sooner of (a) 60 to 365 days following the effective date of the notes registration statement or (b) all the notes have been converted into shares of our common stock and such shares of common stock and the shares of common stock issuable upon exercise of the warrants have been sold by the note holders.

•
Since October 2005, we have been in violation of certain requirements of most of our convertible notes. While the investors have not declared these notes currently in default, the full amount of the notes at September 30, 2007 has been classified as current. (See Note Q for subsequent default and waiver agreement.)

We have also settled a number a claims through the issuance of our common stock, as follows:

September 2006 Settlement

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

May 2007 Settlement

In connection with a subscription agreement dated August 26, 2005 and amended on November 16, 2005, we issued 68,750 shares of our common stock for $16.00 per share, and warrants to purchase 111,250 common shares at prices ranging from $27.40 to $32.00 per share. The investor also received “favored nations” rights such that for our future securities offerings at a price per share less than the per share purchase price or warrant exercise prices, the investor's effective per share purchase price and warrant exercise price would be adjusted to the lower offering price. As a result of this favored nations provision and the February 2007 financing agreements described in Note G, coupled with the settlement agreement noted below, the subscription agreement's per share purchase price and the warrants' exercise prices were reduced to $3.60 per share. We also agreed to register a total of 292,500 common shares and warrants related to this agreement by January 17, 2006. Since a related registration statement was not declared effective by the SEC, we were contractually liable for liquidated damages. On May 25, 2007, the parties entered into a settlement agreement whereby on June 18, 2007 we issued to the investor 625,000 shares of its common stock.

June 2007 Settlement

In connection with a private placement memorandum dated May 20, 2005, we issued 112,125 shares of our common stock for $16.00 per share, and warrants to purchase 110,388 common shares at prices from $32.00 to $44.60 per share. As required by the subscription agreements, a portion of the shares was registered with the SEC in October 2005, but that registration became ineffective in July 2006. Non-registration liquidated damages accrued until September 2006, when all related shares and warrants became substantially tradable under Rule 144 and, in accordance with the terms of the subscription agreements, accrual of liquidated damages ceased. Based on subsequent agreements with the investors, during the three months ended June 30, 2007, we issued 74,470 of our common shares, warrants to purchase 16,670 of our common shares at $3.60 per share, and repriced 96,325 of the above-referenced originally issued warrants to $3.60 per share, in substantial settlement of the related liquidated damages owed.

October 2007 Settlement

As previously disclosed, including in our Form 8-K filed on July 3, 2007, on June 27, 2007 the Company and WQN, Inc., a Texas corporation (the "Purchaser") executed an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which we sold substantially all of the tangible operating assets utilized by our Dallas, Texas, division, to the Purchaser.  Pursuant to the Purchase Agreement, we were to retain the liabilities for the Dallas trade accounts payable existing as of June 27, 2007. Pursuant to litigation subsequently filed by the Purchaser against the Company for nonpayment of certain of these accounts payable, on October 3, 2007 the parties entered into a settlement agreement whereby on October 17, 2007 we issued 386,666 unrestricted shares of our common stock, par value $0.001, issued pursuant to Section 3(a)(10) of the Act. In addition we agreed to pay a cash amount of $73,467 to the Purchaser.

We anticipate that we will continue to report net losses and experience negative cash flows from operations. We need to urgently continue to raise additional debt or equity capital to provide the funds necessary to restructure or repay our debt obligations, meet our other contractual commitments, and continue our operations. We are actively seeking to raise this additional capital but may not be successful in obtaining the imminently-required debt or equity financing.

Our authorized shares of stock consist of 400,000,000 shares of common stock. As of November 9, 2007 (adjusted for the Company's 1-for-20 reverse stock split), 13.2 million common shares were issued and outstanding, and approximately 145.4 million additional shares were issuable upon the conversion of all convertible debt, and the exercise of all options and warrants. We are also obligated to issue 56.2 million shares under various agreements, including penalty shares for nonregistration of securities. We are also required to reserve an additional 90.7 million common shares under our various financing agreements and stock option plans. Also, if significant numbers of additional common shares are issued as allowed for above or in conjunction with new financing, our current shareholders would experience significant dilution of their ownership, and our stock price per share could decline substantially. The following table specifies as of November 9, 2007, for each listed obligation, the common shares issuable upon the conversion of all convertible debt and the exercise of all options and warrants, additional reservation requirements, and planned common share issuances.

	Additional Common Stock Outstanding				Reservation			Current	Minimim Total
	Upon Conversion/Exercise [1]				Requirements [2]			Obligations	Additional
	Convertible				Convertible			To Issue	Authorized
	Notes	Warrants	Options	Subtotal	Notes	Options	Subotal	Shares [3]	Shares Required

May 2005 private placement	-	128,605	-	128,605	-	-	-	5,000	133,605
July and October 2005 convertible notes and warrants	2,387,995	71,880	-	2,459,875	6,022,963	-	6,022,963	3,634,968	12,117,806
January and February 2006 convertible notes and warrants	39,593,762	260,540	-	39,854,302	13,301,872	-	13,301,872	26,915,599	80,071,773
November 2005 financing agreement	-	111,250	-	111,250	-	-	-	-	111,250
October 06 convertible notes and warrants	17,505,271	288,326	-	17,793,597	17,505,271	-	17,505,271	-	35,298,868
Feb 07 Cedar convertible notes	5,129,650	-	-	5,129,650	6,932,686	-	6,932,686	1,803,036	13,865,372
Feb-Aug 07 convertible notes	29,707,773	1,318,185	-	31,025,958	26,183,676	-	26,183,676	-	57,209,634
Sept 07 convertible notes	40,133,932	7,407,644	-	47,541,576	20,066,966	-	20,066,966	-	67,608,542
Nov/Dec 06 & Jan 07 bridge notes	-	121,094	-	121,094	-	-	-	-	121,094
2004 Stock Option Plan	-	-	-	-	-	200,000	200,000	-	200,000
2006 Stock Option Plan	-	-	-	-	-	500,000	500,000	-	500,000
Securities owned by consulting and other professional firms	-	266,842	325,000	591,842	-	-	-	400,000	991,842
Current and former officer and employee securities [4]	-	375,000	78,125	453,125	-	-	-	23,458,584	23,911,709
Securities owned by or owed to shareholders	-	175,381	15,282	190,663	-	-	-	-	190,663

Totals	134,458,383	10,524,747	418,407	145,401,537	90,013,434	700,000	90,713,434	56,217,187	292,332,158

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

Capital Expenditure Commitments

We did not have any substantial outstanding commitments to purchase capital equipment at September 30, 2007.

Payments Due by Period

The following table illustrates our outstanding debt, purchase obligations, and related payment projections as of September 30, 2007:

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years

Convertible notes (principal)	$22,933,733	$22,933,733	$-	$-
Loans payable	513,750	513,750	-	-
Advances from investors	-	-	-	-
Financing penalties and other stock-based payables	4,084,065	4,084,065	-	-
Accrued litigation charges	1,905,000	1,905,000	-	-
Note payable - related party	300,000	300,000
Other liabilities	1,839,133	1,679,565	159,568	-
Subtotal	31,575,681	31,416,113	159,568	-
Purchase obligations	-	-	-	-
Operating leases	87,160	87,160	-	-
Total	$31,662,841	$31,503,273	$159,568	$-

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Due to our 2006 financing agreements, the number of common shares issuable upon the exercise of outstanding warrant agreements, when combined with existing outstanding common shares, options, and shares issuable upon the conversion of applicable notes payable (“diluted shares”), exceeded our then-authorized common shares. Therefore, as required by Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), asset or liability classification of the warrants was required (as opposed to permanent equity classification) for the excess warrant shares.  From January to May 2006, only a portion of our warrants were subject to liability classification and their values accordingly marked-to-market, including a related charge of $1,281,278 to earnings for the three months ended March 31, 2006. In May 2006, we repriced certain of our warrants to $15.60 per share in conjunction with a financing transaction, which in turn triggered contractual “favored nations” price ratchets on a number of our existing convertible debt and warrant agreements, reducing their effective conversion and exercise prices to $15.60 per share. The effect was to increase the number of fully diluted shares of common stock at the time to approximately 6.5 million, relative to our then-authorized, split-adjusted 5 million common shares. Our total warrants then outstanding were approximately 1.4 million. As required by EITF 00-19, we classified all remaining warrants at that time as a liability, transferring $5,406,284 from additional paid-in capital to fair value liability for warrants on our consolidated balance sheet. This warrant liability, along with the original earlier 2006 warrant liability discussed above, was subsequently marked-to-market, resulting in a $5,102,731 fair value warrant liability at December 31, 2006, and a credit to earnings for the six months ended June 30, 2006 of $3,372,162.

On March 16, 2007, we obtained shareholder approval to increase our authorized common stock to a split-adjusted 20 million shares, sufficient to satisfy all of our outstanding warrant obligations. The warrant liability was then marked-to-market, resulting in a charge to earnings of $3,550,551 for the three months ended March 31, 2007. The fair value of these warrants at that date was $10,209,324, and this amount was transferred from the fair value liability for warrants to additional paid-in capital on our consolidated balance sheet as required by EITF 00-19, and the related mark-to-market accounting was suspended.

Due to the June 14, 2007 financing agreements referred to in Note G to our consolidated financial statements, which in turn triggered favored nations price ratchets to $1.60 per share by June 25, 2007, our diluted shares exceeded our authorized, split-adjusted 20 million common shares. Therefore, asset or liability classification of (and related mark-to-market accounting for) the warrants was again required for the excess warrant shares. Between June 14, 2007 and June 25, 2007, the fair value of our warrants, totaling $2,807,757, was transferred from additional paid-in capital to fair value liability for warrants on our consolidated balance sheet. At June 30, 2007 these warrants were marked-to-market, resulting in a $2,007,626 fair value warrant liability at June 30, 2007, and an $866,269 credit to earnings and a $2,684,282 charge to earnings for the three and six months ended June 30, 2007, respectively. The fair value of our warrants is a function of the market value of our underlying common stock.

On August 16, 2007 we effected a 1-for-20 reverse split of our common stock, which was sufficient to satisfy all of our warrant obligations. The warrant liability was then marked-to-market, resulting in a credit to earnings of $1,487,514 for the three months ended September 30, 2007. The fair value of these warrants at that date was $694,450, and this amount was transferred from the fair value liability for warrants to additional paid-in capital on our consolidated balance sheet as required by EITF 00-19, and the related mark-to-market accounting was suspended. However, should we in the future have insufficient common shares to satisfy all of our warrant and convertible debt obligations, we will again be subject to noncash mark-to-market income or expense to the extent that the fair value of these warrants changes, which is in turn primarily dependent upon our common stock market price per share.

We are not exposed to significant interest rate or foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, as amended (the “Exchange Act”), as of September 30, 2007, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Accounting Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Our management, with the participation of the Certifying Officers, also conducted an evaluation of our internal control over financial reporting and identified three significant control deficiencies, which in combination resulted in a material weakness.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company's annual or interim financial statements will not be prevented or detected, as of September 30, 2007. The control deficiencies identified by our management and the Certifying Officers, which in combination resulted in a material weakness, were (a) insufficient accounting personnel resources; (b) a lack of independent verification of amounts billed to certain customers; and (c) travel advances to an executive officer.

Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Certifying Officers concluded that our disclosure controls and procedures were ineffective as of September 30, 2007.

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

Our management, including the Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of September 30, 2007, and concluded that we had the following control deficiencies as of September 30, 2007, that, when combined, resulted in a material weakness:

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

c.
Section 402 of the Sarbanes-Oxley Act of 2002 prohibits personal loans to or for any of our directors or executive officers. As of September 30, 2007, and contrary to our formal policy, we have paid outstanding travel advances to our Chief Executive Officer totaling $298,500, which may be in violation of this prohibition. Related expense reports for approximately 42% of this amount have been received.

Management has concluded that the above deficiencies when combined have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of our interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Certifying Officers concluded that we did not maintain effective internal control over financial reporting as of September 30, 2007 based on the criteria in the Internal Control - Integrated Framework.

Remediation Steps to Address Control Deficiencies

We are in the process of addressing the identified material weakness by remediating the control deficiencies in our internal control over financial reporting which comprise this material weakness as follows:

a.	Funding constraints have limited our ability to enhance our accounting personnel resources. When and if our financial condition improves, we plan to enhance our accounting personnel.

b.	We plan to design a revenue assurance process for the billing of our wholesale telecommunications customers to provide independent recalculation and verification of amounts billed in 2008.

c.	Beginning in the second quarter of 2007, travel advances to directors and executive officers were not allowed by policy. Compliance with this policy will continue to be emphasized.

As a non-accelerated filer, we are obligated to complete our assessment of the effectiveness of our internal control over financial reporting pursuant to Sarbanes-Oxley Section 404 in 2007. We began this assessment in October 2007.

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

A $300,000 note payable to our Chief Operating Officer, and a $300,000 note payable to Black Forest International, LLC, are both currently in default.

Per Note K to our consolidated financial statements, a $300,000 note payable to our Chief Operating Officer, and a $300,000 note payable to Black Forest International, LLC, are both currently in default for nonpayment. We currently do not have enough cash to repay these notes. If we are unable to either repay, refinance or renegotiate these notes, our ability to operate and continue our business will be materially impaired.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the Securities and Exchange Commission, the New York and American Stock Exchanges and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters, and investors may be reluctant to provide us with funds necessary to expand our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See descriptions of our issuance of freely trading securities pursuant to Section 3(a)(10) of the Securities Act on page 34, and in footnote 10 on page 31. Other unregistered sales of equity securities have been previously reported on Form 8-Ks.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note K to our consolidated financial statements for a discussion of a note payable to our Chief Operating Officer, and a note payable to Black Forest International, LLC, both of which are currently in default. Other defaults have been previously reported on Form 8-Ks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our shareholder meeting held on August 13, 2007, shareholders approved a proposal to amend the Amended and Restated Articles of Incorporation of VoIP, Inc. to give effect to a one-for-twenty reverse split of our common stock. Said reserve split was then effective on August 16, 2007. Of the 204,692,663 shares of our common stock of record and entitled to vote, 128,653,589 shares were voted in favor of the proposal, 22,696,318 shares were voted against, and 49,694 shares abstained.

ITEM 5. OTHER INFORMATION

See descriptions of settlement agreements and our issuance of related freely trading securities pursuant to Section 3(a)(10) of the Securities Act on page 34, and in footnote 10 on page 31.

ITEM 6.  EXHIBITS

No.	Description

10.1	Consultant Agreement dated September 6, 2007 between VoIP, Inc. and CEOCast, Inc.

31.1	Certification by Chief Executive Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Accounting Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Accounting Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q for the period ended September 30, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP, INC.

Date: November 14, 2007	/s/ Robert V. Staats
Robert V. Staats
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number

10.1	Consultant Agreement dated September 6, 2007 between VoIP, Inc. and CEOCast, Inc.

31.1	Certification by Chief Executive Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Accounting Officer under SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Accounting Officer pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.